Form 10QSB
period 1998-03-31
AMBIENT CORP /NY
filed 1998-05-15
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 1998
                                           OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to
        _________

                         COMMISSION FILE NUMBER: 0-23723

                              --------------------

                               AMBIENT CORPORATION
             (Exact name of Registrant as specified in its charter)


               DELAWARE                               98-0166007
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


                  270 MADISON AVENUE, NEW YORK, NEW YORK 10016
          (Address of principal executive offices, including zip code)


                                 (888) 861-0205
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              --      --

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At May 14, 1998, Ambient Corporation had outstanding 2,984,333 shares of Common Stock, par value $.001 per share.

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)

                                                                                  March 31, 1998
                                                                                  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $  998,954
  Restricted cash                                                                      130,000
  Other receivables and prepaids                                                       354,136
                                                                                    ----------
     Total current assets                                                            1,483,090
PROPERTY AND EQUIPMENT
  Cost                                                                                 309,262
  Less accumulated deprecation                                                         (64,522)
                                                                                    ----------
                                                                                       244,740
     Total assets                                                                   ----------
                                                                                     1,727,830
                                                                                    ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
  CURRENT LIABILITIES
  Short term credit                                                                    111,411
  Accounts payable                                                                     110,955
  Other current liabilities                                                             81,205
                                                                                      --------
     Total current liabilities                                                         303,571
  LONG-TERM LIABILITIES
  Accrued severance pay                                                                 23,130
  Loan payable                                                                          23,017
STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; authorized 20,000,000 shares;
issued and outstanding 2,984,333 shares                                                  2,984
Additional paid in capital                                                           4,427,446
Deferred compensation                                                                 (176,667)
Accumulated deficit                                                                 (2,875,651)
                                                                                   -----------
     Total stockholders' deficiency                                                  1,378,112
     Total liabilities and stockholders' deficiency                                $ 1,727,830
                                                                                   ===========




See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 in U.S. dollars
                                   (Unaudited)

                               For the period           For the period              Cumulative
                                    from                     from                      from
                               January 1, 1998          January 1, 1997              Inception
                                     to                       to                        to
                               March 31, 1998           March 31, 1997            March 31, 1998
                               --------------           --------------            --------------

Research &
development
expenses                          $170,721                  $77,542                  $825,793

Less - Chief
Scientist of Israel
participation                            -                   24,018                    95,976
                                  --------                 --------                  --------
                                   170,721                   53,524                   729,817

General and
administrative
expenses                           336,019                   79,349                 1,383,137
                                  --------                 --------                  --------

  Operating Loss                  (506,740)                (132,873)               (2,112,954)
                                  --------                 --------                ----------
Financing expenses                 242,101                   22,553                   762,698
                                  --------                 --------                ----------

NET LOSS                        $ (748,841)              $ (155,426)             $ (2,875,652)
                                ==========               ==========              ============
Net loss per share                   (0.28)                   (0.07)
                                 ----------              ----------
Weighted average
number of shares
outstanding                     $2,715,166               $2,229,166
                                ==========               ==========



See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                   CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY
                                 In U.S. dollars
                                   (Unaudited)



                                     Number of         Common        Additional      Deferred          Deficit          Total
                                       shares           Stock         paid in      compensation      accumulated
                                                                      capital                        during the
                                                                                                     development
                                                                                                        stage

Issuance July 1996                     2,028,833       $  2,029         $    -          $     -          $     -       $  2,029

Issuance September 1996                    5,000              5              -                -                -              5

Issuance October 1996                    195,333            195              -                -                -            195

Net loss                                       -              -              -                -        (693,995)       (693,995)
                                ---------------------------------------------------------------------------------------------------
Balance as of December 31, 1996        2,229,166          2,229              -                -        (693,995)       (691,766)

Issuance March 1997                       20,000             20         50,000                -                -         50,020

Issuance August 1997                      84,167             84        336,668                -                -        336,752

Issuance September 1997                   60,000             60        239,940                -                -        240,000

Issuance September 1997                    6,000              6         23,994                -                -         24,000

Issuance October 1997                     20,000             20         79,980                -                -         80,000

Deferred compensation                          -              -              -         (386,668)                -      (386,668)

Amortization of deferred
compensation                                   -              -              -          145,556                -        145,556

Net loss                                       -              -              -                -      (1,432,815)     (1,432,815)
                                ---------------------------------------------------------------------------------------------------
Balance as of December 31, 1997        2,419,333          2,419        730,582         (241,112)     (2,126,810)     (1,634,921)

Issuance January 1998                     40,000             40        239,940                -                -        240,000

Issuance February 1998                   525,000            525      3,456,904                -                -      3,457,429

Amortization of deferred
compensation                                   -              -              -           64,445                -         64,445

Net loss                                       -              -              -                -        (748,841)       (748,841)
                                ---------------------------------------------------------------------------------------------------
Balance as of March 31, 1998           2,984,333       $  2,984     $ 4,427,446       $(176,667)    $(2,875,651)    $(1,378,112)
                                ===================================================================================================




      See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)



                                                                      March 31, 1998      March 31, 1997
                                                                      --------------      --------------
 CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                            $  (748,841)     $  (155,426)

    Adjustments to reconcile net loss to net cash used in operating activities

       Depreciation and amortization                                       309,425            9,600

       Severance pay, net                                                    3,130            1,667

    Changes in operating assets and liabilities

       Other receivables and prepaid expenses                             (314,214)          26,108

       Accounts payable                                                   (135,807)          14,007

       Other current liabilities                                          (158,750)          43,561
                                                                       -----------      -----------

           Net cash used in operating activities                        (1,045,057)         (60,483)


CASH FLOWS FROM INVESTING ACTIVITIES

    Restricted cash                                                       (100,000)            --

    Purchase of equipment                                                  (60,841)         (13,856)
                                                                       -----------      -----------

       Net cash used in investing activities                              (160,841)         (13,856)


CASH FLOWS FROM FINANCING ACTIVITIES

    Decrease in short term credit                                       (1,525,977)          (4,441)

    Proceeds from long term bank loan                                       33,400             --

    Issuance of common stock                                             3,697,429               20
                                                                       -----------      -----------
       Net cash provided (used) by financing activities                  2,204,852           (4,421)

NET INCREASE IN CASH                                                       998,954          (78,760)

CASH, BEGINNING OF PERIOD                                                     --            104,322
                                                                       -----------      -----------
CASH, END OF PERIOD                                                    $   998,954      $    25,562
                                                                       ===========      ===========





      See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - GENERAL

         The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to the provision of interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - INITIAL PUBLIC OFFERING

         In February 1998, the Company completed an initial public offering of 525,000 shares of common stock in return for gross proceeds of $4.2 million (before issuance expenses of approximately $943,000).

Item 2 -- Plan of Operation


    The Company was organized in June 1996 and is a development stage company. In August 1996, Ambient Corporation purchased substantially all of the assets, properties, business and goodwill and assumed the liabilities of Gen Technologies, Inc., a Delaware company organized in September 1995 ("GTI"), including the capital stock of GTI's subsidiary, GenTec, Ltd., a corporation organized under the laws of the State of Israel in November 1995. In November 1996, the Company changed the name of its subsidiary from GenTec, Ltd. to Ambient, Ltd. ("Ambient Israel"). The Company owns 95% of Ambient Israel's outstanding capital stock. Since GTI's inception in September 1995, the Company's activities have been principally limited to organizational and initial capitalization activities, designing and developing smart card technology and recruitment of executive personnel. As a development stage company, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

    The Company has not generated any revenues from operations since its inception. For the fiscal years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, the Company has incurred net losses aggregating $2,875,651, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures, business combinations, including investments in other companies, or mergers.

    In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO in the amount of $3,256,290. The Company is dependent upon the proceeds of the IPO to implement its anticipated business plans. The Company anticipates that the proceeds of the IPO will be sufficient to satisfy the Company's contemplated cash requirements for approximately 12 months from the IPO, based upon the Company's present plans and certain assumptions relating to general economic and industry conditions, market factors, and the Company's future revenues and expenditures. If any of these factors change or the Company's assumptions change or prove to be incorrect, the Company will be required to raise additional funds during such period. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or possibly cease operations. See "Changes in Securities and Use of Proceeds" for a breakdown of the Company's expenditures of the proceeds.

    As of March 31, 1998, the Company has expended $825,793 on its research and development activities (including $95,976 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available to the Company when needed. Any inability to obtain such additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or possibly cease its research and development operations. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the fourth quarter of 1998. Product introduction will depend on several factors, including research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1998. See "Changes in Securities and Use of Proceeds."

    The Company's marketing activity to date has consisted of formulating a marketing strategy. The Company's strategy focuses initially on approaching and establishing relationships with large and mid-sized system integrators already established in the smart card market, as well as those integrators involved in ancillary markets such as health care, access control, and transport ticketing. The Company also intends to target potential volume customers. The Company has a marketing and sales director and plans to hire two to three additional full-time marketing and sales personnel. As of the date hereof, the Company has not identified individuals to fill these positions. In an effort to promote recognition of the Ambient name within the industry, the Company plans to exhibit its technology at selected industry trade shows, and design and distribute marketing materials. The Company also plans to implement and publicize pilot projects to demonstrate the benefits of the Ambient system. In March 1998, the Company completed the installation of two readers in two classrooms at a public school in the City of Ashdod, Israel and distributed approximately 50 cards to students and teachers in an effort to carry out a pilot program (the "Ashdod Project"). The program was designed to demonstrate Ambient's technology for tracking attendance in those classrooms in which readers were installed. Although the Company demonstrated that the technology worked for the purposes for which it was designed, the school has not implemented the use of the technology. Depending on the outcome of further discussions with school officials, the Company may discontinue efforts for a pilot project at the school. The Company incurred substantially all of the costs associated with the Ashdod Project, which were approximately $13,000 as of March 31, 1998. The Company has not entered into any arrangements to design additional pilot projects. Over the next 12 months, the Company presently plans to spend approximately $350,000 of the proceeds from the IPO on marketing related activities.

    Depending on several factors, including the success of the Company's marketing efforts, market acceptance of the Ambient technology, competition and the Company's progress in its research and development efforts and developing relationships with systems integrators, the Company believes it will begin to generate sales and revenues during the fourth quarter of 1998. There can be no assurance, however, that the Company will generate significant revenues by this date, or at all.

    The Company currently has 16 full-time employees (including those hired from the College) and one part-time employee, and depending on its level of business activity, expects to hire up to approximately six additional employees in the next 12 months, including marketing and sales, research and development, customer support, and administrative personnel. The Company has allocated approximately $400,000 of the net proceeds of the IPO for the recruitment and related payroll expenses for additional employees over the 12-month period after the IPO.

    The Company's product development is carried out at Ambient Israel's facilities in Israel. During the next 12 months, the Company plans to utilize approximately $100,000 of the net proceeds from the IPO for capital expenditures to purchase additional equipment for the planned small scale production of Ambient smart card terminals. In May 1998, the Company purchased from the Jerusalem College of Technology (the "College") certain equipment used for the manufacture of smart cards for a purchase price of $40,000, which is payable in quarterly installments over three years. The Company paid the first installment of approximately $5,000 in May 1998. In connection with such purchase, the Company agreed to hire three full-time employees from the College, assumed certain liabilities in the aggregate amount of approximately $15,000, entered into a sublease agreement with the College with respect to the facilities housing the purchased equipment and assumed certain other contractual obligations. The Company anticipates that revenues from these operations will offset all or a portion of the expenses associated with purchasing and operating such equipment.

    In March 1998, Ambient Israel moved its offices to new facilities within the Jerusalem Technology Park, which it shares with Delta Three Inc. ("Delta Three"), an affiliate of the Company. Ambient Israel's portion of the new facilities is approximately 3,228 square feet. As of January 1, 1998, Ambient Israel and Delta Three entered into a cooperation agreement (the "Cooperation Agreement") pursuant to which the entities have agreed to share the expenses of resources, rent and shared employees based on their proportionate uses of the shared facilities. Under the Cooperation Agreement, the new office space is leased by Delta Three, which in turn is subleasing a portion of such space to Ambient Israel for an initial term of two years at a monthly rental rate of $7,800 (including rent, utilities, computer network, security and cleaning service), linked to Israeli Consumer Price Index, plus reimbursement for certain office expenses and professional services. The Company believes that these facilities are sufficient to meet the Company's needs in Israel for the foreseeable future. The Cooperation Agreement has a term of one year and is automatically renewable for additional one-year periods, provided that the amounts of reimbursements and the services to be provided thereunder are subject to negotiation by the parties, in general, every six months or at otherwise specified dates provided therein. The Company believes that the terms of the Cooperation Agreement are no less favorable to the Company than the Company could obtain from non-affiliated third parties.

    Since inception, the Company has relied for its capital requirements on certain debt financings, government funding from the OCS, bank financing, a loan from a third party during the second quarter of 1997 in the principal amount of $120,000 bearing interest at 8% per annum, stockholder loans in the aggregate principal amount of $25,781 (all of which was repaid), a $400,000 private placement of promissory notes and Common Stock of the Company in 1997, a third party loan from Mylock Holdings Inc. in the principal amount of $150,000, bearing interest at 22% per annum, and the IPO. The Company used $1,828,261 of the net proceeds from the IPO to satisfy the principal and accrued interest due on the loans (excluding the stockholder loans) and the promissory notes. See "Changes in Securities and Use of Proceeds."

    On August 14, 1997, Ambient Israel applied to the Israeli Investment Center pursuant to The Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") to have certain of its facilities and/or assets designated as an "Approved Enterprise." The Investment Law provides that certain capital investments may, upon application to the Israeli Investment Center, be designated as an Approved Enterprise. On March 25, 1998, Ambient Israel was granted Approved Enterprise status under the Investment Law with respect to its planned investment in certain fixed assets for establishing a smart card production facility. Ambient Israel participates under the "Alternative Benefits Program" under the Investment Law. Accordingly, taxable profits attributable to the approved enterprise will be exempt from tax for a period of 10 years, commencing in the first year in which the Approved Enterprise first generates taxable income. However, such benefits period will terminate upon the earlier of
(i) 12 years from the commencement of production or (ii) 14 years from the date of approval of the Approved Enterprise. Under the Alternative Benefits Program, dividend distributions from Ambient Israel during the benefits period will be subject to reduced withholding tax of 15%, but will render Ambient Israel liable for corporate tax (generally 25%, subject to reduction depending upon the percentage of foreign investment in Ambient Israel) on the amount distributed and the corporate tax thereon.

    The benefits available as an Approved Enterprise are conditioned upon the fulfillment of certain conditions stipulated in the Investment Law, and the regulation thereunder, and the criteria set forth in the certificate of approval. In the event any of these conditions are not fulfilled, in whole or in part, the benefits could be canceled and the Company could be required to refund the amount of the canceled benefits, plus interest and inflation adjustments. There can be no assurance that the Company will be able to continue to comply with such requirements in the future.

    Certain statements made in this Quarterly Report on Form 10-QSB including statements contained in the preceding Plan of Operation are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations and projections of revenues, earnings and capital expenditures. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans, objectives and expectations are based, in part, on assumptions involving the growth of the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward- looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form SB-2, file no. 333-40045, was declared effective by the Securities and Exchange Commission on February 12, 1998. The initial public offering of the Company's Common Stock covered by such Registration Statement commenced on February 13, 1998. Roan Capital Partners, L.P. acted as the managing underwriter (the "Representative") for the offering. A total of 656,250 shares of Common Stock were registered, including 78,750 shares issuable upon exercise of the Representative's 45-day over-allotment option and 52,500 shares issuable upon exercise of warrants issued to the Representative (the "Representative's Warrants"). The Representative's Warrants to purchase 52,500 shares of Common Stock issued to the Representative were also registered. The aggregate offering price of the registered Common Stock (including the over-allotment option), the Representative's Warrants and the shares issuable upon exercise of Representative's Warrants, was $5,523,052.50. Of this amount, $4,200,000 representing 525,000 shares of Common Stock have been sold (and the Representative's Warrants were sold for $52.50). The Representative's Warrants have not yet been exercised and consequently the offering has not yet terminated.

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:


        Underwriting discounts and commissions:              $ 420,000

        Finder's fees:                                               0

        Expenses paid to or for the underwriters:              126,000

        Other expenses:                                        397,710
                                                               -------

                   Total expenses:                           $ 943,710


     All such expenses were paid directly or indirectly to others.

     The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

     As of March 31, 1998, the amount of net offering proceeds to the Company has been used for the following purposes as follows:



        Marketing                                       $ 43,711

        Additional Facilities                                  0

        Research and Product Development                 162,788

        Repayment of indebtedness                      1,828,261

        Capital Equipment                                      0

        Working Capital and General Corporate            225,064

        Temporary Investments                            996,466


     All such payments were made directly or indirectly to others.

     The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus, except that repayment of indebtedness increased by $178,261 from the estimated $1,650,000 in the prospectus to $1,828,261 due to adjustments in the calculations of interest on the indebtedness through the date of payment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     In February 1998 (prior to the Company's initial public offering), by written consent of a majority (approximately 57%) of the Company's stockholders under Section 228 of the Delaware General Corporation Law, the Company's Incentive and Non-Qualified Stock Option Plan was approved.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)Exhibits


       EXHIBIT
       NUMBER                DESCRIPTION
       -------               -----------
        *3.1     Certificate of Incorporation of the Company, as amended.
        *3.2     By-Laws of the Company, as amended.
        *3.3     Memorandum of Association of Ambient Israel.
        *3.4     Articles of Association of Ambient Israel.
        *4.1     Specimen Stock Certificate
       *10.1     Form of the Company's 1998 Stock Option Plan.
       *10.2     Form of Employment Agreement between the Company and Jacob Davidson.
       *10.3     Employment Agreement between Ambient Israel and Dr. Yehuda Cern.
       *10.4     Employment Agreement between Ambient Israel and Dr. George Kaplun.
        10.5     Reserved.
       *10.6     Agreement dated August 1, 1996, between GenTechnologies, Inc. and
                 Ambient Corporation.
       *10.7     Agreement between GenTechnologies, Inc. and Alexander Rozin dated
                 December 5, 1995.
       *10.8     Consulting Agreement with Tekol, Ltd.
       *10.9     Form of Cooperation Agreement dated January 1, 1998, between Delta Three
                 Inc. and Ambient Israel.
       27        Financial Data Schedule



----------
        *Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-40045) filed with the Securities and Exchange Commission on November 12, 1997, as amended January 23, 1998.

        (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1998




                                            AMBIENT CORPORATION
                              -----------------------------------------------
                                               (Registrant)


                                            /s/ Jacob Davidson
                              -----------------------------------------------
                              President, Chairman and Chief Executive Officer


                                            /s/ Aryeh Weinberg
                              -----------------------------------------------
                                        Chief Financial Officer