Form 10KSB
period 1997-12-31
AMBIENT CORP /NY
filed 1998-06-02
CIK 1047919

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 1997                 Commission File No. 0-23723


                                   -----------

                               Ambient Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                         98-0166007
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

             270 Madison Avenue
             New York, New York                              (888) 861-0205                        10016
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (REGISTRANT'S TELEPHONE NUMBER,              (ZIP CODE)
                                                          INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 1997 were $0.

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on May 21, 1998 was $19,349,594 based on the average bid and asked price of the Common Stock of $8.31 on such date, as reported by the OTC Bulletin Board.

         The number of outstanding shares of the issuer's Common Stock as of May 27, 1998 was 2,984,333.

         Transitional Small Business Disclosure Format.   Yes  [ ]      No  [X]

================================================================================

                               AMBIENT CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                               Page
PART I............................................................................................................1

Item  1. Description of Business..................................................................................1
Item  2. Description of Property.................................................................................13
Item  3. Legal Proceedings.......................................................................................14
Item  4. Submission of Matters to a Vote of Security Holders.....................................................14

PART II..........................................................................................................15

Item  5. Market For Common Equity and Related Stockholder Matters................................................15
Item  6. Plan of Operation.......................................................................................17
Item  7. Financial Statements....................................................................................21
Item  8. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..................................................................21

PART III.........................................................................................................22

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ......................................................22
Item 10. Executive Compensation..................................................................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................25
Item 12. Certain Relationships and Related Transactions..........................................................26
Item 13. Exhibits and Reports on Form 8-K........................................................................27


FORWARD LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following: (1) circumstances which could affect the writing of workers' compensation, liability and property insurance, (2) economic, business and competitive conditions in the insurance industry and innovations of new insurance products, (3) the enactment of new regulations and laws, and the amendment of existing regulations and laws which could affect the Company's business, (4) changes in business strategy or development plans, and (5) the Company's ability to obtain sufficient financing. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Ambient Corporation ("Ambient" or the "Company"), a development stage company, was founded in June 1996 to design and develop advanced smart card interface technology. A smart card is a credit card-sized, plastic card equipped with an integrated circuit ("IC") that contains a memory and, in its more evolved form, a microprocessor, or a "mini-computer," that stores and transfers information in electronic form. Smart cards are used in a variety of applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing tokens and tickets), (iii) point of sale purchases (replacing cash or credit cards at cafeterias, newsstands and related point of sale locations where speed of purchase is important), (iv) vending machines, (v) public telephones, (vi) industrial applications such as quality control, warehousing, inventory control, distribution and warranty, and (vii) health care (replacing patients' paper files in hospitals and HMOs). The Company's subsidiary, Ambient Ltd. ("Ambient Israel"), has two patent applications pending in Israel, a corresponding application for one of which was filed in the United States, and one patent application pending in the United States, for which a corresponding application was filed under the Patent Cooperation Treaty ("PCT"). The applications cover various aspects of the Company's smart card interface design and terminal architecture. Ambient has not generated any revenues from operations. The Company presently intends to commence commercialization of its technology in the fourth quarter of 1998.

         The Company is developing contactless interface technology for multi-purpose smart cards that will be capable of storing and transferring large amounts of data in a secure environment at costs similar to typical contact-based systems. Existing smart cards depend largely on "contact" technology, requiring the card to be inserted into a terminal where a receptor clamps down on the card making precise contact with an exposed metal plate on the card's surface creating a metal-to-metal electrical connection. The Company believes that due to the disadvantages inherent in requiring contact for the transfer of information in many applications, such as slow transaction time and high terminal and card maintenance costs, the industry has produced "contactless" smart card technology, where information is transferred electronically without the need for metal-to-metal contact. Contactless smart cards currently on the market utilize inductive coupling (commonly known as "radio frequency" radiation) to transfer information. The Company believes that this technology, as currently used in "proximity" and "vicinity" cards, creates several disadvantages, such as the potential security hazard of data interception by scanners, malicious jamming by nearby hackers, the lack of ease of use, since the card often must be positioned over a terminal antenna within a certain range of angles, power limitations and environmental emissions. Proximity and vicinity cards may also embody as a security feature a permanent disabling device which is triggered after several erroneous attempts at access, thereby allowing hackers to disable such cards from a distance by repeatedly broadcasting unsuccessful access attempts. The Company's technology is not based on "radio frequency" radiation operating at a distance; rather, it relies on capacitive close coupling. Capacitive close coupling allows for a closed-circuit, high energy, rapid data rate connection between the card and the terminal within a relatively short range. Ambient's technology enables the transmission of both data and energy over the same capacitive pads (one pad is located in each of the card and the terminal) at high rates of speed and accuracy. The Company believes that its technology will provide the following advantages over existing contact-based and contactless smart card systems: high security, quicker transaction time, low terminal maintenance due to the absence of moving parts, long card life due to rugged construction and low wear-and-tear, significantly higher levels of power, and significant memory capability allowing for multi-purpose applications.

         The Company's goal is to become a licensor of smart card technology and a vendor of smart card systems. The Company's business strategy is to: (i) implement pilot projects that exhibit the benefits of the Ambient systems; (ii) form strategic alliances with system integrators, as well as individual IC, smart card and terminal manufacturers and (iii) integrate its own smart card systems that utilize Ambient's contactless interface technology that it can market directly to end-users.

         Ambient Corporation, a Delaware company, was organized in June 1996. In August 1996, Ambient Corporation purchased substantially all of the assets, properties, business and goodwill, and assumed substantially all of the liabilities, of Gen Technologies, Inc., a Delaware company organized in September 1995 ("GTI"), including the capital stock of GTI's subsidiary, GenTec, Ltd., a corporation organized under the laws of the State of Israel in November 1995. In November 1996, the Company changed the name of its subsidiary from GenTec, Ltd. to Ambient, Ltd. ("Ambient Israel"). The Company owns 95% of Ambient Israel's outstanding capital stock. All of the Company's activities to date, which have primarily consisted of research and development, have been performed by Ambient Israel in Jerusalem, Israel. Ambient Israel's corporate headquarters and executive offices are located at Jerusalem Technological Park, Building 9, Malha, Jerusalem, Israel and its telephone number is 972-2649-1250. Ambient Corporation's offices in the United States are located at 270 Madison Avenue, 11th Fl., New York, New York 10016 and its telephone number is (888) 861-0205.

         Unless the context otherwise requires, the term "Company" as used herein means Ambient Corporation, together with its subsidiary, Ambient Ltd.

INDUSTRY BACKGROUND

         There are two basic types of smart cards, memory cards and microprocessor cards, each of which can interface between the smart card and a terminal on a contact or contactless basis. Memory cards are typically used to store and retrieve information only and do not have the capability of performing complex processing of information. A microprocessor card is truly a "smart" card in that it contains a central processing unit within a chip which can perform a number of functions, including complex arithmetic operations required for security. Current smart card technology is based largely on contact cards and, to a lesser extent, contactless cards that utilize radio frequencies to transfer data. The Company is developing what it believes to be next generation, close coupled contactless interface technology for microprocessor cards.

         The Company estimates that in excess of 90% of all smart cards sold in 1995 were memory cards with contact interfaces used as disposable phone cards. Contact technology requires the card to be inserted into a terminal where a receptor clamps down on the card making precise contact with an exposed metal plate on the card's surface. Contact cards present several inherent disadvantages including long transaction times, relatively short card life due to corrosion of exposed metal and damage to the metal from physical abuse, such as being sat upon or housed in an over-stuffed wallet. There is also the potential for expensive terminal maintenance due to moving clamps and other parts. While contact smart cards have found broad use in high volume, cost sensitive applications such as public telephones, these cards are, in general, cumbersome and not user-friendly and systems using contact smart cards are expensive to maintain, less reliable and are too slow for many applications such as transportation. In the early 1990s, several companies developed various "contactless" smart cards, where information is transferred electronically without the need for metal-to-metal contact. Contactless smart cards currently on the market utilize radio frequencies to transfer information, creating the potential security hazard of data interception. Other disadvantages include the lack of ease of use, since the card often must be carefully positioned over a terminal antenna at a certain angle, power limitations and environmental emissions. In response to these limitations, the Company is developing its close coupled, contactless interface technology for smart cards that will be capable of storing and transferring large amounts of data in a secure environment at costs similar to typical contact-based systems. The Company believes that its technology will provide the following advantages over existing smart card systems: high security, significant memory capability, long card life due to rugged construction and low wear-and-tear, significantly higher levels of power, quicker transaction time and low terminal maintenance due to the absence of moving parts. See "--Proprietary Information."

         There are several levels of smart cards utilized for different applications. The "dumb" smart card is simply a memory card with some hard wired logic, and can only be loaded with information one time. The next level is a memory card with a simple controller upon which information can be recorded and erased many times. This memory is usually in the form of EEPROM, which can be written on and erased many times, or the more advanced flash memory products being developed by companies such as Sandisk Israel Ltd., Intel Corporation, M-Systems Ltd., and others. The heart of the truly smart card is a microprocessor with EEPROM memory that is contained within the IC. Such a smart card acts as a mini-computer, without a monitor or keyboard. This type of IC is produced by a relatively small number of chip makers. The Company has engaged a subcontractor, Melexis, N.V., to produce initially an ASIC of its contactless interface technology which the Company intends to then integrate in a multi-chip solution with various microprocessor and memory modules. The following stage of the company's development will be to create a product line of one-chip solutions, combining on one piece of silicon the analog interface of Ambient, along with various levels of memory and microprocessors.

BUSINESS STRATEGY

         Initially, the Company plans to target its marketing efforts on "niche" markets that require the storage and transfer of large quantities of information, as well as security protocols and have a preference for contactless solutions, but cannot, for various reasons, use radio frequency cards. The Company has identified the health care, vending systems and high security access control markets for initial entry. The Company intends to target users of existing contact-based smart cards that it believes could benefit from switching to Ambient's contactless system. Using its technology, the Company has developed a "transparent interface" with the ability to provide a contactless interface for substantially all existing contact-based smart card chips. This technology is designed to allow the existing contact-based smart card industry to convert to contactless smart cards while maintaining the existing card software, readers and system host computers, as well as the existing security software of their contact-based systems. The Company has engaged a subcontractor, Melexis, N.V., which manufacturer is scheduled to produce chips by October 1998 containing Ambient's contactless interface technology that will be capable of such conversion. The Company and Melexis, N.V. intend to perform testing on initial samples in July 1998.

         In order to gain access to its targeted markets, the Company intends to enter into strategic relationships with system integrators, as well as individual IC, terminal and card manufacturers for joint marketing and distribution of smart card systems that use Ambient technology. The Company has commenced initial discussions with various chip, smart card and smart card connector manufacturers in an effort to develop distribution channels for its technology. The Company has not entered into any definitive arrangements for distribution and there can be no assurance that any such discussions will lead to successful strategic relationships.

         To assist in creating a market presence, the Company intends to implement pilot projects in Israel and elsewhere that will exhibit to the public the benefits of the Ambient systems. The Company has not yet successfully implemented any pilot projects and there can be no assurance as to when, if at all, the Company will carry out a pilot project. In addition to serving as a vehicle to demonstrate its technology, the Company believes that pilot projects will serve to provide it with valuable feedback on its technology, enabling the Company to fine-tune its systems prior to commercial marketing and application. See "Plan of Operation."

THE AMBIENT SYSTEM

         Ambient's principal product under development is a smart card interface for transmitting energy and data between the terminal and the smart card. The energy and data transmission is galvanically contactless utilizing capacitive technology. Capacitive transfer technology is the result of placing plates of conductive material both on the card, which are covered in plastic, and in the terminal that act as a virtual capacitor when coming in relatively close range of each other. The Company believes that the Ambient technology will provide a reliable close coupled solution for contactless cards, combining the best attributes of both traditional contact cards and radio frequency contactless cards. The Ambient technology is designed to enable the construction of a rugged, high energy, high memory, true multi- application smart card.

         Smart cards utilizing the Ambient technology are being designed by the Company to have robust functionality without the security handicaps of radio frequency cards and the mechanical liabilities of contact cards. The Ambient system is being designed to be easily integrated with existing technology and easily adapted to current IC smart cards. The Company has engaged a subcontractor, Melexis, N.V., which manufacturer is scheduled to produce chips by October 1998 containing Ambient's contactless interface technology that will be capable of converting existing contact-based systems for use by Ambient's contactless close coupled smart cards, while maintaining the use of existing card software, readers, system host computers and security software relating to the contact-based system. The Company and Melexis, N.V. intend to perform testing on initial samples in July 1998. The Company believes that Ambient's platform, as it is being designed, will handle the energy requirements of future generations of smart card microprocessors and memory chips.

         The Ambient smart card system consists of smart cards and terminals that can be configured utilizing three different transaction methods:

                  Insertion -- this method, much like traditional contact cards and ATM terminals, allows Ambient's smart cards to be inserted into a terminal, while maintaining the advantage of significantly lower terminal maintenance due to the absence of electrical contact and moving parts within the terminal.

                  Flat Reading -- this design allows the card to simply be placed on a reader/writer terminal.

                  Swiping -- this method contains a swiping terminal allowing the Ambient smart card to be swiped in substantially the same manner as the standard magnetic credit card reader, except that the Ambient card can be swiped through the terminal in any manner at any speed, still creating a capacitive connection. The Company believes that this method will allow Ambient to enter the market without substantial consumer education since the swiping mechanism is already commonly used for various day-to-day transactions.

         The Company believes that the following features of the Ambient system will provide it with significant advantages over existing smart cards:

                  Security. As a result of the low amounts of energy capable of being transmitted through the radio waves, existing radio frequency contactless cards have limited memory capacity and sufficient power to run only the slower microcomputers. As a consequence, many of these cards are not capable of offering high level security protocols. The transmission of sensitive financial and personal information via radio frequency is therefore subject to security leaks since the transmitted information can be intercepted or forged by a simple scanner. Ambient's capacitive information transfer method is designed with very low levels of external radiation which provides substantial physical security, prohibiting data from being "leaked" or "listened to," which is a critical function for certain applications, such as health care and electronic commerce.

                  Memory capabilities. Ambient's capacitive power transfer method allows for significant memory expansion possibilities. Existing radio frequency cards supply up to several kilobytes of EEPROM memory; Ambient technology can supply up to 20 megabytes of on board EEPROM memory. Ambient is currently developing flash memory products of up to two megabytes that can fit into an ISO 7816 smart card (the international standard for a smart card's physical dimensions). Memory capacity is a critical element in enabling smart cards to store large amounts of various data for utilization as a multi-application tool.

                  Rugged Construction. Existing microprocessor cards utilize standard "8-pin" contact technology, meaning that with every transaction, an electrical connection must be made between the card and the terminal. This requirement for a metal-to-metal connection is the basis for the substantial disadvantages in the standard contact smart card technology. Industry estimates view the life span of a standard contact card at 10,000 insertions, not including damage from regular wear and tear, corrosion from contact with moisture and physical damage from being sat on, played with or otherwise physically abused. Ambient cards will be encased in plastic without exposed parts, thereby substantially reducing exposure to the wear and tear of everyday life. The Ambient smart card's rugged construction guarantees a longer card life, which lowers overall costs. This feature is especially significant because the Company believes that the introduction of multi-application cards will yield higher frequencies of card utilization therefore exposing cards to significantly more damage-inducing elements.

                  Low terminal maintenance. Unlike standard contact terminals, Ambient's reader/writer terminals will not contain any moving parts or exposed electrical connections, which, it is expected, will result in lower maintenance costs, virtually trouble and vandalism free terminals, as well as the system's ability to withstand exposure from the environmental elements. The ability to leave the smart card terminal exposed to the elements is especially critical for vending, access control, public telephones and other outdoor applications.

                  Faster throughput. The Company anticipates that Ambient's terminals will be available in a variety of configurations including swiping and flat reading. These configurations reduce transaction times (compared to contact systems where the card has to be inserted into the terminal and direct contact achieved), allowing each terminal to be used by a larger number of people per hour. The time factor is critical for many applications that require rapid execution, such as public transportation and toll roads. Prototype Ambient cards and readers have attained a data rate that is four times faster than the highest rates specified for either contact cards or existing radio frequency cards. At the CardTech/SecureTech Exhibition in Washington, D.C., in April, 1998, the Company demonstrated this technology in a prototype memory card comprised of discrete components.

                  Environmental considerations. Little or no harmful radiation is emitted into the environment during transactions using the Ambient system. Radio frequency systems depend on spread spectrums that emanate from the terminals at all times, which means that radio waves are being continuously emitted from the device. This emission can lead to harmful radiation effects to the environment, as well as interference with surrounding devices that are sensitive to radio frequency waves.

PROPOSED AMBIENT SMART CARDS

         The Company intends to produce and market, along with strategic partners, three types of contactless smart cards: the Standard Card, the Secure Card and the Mega Card. As currently planned, each card will have two capacitive plates embedded on both sides to act as receivers and transmitters of energy and data between the card and reader/writer terminal, which terminal will be equipped with similar plates. These plates will be completely covered and sealed in plastic, resulting in a card without any exposed metal or galvanic electrical contact points. This configuration will enable the card to be utilized in a high-speed swiping mechanism, as well as flat reading and insertion. The cards will be hermetically sealed with durable plastic lamination. The Company is seeking to engage one or more smart card vendors to produce these cards, as well as technologists experienced at packaging large memory chips and multiple chips inside a smart card format. The Company intends to enter into a definitive arrangement with a smart card vendor by July 1998 when it anticipates commencing testing on chips utilizing its transparent interface technology. Even if testing is successful and the Company proceeds to full-scale production of the chips by October 1998, as currently planned, there can be no assurance that a satisfactory vendor or chip packaging mechanism will be selected by July 1998 or in time for anticipated production. A delay in completing one or more components of the smart card will delay commercialization of the Company's technology, which could adversely affect the Company's business prospects and financial condition.

         The Ambient Standard Card -- The Ambient Standard Card will target all existing smart card applications with a special emphasis on access control, mass transit and vending applications. Mass transit and access control system managers are frequently required to choose between the slower throughput of traditional contact cards, or the lower security and unreliability of radio frequency contactless cards. The Ambient smart card is designed to offer quick throughput, high reliability and security. The Ambient contactless interface operates with swiping technology which has been proven by credit card and metro users to be a reliable and rapid means of executing a transaction. The standard card will contain limited memory and processing power and will be marketed as a low cost card that is easy to use.

         The Ambient Secure Card -- The Ambient Secure Card will incorporate all the features of the Ambient Standard Card with additional security provided by an on board crypto to controller responsible for the encryption of data. The combination of an on board central processing unit ("CPU"), which allows for high-level security programs to be run directly on the card, a crypto controller and the absence of radiation and data leakage produces what the Company believes will be the most secure contactless smart card available. This card will be targeted for high security applications such as access to sensitive installations, electronic banking, high value monetary transactions and confidential data storage.

         The Ambient Mega Card -- The Ambient Mega Card will combine the security of the Ambient Secure Card with memory capacity of at least
         0.5 megabytes of flash memory. This combination will offer currently unavailable options for secure data storage applications. The Mega Card will be targeted for applications such as the health care industry. The Company anticipates that a holder of this card will be able to carry around in a wallet all of his medical insurance information combined with his full medical history, including, depending on the card's memory capacity, x-rays, lab results, allergies, medicine sensitivities, previous illnesses and operations, E.K.G. results and other vital information. The card's significant memory capacity (dependent upon memory chip size) will provide adequate storage for each application, from transportation, to electronic commerce, to health care, to achieve what the Company plans to market as a true multi-purpose card.

         The Ambient card will be designed to conform to the relevant mechanical criteria laid out in ISO 7816-1 and ISO 10536, which are international standards regarding physical dimensions and flexibility of the card itself. An executive employee of the Company is participating in a committee of the ISO that is completing a standard for close coupled contactless smart cards.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are conducted primarily in Israel through its subsidiary, Ambient Israel. The Company currently has 12 full-time employees engaged in research and development.

         The Company's research and development operations are conducted through three main departments:

                  Electrical engineering -- The electrical engineering department is led by Dr. George Kaplun and is responsible for designing and developing Ambient's interface technology.

                  Mechanical Engineering -- Ambient's mechanical engineers have created prototypes of the Ambient cards and terminals, and are laying the groundwork for full volume production of the Ambient system.

                  Software development -- At present, Ambient's software programmers are devoted to creating the basic communication drivers that allow communication through the Ambient interface between the card and the terminal. In addition, this department is responsible for creating development tools that will allow future partners to integrate existing applications with the Ambient protocols.

         The Company is in the process of selecting outside developers to assist in the design and production of the proposed Ambient ASIC. The Company has engaged a subcontractor, Melexis, N.V. which manufacturer is scheduled to produce chips by October 1998 containing Ambient's contactless interface technology that will be capable of converting existing contact-based systems for use by Ambient's close coupled contactless smart cards while maintaining the use of existing card software, readers, system host computers and security software relating to the contact-based system. The Company and Melexis, N.V. intend to perform testing on initial samples in July 1998. The Company is also seeking to engage one or more smart card vendors to produce hermetically sealed, durable cards, as well as technologists experienced at packaging large memory chips and multiple chips inside a smart card format. See "--Proposed Ambient Smart Cards."

         The Company believes that there are several advantages to centering its development efforts in Israel, including the potential for substantial government assistance from one or more of Israel's numerous incentive programs, the availability of skilled labor and significant potential tax relief. The OCS has granted Ambient Israel $95,976 for research and development as of December 31, 1998. The Ambient Israel grant from OCS is for up to 60% of certain research and development expenses for the development of products intended for export. Under the Law for the Encouragement of Industrial Research and Development, 1984 (the "Research Law"), research and development programs approved by a research committee in the OCS are eligible for grants or loans upon meeting certain criteria against payment of royalties from all revenues derived from the product developed in accordance with the program. Regulations promulgated under the Research Law generally provide for the payment of royalties ranging from 3% to 5% of all revenues derived from the products developed as a result of the research project so funded, or based on technology funded by the OCS, until 100% of the dollar-linked participation is repaid. The royalty regulations provides that royalty payments are payable as follows: 3% of revenues during the first three years, 4% during the following three years and 5% in the seventh year and thereafter. The repaid royalties may not exceed the principal dollar value of the total grant received. The Research Law requires that the manufacture of any product developed as a result of research and development funded by the OCS be forever performed in Israel, even after all required royalty payments are made, unless special approval has been granted. It also provides that know-how from the research and development that is used to produce the product may not be transferred without the approval of the OCS. The Company believes that these restrictions and obligations will not have a material adverse effect on the operations of the Company. Further, such restrictions do not apply to exports from Israel of products developed with such technologies. From time to time the government of Israel has revised its policies regarding the availability of grants and participations and there can be no assurance that the government's support of research and development will continue.

         As of December 31, 1997, the Company's aggregate expenditures for research and development before amounts received from OCS, were $655,072. Ambient Israel filed a request with the OCS for an additional research grant, which the OCS denied. The Company has filed an appeal with the OCS in response to such denial, which is currently pending. There can be no assurance that the Company will be successful in such appeal. If the Company is unsuccessful, it may need to seek additional financing for research and development. The Company does not presently have any commitments for any additional financing and the inability to obtain financing when needed could have a material adverse effect on the Company's prospects, results of operations and financial condition.

SALES AND MARKETING; DISTRIBUTION

         The Company intends to center its marketing and sales operations in Jerusalem, and focus on those geographic areas where smart card acceptance is already at a high level, such as Europe, Asia, and the Middle East. The Company intends to focus initial marketing efforts on building recognition of the Ambient system. Towards that end, the Company intends to engage, at the Company's cost, in pilot projects in Israel and other locations to demonstrate its technology and participate in trade show exhibitions. The Company intends to enter the commercial market by bidding on smart card system projects. The Company also intends to market itself to systems integrators active in smart card projects, as well as individual IC, smart card and terminal manufacturers.

         The Company has a sales and marketing director and one sales and marketing employee. The Company intends to hire up to three additional full-time sales and marketing associates during the next 12 months. See "Plan of Operation."

         The Company plans to focus sales efforts initially on the following industries:

                  Access control: The access control market consists of systems integrators who provide security control systems for large buildings and other enclosures. Within the access control market, there is a wide spectrum of potential users, ranging from those entities requiring only limited security levels to those who require high security. Ambient intends to cover this spectrum by offering simple memory cards to the low end of the market and secure cards to the high end of the market. Secure cards will require large amounts of memory to handle biometric security and sophisticated microprocessors for encryption.

                  Hotel services: Hotel service is an example of a niche market that the Company believes can benefit from a multi-application card that can serve, for example, as a room key, a stored value card for phones, vending machines and pay TV, an access control card for entry into hotel buildings and other potential applications.

                  Amusement parks: Ambient management believes there is a large volume potential in stored value/access control cards for the amusement park industry. This industry is currently largely dependent on paper and coin money. Management believes that large amusement and theme parks have already begun and will continue to incorporate smart cards as "passports" to the parks, capable of payment, allowing access into and out of the park for one-day or multi-day passes, and allowing parents to grant freedom to their children by purchasing cards for their use with cash limits loaded directly onto the smart card.

                  Health care: There are two separate markets within health care for smart cards: state and private health management organizations ("HMOs"), and individual hospitals. Within each of these markets, the patient paper trail is costly, time consuming, and can even lead to life threatening delays when an emergency situation arises and the patient's basic medical data is needed immediately. The Company intends to offer this industry Ambient system solutions, wherein, for example, an HMO context, each member could be issued an Ambient Standard Card containing all basic information such as blood type, allergies, and other most recent vital statistics, and in a hospital context, each admitted patient's paper records could be replaced by an Ambient Mega Card, containing all patient care notes, test results, recent EKGs and the like.

         The Company also intends to focus sales and marketing efforts on the transportation industry, as well as campus cards and multi-application cards suitable for city services and government benefit programs. There can be no assurance that the Company will be successful in these efforts. The Company's failure to successfully market its products in one or more of these industries could have a material adverse effect on the business, financial condition or results of operations of the Company.

SUPPLIERS; MANUFACTURING AND ASSEMBLY

         A smart card system consists essentially of the plastic card, within which is embedded one or more silicon ICs, and the corresponding terminal. The Company currently purchases ICs for its smart card systems in development from Motorola Corporation Inc., National Semiconductor, Inc. and other manufacturers, and purchases other components used in the assembly of its smart card systems, such as the cards and the terminal components, from other key suppliers. While the Company does not intend to produce ICs or cards itself (it intends to rely on subcontractors for such manufacture), it does plan to establish one or more factories in Jerusalem and other locations to produce Ambient sub-assemblies and, to a limited extent, smart card terminals. The commencement of any such operations depends on several factors, including the availability of funds, either from revenues or additional financing, of which there can be no assurance. It is currently anticipated that Ambient's subassembly will include the IC, which will incorporate ROM, RAM and EEPROM or flash memories, plus Ambient's proprietary capacitative data and energy transmitter/receiver. At the proposed factories, the chip will be connected to the capacitive plates to form self-contained micro modules. As completed, these subassemblies will be sold to smart card manufacturers for incorporation into their cards. In the event that the Company builds up large card volume, of which there can be no assurance, Ambient plans to complete the card package itself.

COMPETITION AND RAPIDLY CHANGING TECHNOLOGY

         The market for smart card products is developing, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior technology and products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's smart card technology will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's currently anticipated and potential competitors are primarily subsidiaries of multinational companies with established contact card and contactless smart card businesses who have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's business, operating results and financial condition.

         Competitive factors in the industry include transaction speed, the extent and flexibility of smart card memory, security, reliability, transaction accuracy and cost. There can be no assurance that the Company will be able to compete successfully against currently anticipated or future competitors or that competitive pressures will not materially adversely affect its business, operating results and financial condition. Many of the Company's anticipated competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the smart card industry, including new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger multinational companies.

         Radio frequency contactless cards and standard contact cards represent the Company's primary competition. The Company believes that it will be able to compete favorably with contact cards because the Company's contactless smart cards (i) will operate at higher speeds, (ii) will not require the time and effort involved in inserting the smart card into a terminal, (iii) will use reliable electronics without moving parts, exposed contact points or magnetic stripes that can be erased by a magnetic field, and (iv) are lower in cost over the product life. The Company believes it will be able to compete favorably with current radio frequency contactless smart cards because Ambient contactless cards (i) will provide for the secure transfer of information that cannot be achieved when data is transferred over radio frequencies which are not powerful enough to sustain high level security protocols and can be intercepted with scanners, (ii) will provide significant memory expansion capabilities, enabling the Company to offer a true multi-purpose card, while radio frequency cards, by their nature, can only supply a limited EEPROM memory, and (iii) will be environmentally sound since, unlike radio frequency smart cards, radiation is not emitted during a transaction or between transactions.

         The Company believes that its main competitors over the next one to three years will be primarily companies developing and marketing contactless smart cards that depend on radio frequency radiation, such as Mikron GmbH, On Track Innovations, Ltd., Motorola, and others. In addition, the Company expects to compete with those contact card vendors who have vested interests in continuing to produce and sell contact card systems by virtue of the fact that these entities have invested large sums of money in contact card production machinery.

PROPRIETARY INFORMATION

         The Company relies on patents, trade secrets, trademarks, and proprietary information and non- disclosure agreements to establish and protect its proprietary rights in its technologies and planned products. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in its processes and products to the same extent as the laws of the United States.

         The Company is seeking patent protection in the United States and Israel relating to various aspects of the electrical design of the card and the terminal. As of December 31, 1997, Ambient Israel has two patent applications pending in Israel which were filed in 1996 and for one of which a corresponding application was filed in the United States in 1997, and one patent application pending in the United States which was filed in 1996, for which a corresponding application was filed under the PCT in 1997.

         Under a certain agreement, the former chief scientist of Ambient Israel, Alexander Rozin, is entitled to receive 15% of the net profits (as defined in such agreement) from sales of products and technology by Ambient Israel for an indefinite period of time. In addition, Mr. Rozin is entitled to receive, until December 2015, royalties of 20% of the Company's net profits from sales or licenses of products predominantly utilizing an electronic data communication system as described in a certain 1994 patent application which application has been abandoned by the Company; if the Company sells or licenses products wherein such electronic data-communication technology is not the predominant technology, Mr. Rozin is entitled to receive royalties at a reduced rate to be agreed upon. In addition, the agreement provides that Mr. Rozin shall be paid royalties of 20% of consideration from any sale or assignment of such technology (excluding sales and assignments to affiliate companies) for an indefinite period of time. The Company has not to date utilized this technology described in the abandoned patent application in the development of Ambient systems and does not presently intend to do so.

         In addition, the Company has a pending application on file with the Patent and Trademark Office to register Ambient as a trademark in the United States.

         The Company's competitive position will be dependent upon protecting its trade secrets. The Company has developed and is continuing to develop a substantial database of information concerning its research and development and has taken security measures to protect its data. However, trade secrets are difficult to protect. In an effort to protect its trade secrets, the Company has a policy of requiring its employees, consultants, and advisors to execute non-disclosure agreements. These agreements provide that all confidential information developed or made known to an individual during the course of his relationship with the Company must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of confidential information.

         The Company may be required to take legal action in order to defend against or assert claims of patent or trademark infringement, to enforce patents or licenses issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company's financial condition or results of operations. There can be no assurance that any legal action by the Company will be successful. In addition, while the Company believes that its planned products and technology do not infringe any valid patents of others, there can be no assurance that third parties will not commence legal action against the Company to enforce their alleged patent rights.

CONDITIONS IN ISRAEL

         The Company conducts significant operations in Israel through its subsidiary, Ambient Israel, and therefore is affected by the political, economic and military conditions to which that country is subject.

EMPLOYEES

         The Company presently has 17 full-time employees, of whom 12 are employed in research and development, two in sales and marketing, one in administration, and two in management, plus the Company's secretary, which is not a full-time position, and a part-time bookkeeper.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries, as opposed to a four digit year. Thus, the year 2000 could be interpreted by such systems and products as the year 1900, resulting in the inaccurate processing of data. By the year 2000, these systems and products must be modified to accept four-digit entries or otherwise distinguish 21st century dates from 20th century dates. Computer systems and/or software may need to be upgraded to comply with such "year 2000" requirements. The Company's technical personnel have taken the year 2000 issue into consideration in designing its software for future use in Ambient products to minimize the risk of material disruption in its systems. In addition, the Company believes that its own computer system is in compliance and does not currently anticipate any material disruption in its operations. However, the Company does not have any information concerning the compliance status of its future suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully achieve year 2000 compliance, the Company's business, financial condition or results of operations could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

         As of March 1998, Ambient Israel sub-leases from Delta Three Inc., an affiliate of the Company ("Delta Three"), approximately 3,228 square feet in the Jerusalem Technological Park for use as its executive offices and research and development facilities. The Company's initial lease term expires in 1999, and is thereafter automatically renewable for additional one-year terms unless terminated by either party.

         Prior to March 1998, Ambient Israel leased approximately 2,690 square feet in the Jerusalem Technological Park. The Company terminated this lease prior to its expiration without incurring penalty payments.

         Since October 1, 1997, the Company has rented from Wolf Haldenstein Adler Freeman & Herz, on a month-to-month basis, a small office in New York City for $700 per month. Jacob Davidson's father-in-law is a partner at Wolf Haldenstein Adler Freeman & Herz. Prior thereto, the Company subleased such space from Pioneer Management Corporation ("Pioneer"), the rent for which has been forgiven by Pioneer. Mr. Wurtman and Mr. Davidson own all of the outstanding equity and are directors and officers of Pioneer. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

         The Company believes that its present facilities are suitable for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         On November 12, 1997, the former chief scientist of the Company, Alexander Rozin, filed suit against Ambient Israel in the Regional Labor Court for the Jerusalem Region asserting a claim for severance and vacation pay and certain other benefits aggregating approximately NIS 70,000 (approximately $19,500), not including interest, penalties and attorneys' fees. The Company and Mr. Rozin entered into a court approved settlement pursuant to which the Company paid Mr. Rozin approximately NIS 70,000, subject to Israeli CPI linkage differentials, over a two month period commencing January 1, 1998. In addition, while not sought in such claim, Mr. Rozin stated in documents filed with the labor court that he believed certain officers of Ambient Israel agreed to issue to him an additional 15% of the shares of Ambient Israel in exchange for Mr. Rozin's waiver of certain royalty rights from the Company and Ambient Israel. It is unclear whether Mr. Rozin plans to assert this claim in a separate litigation in an Israeli court of proper jurisdiction. Management believes that these allegations are without merit and intends, should it become necessary, to vigorously defend against these claims.

         The Company is not a party to any other material litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1997, no matters were submitted by the Company to a vote of its stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. The Company's common stock, $.001 par value per share (the "Common Stock"), is currently quoted on the OTC Electronic Bulletin Board under the trading symbol "ABTG." The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTC Electronic Bulletin Board for the calendar quarter ending March 31, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                                                Bid Information
                                                                                                ---------------
      Year       Period                                                                        High          Low
      ----       ------                                                                        ----          ---
      1998       First Quarter (quotation commenced
                 March 1998).............................................................     $9.25         $2.50


         As of May 26, 1998, there were approximately 96 stockholders of record. A significant percentage of the unrestricted shares of Common Stock held of record are registered in the names of brokerage firms or depository trusts.

         The Company has neither declared nor paid any dividends on its Common Stock and does not anticipate paying dividends in respect of its Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the extent of its indebtedness and any contractual restrictions with respect to the payment of dividends.

         Use of Proceeds. The Company's Registration Statement on Form SB-2, file no. 333-40045, was declared effective by the Securities and Exchange Commission on February 12, 1998. The initial public offering of the Company's Common Stock covered by such Registration Statement commenced on February 13, 1998. Roan Capital Partners, L.P. acted as the managing underwriter (the "Representative") for the offering. A total of 656,250 shares of Common Stock were registered, including 78,750 shares issuable upon exercise of the Representative's 45-day over-allotment option and 52,500 shares issuable upon exercise of warrants issued to the Representative (the "Representative's Warrants"). The Representative's Warrants to purchase 52,500 shares of Common Stock issued to the Representative were also registered. The aggregate offering price of the registered Common Stock (including the over-allotment option), the Representative's Warrants and the shares issuable upon exercise of Representative's Warrants, was $5,523,052.50. Of this amount, $4,200,000 representing 525,000 shares of Common Stock have been sold (and the Representative's Warrants were sold for $52.50). The Representative's Warrants have not yet been exercised and consequently the offering has not yet terminated.

         The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

Underwriting discounts and commissions..........................                 $420,000
Finder's fees...................................................                        0
Expenses paid to or for the underwriters........................                  126,000
Other expenses..................................................                  397,710
                                                                                  -------
                  Total expenses................................                 $943,710



         All such expenses were paid directly or indirectly to others.

         The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

         As of March 31, 1998, the amount of net offering proceeds to the Company has been used for the following purposes as follows:

Marketing.......................................................                 $ 43,711
Additional Facilities...........................................                        0
Research and Product Development................................                  162,788
Repayment of indebtedness.......................................                1,828,261
Capital Equipment...............................................                        0
Working Capital and General Corporate...........................                  225,064
Temporary Investments...........................................                 $996,466


         All such payments were made directly or indirectly to others.

         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus, except that repayment of indebtedness increased by $178,261 from the estimated $1,650,000 stated in the prospectus to $1,828,261 due to adjustments in the calculations of interest on the indebtedness through the date of payment and the repayment of accrued interest on certain indebtedness in the principal amount of $968,000.

Recent Sales of Unregistered Securities. The following securities were sold by the Company without registration under the Securities Act of 1933, as amended (the "Act"), during the fiscal year ended December 31, 1997.

         (a) In September and October 1997, the Company sold in a private offering (the "1997 Private Placement") 13.3 units ("Units"), each Unit consisting of a 7% promissory note in the principal amount of $30,000 and 6,000 shares of Common Stock, at a purchase price of $30,000 per Unit, to 13 purchasers, all of whom have represented to the Company that they are accredited investors. An aggregate of 80,000 shares of Common Stock and promissory notes in the aggregate principal amount of $400,000 were issued to the investors in the 1997 Private Placement. The Company paid commissions (10%) and a non-accountable expense allowance (3%) in the aggregate amount of approximately $52,000 to Roan Capital Partners L.P. The gross proceeds from the 1997 Private Placement was $400,000 (without ascribing any value to the shares). The Company believes that the Units, promissory notes and shares of Common Stock were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Sections 4(2) and 4(6) of the Act and Rule 505 of Regulation D promulgated thereunder.

         (b) In August 1997, the Company issued to Yehuda Cern, an officer of the Company, 84,167 shares of Common Stock. The shares were issued in consideration of services performed and there were no underwriters with respect to this issuance. The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         (c) In March 1997, the Company issued to Aryeh Weinberg, chief financial officer of the Company, 20,000 shares of Common Stock. The shares were issued in consideration of services performed and there were no underwriters with respect to this issuance. The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         (d) In October 1997, the Company issued to Camden Management Holdings, an advisor to the Company, 6,000 shares of Common Stock. The shares were issued in consideration of services performed and there were no underwriters with respect to this issuance. The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         (e) In January 1998, the Company issued to Malki Neuberg, a consultant to the Company, 40,000 shares of Common Stock. The shares were issued in consideration of services performed and there were no underwriters with respect to this issuance. The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

ITEM 6. PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes related thereto contained elsewhere in this Form 10-KSB.

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

         The Company has not generated any revenues from operations since its inception. For the fiscal years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, the Company has incurred net losses aggregating $2,875,651, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's independent auditors included an explanatory paragraph in their report dated May 19, 1998 relating to the Company's financial statements for the year ended December 31, 1997, indicating that there is substantial doubt regarding the Company's ability to continue as a going concern. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures, business combinations, including investments in other companies, or mergers.

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

         The Company currently has 17 full-time employees (including those hired from the College) and two part-time employees, and depending on its level of business activity, expects to hire up to approximately six additional employees in the next 12 months, including marketing and sales, research and development, customer support, and administrative personnel. The Company has allocated approximately $400,000 of the net proceeds of the IPO for the recruitment and related payroll expenses for additional employees over the 12-month period after the IPO.

         The Company's product development is carried out at Ambient Israel's facilities in Israel. During the next 12 months, the Company plans to utilize approximately $100,000 of the net proceeds from the IPO for capital expenditures to purchase additional equipment for the planned small scale production of Ambient smart card terminals. In May 1998, the Company purchased from the Jerusalem College of Technology (the "College") certain equipment for a purchase price of $40,000, which is payable in installments over three years. In connection with such purchase, the Company agreed to hire three full-time employees from the College, assumed certain liabilities in the aggregate amount of approximately $15,000 and certain other contractual obligations, and entered into a sublease agreement with the College with respect to the facilities housing the purchased equipment. The lease is for approximately 2,000 square feet at $20,400 per year. As of May 1998, the Company has paid to the College $10,000 in purchase price installments and rent. These facilities, which have replaced the Company's in-house mechanical design and prototyping shop, provide mechanical design and prototyping services to high-tech companies, including the Company. The Company anticipates that revenues from these operations will offset all or a portion of the expenses associated with purchasing the equipment and leasing and operating the facility. This transaction is subject to cancellation by the Company if, by July 10, 1998, the employees and the College have not entered into a satisfactory agreement with respect to a present dispute between the employees and the College regarding the employees' severance packages. In the event the dispute is not settled and the transaction is cancelled, the Company will seek to locate alternative facilities for mechanical design and prototyping services.

         In March 1998, Ambient Israel moved its offices to new facilities within the Jerusalem Technology Park, which it shares with Delta Three Inc. ("Delta Three"), an affiliate of the Company. Ambient Israel's portion of the new facilities is approximately 3,228 square feet. As of January 1, 1998,

Ambient Israel and Delta Three entered into a cooperation agreement (the "Cooperation Agreement") pursuant to which the entities have agreed to share the expenses of resources, rent and shared employees based on their proportionate uses of the shared facilities. Under the Cooperation Agreement, the new office space is leased by Delta Three, which in turn is subleasing a portion of such space to Ambient Israel for an initial term of one year at a monthly rental rate of $7,800 (including rent, utilities, computer network, security and cleaning service), linked to Israeli Consumer Price Index, plus reimbursement for certain office expenses and professional services. The Company believes that these facilities are sufficient to meet the Company's needs in Israel for the foreseeable future. The Cooperation Agreement has a term of one year and is automatically renewable for additional one-year periods, provided that the amounts of reimbursements and the services to be provided thereunder are subject to negotiation by the parties, in general, every six months or at otherwise specified dates provided therein. The Company believes that the terms of the Cooperation Agreement are no less favorable to the Company than the Company could obtain from non-affiliated third parties.

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

ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for the years ended December 31, 1997 and 1996, respectively, are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the directors, executive officers and key employees of the Company are as follows:


Name                                 Age            Position
----                                 ---            --------
Jacob Davidson                        28            Chairman of the Board, President, and
                                                    Chief Executive Officer

Dr. Yehuda Cern                       54            Chief Technical Officer

Aryeh Weinberg                        40            Chief Financial Officer

Elie Wurtman                          28            Director and Secretary

Dr. George Kaplun                     56            Senior Electrical Engineer


         The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below.

         Jacob Davidson is a co-founder of Ambient Corporation and has been Chairman of the Board, President and Chief Executive Officer of Ambient Corporation and Ambient Israel since the Company's inception in June 1996. From 1991 to 1996, Mr. Davidson managed several high-tech start-up companies in Israel, as a venture capitalist and as a management consultant. In May 1995, Mr. Davidson co-founded Pioneer Management Corporation ("Pioneer") and has served as an officer and director thereof since such date. In May 1996, Mr. Davidson became a director of Delta Three Inc., an Internet communications company ("Delta Three"). From 1988 through 1991, Mr. Davidson was employed by the law firm of Wolf Haldenstein Adler Freeman & Herz in the securities litigation division. Mr. Davidson received a J.D. from Georgetown University Law Center in May 1994 and received both a B.A. and a B.S. from the City College of New York.

         Dr. Yehuda Cern has been Chief Technical Officer of Ambient Israel since August 1997. Dr. Cern worked at AirOptics, Inc., an infrared communications company located in Lancaster, Pennsylvania and a subsidiary of JOLT, Ltd. in Jerusalem, as Chief Operating Officer and Senior Vice President from 1996 to 1997 and as Chief Technical Officer from 1993 to 1996. From 1991 to 1993, Dr. Cern served as R&D Manager and then Jerusalem general site manager for News Datacom Research Ltd., a subsidiary of News Corp. located in Israel. Dr. Cern received a B.S. degree and an M.Sc. degree in electrical engineering from Wayne State University in Detroit and a Ph.D. in medical electronics from the Weizmann Institute in Israel.

         Aryeh Weinberg has been Chief Financial Officer of Ambient Corporation and Ambient Israel since January 1997. Since February 1997, Mr. Weinberg has served as Chief Financial Officer of Delta Three. From 1980 to 1996, Mr. Weinberg, a certified public accountant, worked at Schiller Holinsky & Garolyn P.A., a public accounting firm in the United States, becoming the audit and accounting partner there in 1991. Mr. Weinberg earned a Bachelor's degree in business administration from Towson State University in Baltimore, Maryland.

         Elie Wurtman is a co-founder of Ambient Corporation and has been Secretary and a Director of Ambient Corporation and Ambient Israel since the Company's inception in June 1996. From April 1995 to December 1996, Mr. Wurtman served as the Director of Marketing for TTR Technologies Ltd., an Israel-based software security company and wholly-owned subsidiary of the publicly owned TTR Inc. Mr. Wurtman has served as chief executive officer and a director of Delta Three since May 1, 1996. In May 1995, Mr. Wurtman co-founded Pioneer and has served as an officer and a director thereof since such date. Since 1994, Mr. Wurtman has been a managing director of a small equities trading fund in Israel and has been retained as a consultant in financial consulting and strategic marketing planning by several technology companies in Israel. Mr. Wurtman served as a commander in the Israel Defense Forces, including two years as the Commander of the Allenby Bridge tourist border crossing between Israel and Jordan. Mr. Wurtman sits on the central committee of Yisrael B'ALIYA, a new Israeli political party, and often serves as a political advisor. Mr. Wurtman holds a B.A. in political science from Columbia University and a B.A. in Talmud from the Jewish Theological Seminary.

         Dr. George Kaplun has been Senior Electrical Engineer of Ambient Israel since the Company's inception in June 1996. Dr. Kaplun is a veteran electrical engineer, with many years of experience in both the academic and development sectors. His experience includes: designing an infrared (communications) system for telecommunications at OPLINK Communication Ltd., in Jerusalem; developing an automatic projection interface program at RADA Ltd., in Beit Shean; and 15 years as a Docent and Senior Lecturer, Chief Engineer and Team Manager in the computer science division for hardware development at the Polytechnic Institute in the former Soviet Union. Dr. Kaplun has received numerous patents in various electrical engineering fields and holds a Ph.D. in electronics, as well as a masters of science degree in electronic engineering from the Tel Aviv University.

         Mr. Davidson devotes approximately 75% of his time to the business of the Company. As a director and the Secretary, Mr. Wurtman does not devote a substantial amount of time to the daily business operations of the Company.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors currently do not receive cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Roan Capital Partners, L.P., the underwriter of the Company's initial public offering, is entitled to designate one director to the Board during the three (3) year period ending February 12, 2001. Roan Capital Partners, L.P. has not identified any director designee and has indicated to the Company that it does not intend to exercise this right in the immediate future.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. During the year ended December 31,

1997, the Company's executive officers and directors and beneficial owners of more than 10% of the Company's Common Stock were not subject to the reporting requirements under the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the Company's fiscal years ended December 31, 1996 and 1997 by the Company's Chief Executive Officer. No other executive officers received compensation in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation


============================================================================================
                                                              Annual Compensation
                                                  ------------------------------------------
                                                                                    Other
                                                                                    Annual
                                                                                   Compen-
                                                                                    sation
               Name and                                Salary        Bonus           ($)
        Principal Position (1)                          ($)           ($)            (e)
                 (a)                                    (c)           (d)
                                      Year (b)
--------------------------------------------------------------------------------------------

Jacob Davidson
Chairman of the Board, President and     1996        $40,000(2)        --            (1)
Chief Executive Officer
--------------------------------------------------------------------------------------------
                                         1997        $61,085(3)        --            (1)
============================================================================================


========================================================================================================
                                                                    Long Term Compensation
                                                    ----------------------------------------------------
                                                            Awards                     Payouts
                                                    ----------------------------------------------------
                                                                   Securities
                                                    Restricted       Under-                  All Other
                                                      Stock          lying         LTIP        Compen-
               Name and                              Award(s)       Options/      Pay-outs      sation
        Principal Position (1)                         ($)            SARs          ($)          ($)
                 (a)                   Year(b)         (f)             (#)          (h)          (i)
                                                                       (g)
--------------------------------------------------------------------------------------------------------
Jacob Davidson
Chairman of the Board, President and      1996          --              --           --          --
Chief Executive Officer
--------------------------------------------------------------------------------------------------------
                                          1997          --              --           --          --
========================================================================================================


(1) The above compensation figures do not include the cost to the Company of the use of an automobile leased by the Company, the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business.

(2) Consists of $40,000 paid to Mr. Davidson pursuant to a consulting agreement with Ambient. See "Employment Agreement" for a description of the compensation arrangement between the Company and Mr. Davidson. See "Certain Relationships and Related Transactions."

(3) Consists of (i) $50,000 paid to Mr. Davidson pursuant to a consulting agreement with Ambient; and (ii) $11,085 in salary payments from Ambient Israel as converted from NIS into United States dollars based on the estimated average rate of exchange in effect during the period in 1997 that such salary was earned (approximately NIS 3.5 for every $1.00). See "Employment Agreement" for a description of the compensation arrangement between the Company and Mr. Davidson. See "Certain Relationships and Related Transactions."

         The Company did not grant any options or warrants during 1996 or 1997 to any of its executive officers. The Company does not have any long-term incentive plans for compensating its executive officers.

EMPLOYMENT AGREEMENT

         On May 1, 1996, Messrs. Wurtman and Davidson entered into a management consulting agreement with GTI, which agreement Ambient assumed in August 1996 in connection with the acquisition of substantially all of GTI's assets. Pursuant to such agreement, each of Messrs. Wurtman and Davidson earned $90,000 through October 1997, of which an aggregate of $5,000 has been paid. Effective as of November 1, 1997, such consulting agreements were terminated by the mutual consent of Messrs. Davidson and Wurtman and the Company. See "Certain Relationships and Related Transactions."

         As of February 12, 1998, the Company entered into a two-year employment agreement with Mr. Davidson as President and Chief Executive Officer of Ambient Corporation and Ambient Israel, with automatic one-year renewal periods, unless otherwise terminated in accordance with the terms of the agreement. The agreement provides for an annual salary of $60,000 and requires Mr. Davidson to devote at least 75% of his business time to the affairs of the Company. The agreement may be terminated by the Company for cause, as defined therein. Upon Mr. Davidson's termination for any reason, other than death, disability, for cause or as a result of his voluntary resignation, he is entitled to receive an amount equal to his annual base salary during the year of termination. The agreement also prohibits Mr. Davidson from disclosing confidential information and restricts Mr. Davidson during the term of his employment and for a period of two years after termination, from engaging in a business in competition with the Company's business and from soliciting employees of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1997 and as adjusted to reflect the sale of 525,000 shares of Common Stock sold by the Company in February in the Company's initial public offering, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group:


                                                                                      Percentage of Outstanding
                                                       Amount and                           Shares Owned
                                                        Nature of              --------------------------------------
Name and Address                                       Beneficial                 Before                     After
of Beneficial Owner(1)                                Ownership(2)             Offering (3)              Offering (4)
----------------------                                ------------             ------------              ------------

Jacob Davidson(5).............................           233,049                   9.5%                      7.8%
Elie Wurtman(6) ..............................           235,646                   9.6%                      7.9%
Directors and executive officers
as a group (5 persons)........................           599,795                  24.4%                     20.1%

--------------------

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Ambient Israel, Jerusalem Technological Park, Building Nine, Malha, Jerusalem, Israel.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(3) Based on 2,459,333 shares outstanding (including 40,000 shares issued in January 1998 to a consultant).

(4)      Based on 2,984,333 shares outstanding.

(5) Does not include 235,646 shares of Common Stock owned of record by Pioneer Management Corporation ("Pioneer"), of which Mr. Jacobson is a principal, of which shares Mr. Davidson disclaims beneficial ownership.

(6) Includes 235,646 shares of Common Stock owned of record by Pioneer. Mr. Davidson and Mr. Wurtman each own 50% of the outstanding equity and are directors and officers of Pioneer. Pursuant to an agreement between Mr. Davidson and Mr. Wurtman, Mr. Wurtman has sole voting and investment control over the 235,646 shares of Common Stock owned of record by Pioneer and may, therefore, be deemed to be the beneficial owner of such 235,646 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 1, 1996, Messrs. Wurtman and Davidson entered into a management consulting agreement with GTI, which Ambient assumed in August 1996 in connection with the acquisition of substantially all of GTI's assets and liabilities. Pursuant to such agreement, each of Jacob Davidson, chairman of the board, president and chief executive officer, and Elie Wurtman, a director and secretary, earned $5,000 per month, or $90,000 through October 1997. These fees have been accruing since January 1997, except for an aggregate of $5,000 which has been paid. Effective as of November 1, 1997, such consulting agreements were terminated by the mutual consent of Messrs. Davidson and Wurtman and the Company, provided that the Company remains obligated for the accrued consulting fees to date.

         In August 1996, the Company purchased from GTI substantially all of the liabilities and assets, properties, business and goodwill of GTI, including the capital stock of GTI's subsidiary, GenTec Ltd., a corporation organized under the laws of the State of Israel, for an aggregate purchase price of $1.00. The negative book value of GTI and Gentec Ltd. at the time of the acquisition was $83,674. After the acquisition, the Company changed the name of its subsidiary from GenTec, Ltd to Ambient, Ltd. Mr. Davidson is chief executive officer and a principal stockholder of GTI. GTI has not conducted any substantial business operations since its sale to the Company of substantially all of its assets in August 1996.

         In November 1996, the Company entered into a six-month consulting agreement with Tekol, Ltd. ("Tekol"). Pursuant to this consulting agreement, Tekol managed the Company's research and development operations and oversaw the Company's government funding applications in return for $1,000 per month. Tekol also received 42,083 shares of Common Stock and a $6,000 fee for meeting certain designated funding targets set forth in the agreement. All of the outstanding capital stock of Tekol is owned by Yuli Kasharovsky who, from time to time, acts as a special advisor to the Company.

         Since October 1, 1997, the Company has rented from Wolf Haldenstein Adler Freeman & Herz, on a month-to-month basis, a small office in New York City for $700 per month. Jacob Davidson's father-in-law is a partner at Wolf Haldenstein Adler Freeman & Herz. Prior thereto, the Company subleased such space from Pioneer, the rent for which has been forgiven by Pioneer. Mr. Wurtman and Mr. Davidson own all of the outstanding equity and are directors and officers of Pioneer.

         In September 1997, Mr. Davidson and Mr. Wurtman loaned the Company an aggregate of $25,781, at no interest, all of which has been repaid. The Company used the proceeds from such loans for general working capital purposes.

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

         All future transactions between the Company and its affiliates will be on terms no less favorable to the Company than the Company could obtain from non-affiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included herewith unless otherwise indicated:

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



               *10.2       Form of Employment Agreement between the Company and Jacob Davidson.
               *10.3       Employment Agreement between Ambient Israel and Dr. Yehuda Cern.
               *10.4       Employment Agreement between Ambient Israel and Dr. George Kaplun.
               *10.5       Summary (translated into English) of principal terms of Lease between Ambient
                           Israel and Jerusalem Technological Park.
               *10.6       Agreement dated August 1, 1996, between GenTechnologies, Inc. and Ambient
                           Corporation.
               *10.7       Agreement between GenTechnologies, Inc. and Alexander Rozin dated
                           December 5, 1995.
               *10.8       Consulting Agreement with Tekol, Ltd.
               *10.9       Form of Cooperation Agreement dated January 1, 1998, between Delta Three
                           Inc. and Ambient Israel.
               *21.1       Subsidiaries of the Company.
                27         Financial Data Schedule.

-------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-40045) filed with the Securities and Exchange Commission on November 12, 1997, as amended January 23, 1998.

(b)      Current Reports on Form 8-K.

                  None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report............................................................................ F-2

Consolidated Balance Sheet as of December 31, 1997 and 1996............................................. F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996............................................................................ F-4

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997 and 1996............................................................................ F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996............................................................................ F-6

Notes to Consolidated Financial Statements.............................................................. F-7



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF
AMBIENT CORPORATION

We have audited the accompanying consolidated balance sheets of Ambient Corporation (a development stage company) and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambient Corporation and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and its continued existence is dependent on obtaining additional financing for product development and commercialization. The Company incurred a net loss in 1996 and 1997 and anticipates that it will continue to incur losses for some time. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                 LUBOSHITZ, KASIERER & CO.

                                                 MEMBER FIRM OF ARTHUR ANDERSEN

Tel-Aviv, May 19, 1998

                               AMBIENT CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                 In U.S. dollars




                                                                                                             December 31
                                                                                                   -------------------------------
                                                                                  Note                1997                1996
                                                                                  ----                ----                ----
ASSETS
    CURRENT ASSETS
        Cash and cash equivalents                                                                    $      -            $104,322
        Restricted cash                                                           (3)                  30,000              30,000
        Receivables and prepaid expenses                                                               39,922              36,232
        Due from shareholders                                                                               -               2,229
                                                                                                       ------             -------
               Total current assets                                                                    69,922             172,783
                                                                                                       ------             -------
PROPERTY AND EQUIPMENT                                                            (4)
    Cost                                                                                              248,421             193,590
    Less - accumulated depreciation                                                                    51,478              19,166
                                                                                                      -------             -------
                                                                                                      196,943             174,424
                                                                                                      -------             -------
DEBT ISSUANCE COSTS                                                               (5)                 231,936                   -
                                                                                                      -------             -------
DEPOSITS FOR SEVERANCE PAY                                                        (7)                   7,725               8,927
                                                                                                     --------            --------
           Total assets                                                                              $506,526            $356,134
                                                                                                     ========            ========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
    CURRENT LIABILITIES
        Short-term credits                                                        (6)               1,602,265              12,565
        Accounts payable                                                                              246,762              20,324
        Other current liabilities                                                                     239,955              59,354
                                                                                                    ---------              ------
           Total current liabilities                                                                2,088,982              92,243
                                                                                                    ---------              ------
LONG-TERM LIABILITIES
    Loans from shareholders                                                                                 -             936,041
    Loan from bank                                                                (6)                  24,740               6,283
    Accrued severance pay                                                         (7)                  27,725              13,333
                                                                                                    ---------           ---------
           Total long-term liabilities                                                                 52,465             955,657
                                                                                                    ---------           ---------
           Total liabilities                                                                        2,141,447           1,047,900
                                                                                                    ---------           ---------
SHAREHOLDERS' DEFICIENCY
    Common stock of $0.001 par value; authorized -
        20,000,000 shares; issued and outstanding - 2,419,333
        shares as of December 31, 1997, and 2,229,166 shares
        as of December 31, 1996                                                   (9)                   2,419               2,229
    Additional paid in capital                                                                        730,582                   -
    Deferred compensation                                                                            (241,112)                  -
    Deficit accumulated during the development stage                                               (2,126,810)           (693,995)
                                                                                                   ----------           ---------
           Total shareholders' deficiency                                                          (1,634,921)           (691,766)
                                                                                                   ----------           ---------
           Total liabilities and shareholders' deficiency                                            $506,526            $356,134
                                                                                                   ==========           =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 In U.S. dollars




                                                                                                            Cumulative
                                                                                                               from
                                                                                                            inception
                                                                       For the year ended                       to
                                                                           December 31                     December 31
                                                                  ---------------------------              -----------
                                                                      1997               1996                  1997
                                                                      ----               ----                  ----
Research and development expenses                                   $410,605           $244,466               $655,071

Less - participation by the Chief Scientist
    of the State of Israel (Note 8)                                        -             95,976                 95,976
                                                                    --------          ---------               --------

                                                                     410,605            148,490                559,095

Operating, general and administrative expenses                       612,383            434,735              1,047,118
                                                                    --------          ---------              ---------

        Operating loss                                             1,022,988            583,225              1,606,213

Financing expenses, net (Note 12 )                                   409,827            110,770                520,597
                                                                     -------            -------                -------

        Net loss                                                 $(1,432,815)         $(693,995)           $(2,126,810)
                                                                 ============         ==========           ============

Net loss per share                                                    $(0.61)            $(0.32)
                                                                      =======            =======

Weighted average number of shares                                  2,367,694          2,156,548
outstanding                                                        =========          =========




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                 In U.S. dollars




                                                                                                       Deficit
                                                                                                      accumulated
                                                                     Additional                       during the
                                      Number       Share               paid in         Deferred        development
                                    of shares     capital              capital       compensation         stage          Total
                                   ------------   -------            ----------      ------------      ------------      -----
Issuance of common stock
  in July 1996                      2,028,833       $ 2,029           $     -           $     -          $     -           $ 2,029

Issuance of common stock
  in September 1996                     5,000             5                 -                 -                -                 5

Issuance of common stock
  in October 1996                     195,333           195                 -                 -                -               195

Net loss                                    -             -                 -                 -        (693,995)          (693,995)
                                       ------        ------            ------            ------        ---------          ---------

Balance as of December 31,
1996                                2,229,166         2,229                 -                          (693,995)          (691,766)

Issuance of common stock
in March 1997                          20,000            20            50,000                 -                -            50,020

Issuance of common stock
in August 1997                         84,167            84           336,668                 -                -           336,752

Issuance of common stock
in September 1997                      60,000            60           239,940                 -                -           240,000

Issuance of common stock
in September 1997                       6,000             6            23,994                 -                -            24,000

Issuance of common stock
in October 1997                        20,000            20            79,980                 -                -            80,000

Deferred compensation                       -             -                 -          (386,668)               -          (386,668)

Amortization of deferred
  compensation                              -             -                 -           145,556                -           145,556

Net loss                                    -             -                 -                 -      (1,432,815)        (1,432,815)
                                       ------        ------          --------        ----------     ------------       ------------
Balance as of
  December 31, 1997                 2,419,333        $2,419          $730,582         $(241,112)    $(2,126,810)       $(1,634,921)
                                    =========        ======          ========        ==========     ============       ============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 In U.S. dollars





                                                                                                                     Cumulative
                                                                                                                        from
                                                                                                                     inception
                                                                                   For the year ended                    to
                                                                                      December 31                    December 31
                                                                            --------------------------------        ------------
                                                                               1997                 1996                1997
                                                                               ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(1,432,815)           $(693,995)        $(2,126,810)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
           Items not involving cash flows:
               Depreciation and amortization                                    518,439               19,166             537,605
               Severance pay, net                                                15,594                4,406              20,000
               Accrued interest on long-term loan and notes                     158,575               51,441             210,016
           Changes in operating assets and liabilities:
               Decrease (increase) in receivables and prepaid
                  expenses                                                       23,072              (36,232)            (13,160)
               Increase (decrease) in accounts payable                           (2,809)              20,324              17,515
               Increase (decrease) in other current liabilities                  (7,954)              59,354              51,400
                                                                              ---------            ---------          ----------
                  Net cash used in operating activities                        (727,898)            (575,536)         (1,303,434)
                                                                              ---------            ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                          (53,810)            (193,590)           (247,400)
    Restricted cash                                                                   -              (30,000)            (30,000)
                                                                              ---------            ---------           ---------
                  Net cash used in investing activities                         (53,810)            (223,590)           (277,400)
                                                                              ---------            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of share capital                                                     2,229                    -               2,229
    Issuance of long-term notes                                                 400,000                    -             400,000
    Receipt of loans from shareholders, net                                      35,000              884,600             919,600
    Receipt of long-term loan                                                   120,000                    -             120,000
    Increase in bank overdraft                                                   87,948                    -              87,948
    Receipt (repayment) of loan from bank                                        18,262               18,848              37,110
    Receipt of short-term loans                                                  13,947                    -              13,947
                                                                                -------            ---------          ----------
                  Net cash provided by financing activities                     677,386              903,448           1,580,834
                                                                                -------            ---------          ----------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (104,322)             104,322                   -
CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD                                                         104,322                    -                   -
                                                                               --------             --------            --------
CASH AND CASH EQUIVALENTS
    END OF PERIOD                                                              $      -             $104,332            $      -
                                                                               ========             ========            ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              AMBIENT CORPORATION
                         (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   -GENERAL

         A. Ambient Corporation (the "Company"), a development stage Company, was founded in June 1996 to design and develop advanced smart card interface technology. A smart card is a credit card-sized plastic card equipped with an integrated circuit that can store and transfer information in electronic form. The Company has not generated revenues.

                  In August 1996, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Gen Technologies, Inc., a smart card research and development company, at their approximate book value including the capital stock of Gen Technology subsidiary, GenTec Ltd. The results of operations of Gen Technologies, Inc. prior to the acquisition were not material. GenTec Ltd. changed its name to Ambient Ltd.

                  The consolidated financial statements include those of the Company and its 95% owned Israeli subsidiary, Ambient Ltd.

                  The Company incurred a net loss in 1996 and 1997 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization from its shareholders and outside sources. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         B. The accompanying consolidated financial statements have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the U.S. dollar.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 1   -        GENERAL (CONT.)

                  Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles identical to those set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States ("FASB"), as follows:

                  Monetary items - at the current exchange rate at balance sheet date.

                  Nonmonetary items - at historical exchange rates.

                  Income and expenditure items - at exchange rates current as of date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

         C. In February 1998 the Company completed an initial public offering of 525,000 shares of common stock in return for gross proceeds of $4.2 million (before issuance expenses of approximately $943,000).

         D. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2   -        ACCOUNTING POLICIES

                  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

         A.       CASH AND CASH EQUIVALENTS

                  All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

         B.       PROPERTY AND EQUIPMENT

                  These assets are presented at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging as follows:

                                                                       Years
                                                                       -----
                       Computers                                         4
                                                                  (mainly)
                       Leasehold improvements                            5
                       Motor vehicles                                    7
                       Machinery and equipment                           7
                       Furniture and office equipment                    14
                                                                  (mainly)



         C.       RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs, net of participation by the Government of Israel through the Ministry of Industry and Trade, Office of the Chief Scientist (the "Office of the Chief Scientist"), are charged to operations as incurred.

         D.       LOSS PER SHARE

                  Loss per share is computed based on the weighted average number of ordinary shares outstanding during the period. Retroactive recognition has been given in the calculation of loss per share, using the treasury stock method, to shares granted in the twelve-month period preceding the Company's initial public offering for consideration below the initial public offering price per share of common stock, although the effect is antidilutive.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 3   -        RESTRICTED CASH

         The Company has a line of credit from a bank in Israel for which the Company agreed to maintain a compensating balance of $30,000 which is restricted for a period of up to one year.

NOTE 4   -        PROPERTY AND EQUIPMENT



                                                              DECEMBER 31
                                                         --------------------
                                                         1997             1996
                                                         ------           -----
                  Computers                           $ 72,755          $ 45,306
                  Machinery and equipment               49,535            45,500
                  Furniture and office equipment        38,570            37,255
                  Leasehold improvements                32,930            32,930
                  Motor vehicle (*)                     54,631            32,599
                                                       248,421           193,590
                  Less - accumulated depreciation       51,478            19,166
                  Net book value                      $196,943          $174,424


            (*) Motor vehicle is pledged as collateral for a long-term bank loan.

                  Ambient Ltd. entered into an agreement on May 1, 1998 to lease space for production facilities. The lease is for approximately 2,000 square feet at $20,400 per year. As part of the agreement Ambient Ltd. is purchasing production equipment for approximately $40,000 payable over three years without interest.

NOTE 5   -        DEBT ISSUANCE COSTS

         Debt issuance costs are stated net of accumulated amortization of $347,205 (1996 - nil).

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 6   -        CREDITS

         A.       Short term credit



                                                                              DECEMBER 31
                                                                         ----------------------
                                                                       1997                   1996
                                                                      ------                 -----
                  Current maturities of loans from
                         shareholders (1)                            968,000                12,565
                  Current maturities of notes (2)                    400,000                     -
                  Current maturities of long-term loans (3)          120,000                     -
                  Current maturities of long-term
                         bank loans                                   12,370                     -
                  Bank overdrafts                                     87,948                     -
                  Current maturities of loans from
                         related parties                              13,947                     -
                                                                  ----------               -------
                                                                  $1,602,265               $12,565
                                                                  ==========               =======


                  (1) Loans received from shareholders bear interest of 10% per annum and mature on December 1, 1998. Upon receipt of the loan, the Company was charged a commission of $96,000, which is amortized over the expected loan repayment period (unamortized balance at December 31, 1997 - $7,000; 1996 - $48,400). Subsequent to balance sheet date, the loan and accrued interest were repaid out of the initial public offering proceeds (see Note
                         1).

                  (2) The Company issued in 1997 long-term notes amounting to $400,000 and 80,000 common shares in a private placement. The notes bear interest at 7% per annum and are repayable at the earliest of March 1999 or at the Company's initial public offering. Subsequent to balance sheet date, the notes were repaid out of the initial public offering proceeds (see Note 1). Upon issuing of the notes, the Company has incurred financing costs of 482,341, which are amortized over the expected notes repayment period (amortized balance at December 31, 1997 - $224,936).

                  (3) The loan was received in June 1997. The loan bears interest of 8% per annum and is repayable from the proceeds of the Company's initial public

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                         offering. Subsequent to balance sheet date, the loan and accrued interest were repaid out of the initial public offering proceeds (see Note 1).

         B.       LONG TERM CREDIT - BANK

                  Loan that matures in March 30, 2001 and bears interest at Prime plus 2.25% per annum.

NOTE 7   -        SEVERANCE  PAY

         The Company's liability for severance pay to its employees is principally covered by monthly deposits with a severance pay fund. The balance of the Company's liability for severance pay, in excess of the amounts funded, is reflected in the accrual for severance pay.

NOTE 8   -        COMMITMENTS

         A. In connection with its research and development, the Company received participation payments from the Office of the Chief Scientist of the Government of Israel in the total amount of $95,976 in 1996. In return for the participation, the Company is committed to pay royalties at a rate of 3%-5% of sales of the product, up to 100% of the amount of grants received.

         B. The Company is committed to pay a shareholder of the subsidiary royalties, in connection with technology transferred by him to the Company, at rates of 15% to 20% of net proceeds from all sales by Ambient Ltd. less the cost of components, as defined in an agreement with the shareholder.

NOTE 9   -        SHARE CAPITAL

                  Authorized share capital - 20,000,000 shares of common stock and 5,000,000 preferred shares of $0.001 par value per share. Issued and outstanding - 2,419,333 common stock shares of $0.001 par value per share.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                  The Company issued 80,000 shares at par value, as part of the private placement in 1997. In addition, the Company issued 6,000 shares at par value to a general consultant of the Company. The Company recorded debt issuance costs and consulting expense in respect of the above issuances.

                  In addition the Company issued to certain employees 104,167 shares with a vesting period of one year. The Company recorded deferred compensation in respect of these shares which will be amortized over the vesting period. Unamortized balance as of December 31, 1997 is $241,112.

                               AMBIENT CORPORATION
                          (A Development Stage Company)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

         NOTE 10  -        TAXES ON INCOME

                  Carryforward losses for tax purposes approximate reported losses. Due to the uncertainty of realizing the benefit of the loss carryforwards, a valuation allowance for the related deferred tax assets has been recorded.

                  The Company's Israeli subsidiary is subject to the Income Tax Law (Inflationary Adjustments), 1985, measuring income on the basis of changes in the Israeli Consumer Price Index.

                  The Company's Israeli subsidiary investment plan of $180,000 has been granted "Approved Enterprise" status under the Laws for the Encouragement of Capital Investments, 1959. The Company has chosen to receive its benefits through the "Alternative Benefits" program. The benefits under this program include a tax exemption on income deriving from the "Approved Enterprise" for a period of six years and a reduced tax rate for a period of up to four years commencing with the date on which taxable income is first earned.

         NOTE 11  -        TRANSACTIONS WITH RELATED PARTIES

                                             FOR THE YEAR ENDED
                                                 DECEMBER 31
                                           ----------------------
                                           1997               1996
                                           ----               ----
         Consulting fees                  $100,000          $164,863
         Rent                             $      -          $  9,600
         Salary                           $ 10,000          $      -


NOTE 12  -        FINANCIAL EXPENSES, NET

                  Financing expenses include debt issuance costs amortization amounting to $300,427 (1996 - $48,400)


                                   # # # # # #

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the State of Israel, on May 28, 1998.

                                                AMBIENT CORPORATION

                                                By: /s/ Jacob Davidson
                                                   -----------------------------
                                                   Jacob Davidson
                                                   President, Chairman and
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May 28, 1998.


                 Signature                                            Title                                  Date
                 ---------                                            -----                                  ----

            /s/ Jacob Davidson               Chairman of the Board, President and Chief                  May 28, 1998
     --------------------------------        Executive Officer (Principal Executive Officer)
              Jacob Davidson

            /s/ Aryeh Weinberg               Chief Financial Officer (Principal Financial and            May 28, 1998
     --------------------------------        Accounting Officer)
              Aryeh Weinberg

             /s/ Elie Wurtman                Director and Secretary                                      May 28, 1998
     --------------------------------
               Elie Wurtman
