Form 10QSB
period 1998-06-30
AMBIENT CORP /NY
filed 1998-08-14
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 1998

                                       OR

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to _________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ____    _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At August 13, 1998, Ambient Corporation had outstanding 2,984,333 shares of Common Stock, par value $.001 per share.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)


                                                               DECEMBER 31, 1997           JUNE 30, 1998
                                                               -----------------           -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                            $      --               $   151,627
Restricted cash                                                           30,000                 130,000
Accounts receivable                                                         --                    27,939
Note receivable                                                             --                   350,000
Other receivables and prepaids                                            39,922                 226,106
                                                                     -----------             -----------
        Total current assets                                              69,922                 885,672

PROPERTY AND EQUIPMENT
Cost                                                                     248,421                 344,070
Less accumulated depreciation                                            (51,478)                (82,609)
                                                                     -----------             -----------
                                                                         196,943                 261,461
DEBT ISSUANCE COSTS                                                      231,936                    --
DEPOSITS FOR SEVERANCE PAY                                                 7,725                    --
                                                                     -----------             -----------
           Total assets                                                  506,526               1,147,133
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term credit                                                           --                    33,600
Accounts payable                                                         246,762                 213,719
Other current liabilities                                                239,955                     640
                                                                     -----------             -----------
        Total current liabilities                                        486,717                 247,959

LONG-TERM LIABILITIES
    Accrued severance pay                                                 27,725                  37,896
    Loans payable                                                      1,627,005                  58,649

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, $0.001 par value; authorized 20,000,000
        shares; issued and outstanding 2,984,333 shares                    2,419                   2,984
    Additional paid in capital                                           730,582               4,363,044
    Deferred compensation                                               (241,112)               (112,222)
    Accumulated deficit                                               (2,126,810)             (3,451,178)
                                                                     -----------             -----------
           Total stockholders' equity (deficiency)                    (1,634,921)                802,628

           Total liabilities and stockholders' equity                $   506,526             $ 1,147,133
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

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 from
                                                                                                               inception
                                              Three months ended June 30,       Six months ended June 30,          to
                                            1997             1998              1997            1998           June 30, 1998
                                           ------           ------            ------           ------         -------------
Research and development
expenses                              $    86,611       $   236,377       $   164,153       $   463,098       $ 1,118,169

Less - Chief Scientist of Israel
participation                                --                --                --                --              95,976
                                      -----------       -----------       -----------       -----------       -----------

                                           86,611           236,377           164,153           463,098         1,022,193

Selling, general and
administrative expenses                   111,648           276,459           166,979           556,478         1,603,596
                                      -----------       -----------       -----------       -----------       -----------

Operating loss                           (198,259)         (512,836)         (331,132)       (1,019,576)       (2,625,789)

Other expenses                               --              21,507              --              21,507            21,507

Financing expenses, net                    27,847            41,184            50,400           283,285           803,882
                                      -----------       -----------       -----------       -----------       -----------

Net loss                              $  (226,106)      $  (575,527)      $  (381,532)      $(1,324,368)      $(3,451,178)
                                      ===========       ===========       ===========       ===========       ===========

Basic and fully diluted loss per
share                                 $     (0.10)      $     (0.20)      $     (0.17)      $     (0.46)
                                      -----------       -----------       -----------       -----------

Weighted average number of
shares outstanding                      2,249,166         2,896,833         2,249,166         2,896,833
                                      ===========       ===========       ===========       ===========




See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT STOCKHOLDERS EQUITY (DEFICIENCY)
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                                ADDITIONAL                          DURING THE
                                 NUMBER OF       COMMON           PAID IN            DEFERRED       DEVELOPMENT
                                  SHARES          STOCK           CAPITAL          COMPENSATION        STAGE                TOTAL
                                  ------          -----           -------          ------------        -----                ------
Issuance July 1996              2,028,833      $     2,029      $      --        $      --         $      --         $     2,029

Issuance September 1996             5,000                5             --               --                --                   5

Issuance October 1996             195,333              195             --               --                --                 195

Net Loss                             --               --               --               --            (693,995)         (693,995)
                              -----------      -----------      -----------      -----------       -----------       -----------

Balance as of December
31, 1996                        2,229,166            2,229             --               --            (693,995)         (691,766)

Issuance March 1997                20,000               20           50,000             --                --              50,020

Issuance August 1997               84,167               84          336,668             --                --             336,752

Issuance September 1997            60,000               60          239,940             --                --             240,000

Issuance September 1997             6,000                6           23,994             --                --              24,000

Issuance October 1997              20,000               20           79,980             --                --              80,000

Deferred Compensation                --               --               --           (386,668)             --            (386,668)

Amortization of deferred
compensation                         --               --               --            145,556              --             145,556

Net loss                             --               --               --               --          (1,432,815)       (1,432,815)
                              -----------      -----------      -----------      -----------       -----------       -----------

Balance as of December
31, 1997                        2,419,333            2,419          730,582         (241,112)       (2,126,810)       (1,634,921)

Issuance January 1998              40,000               40          199,960             --                --             200,000

Public offering February
1998                              525,000              525        3,432,502             --                --           3,433,027

Amortization of deferred
compensation                         --               --               --            128,890              --             128,890

Net loss                             --               --               --               --          (1,324,368)       (1,324,368)
                              -----------      -----------      -----------      -----------       -----------       -----------

Balance as of June 30,
1998                            2,984,333      $     2,984      $ 4,363,044      $  (112,222)      $(3,451,178)      $   802,628
                              ===========      ===========      ===========      ===========       ===========       ===========





See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)


                                                        Six months ended June 30,
                                                         1997           1998            CUMULATIVE FROM
                                                       --------         --------         INCEPTION TO
                                                                                         JUNE 30, 1998
                                                                                         -------------

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                                             $  (381,532)      $(1,324,368)       (3,451,178)

Adjustments to reconcile net loss to
net cash used in operating activities

    Depreciation and amortization                         17,669           390,835           928,440

    Severance pay, net                                     6,841            17,896            37,896

    Write off of leasehold
    improvements                                            --              21,507            21,507

    Accrued interest on long-term
    loan and notes                                          --                --             210,016

Changes in operating assets and
liabilities

    Accounts receivable                                     --             (27,939)          (41,099)

    Other receivables and prepaid
    expenses                                               3,111          (186,184)         (186,184)

    Accounts payable                                     244,498           (33,043)          (15,528)

    Other current liabilities                            (50,364)         (239,315)         (187,915)
                                                     -----------       -----------       -----------


    Net cash used in operating
    activities                                          (159,779)       (1,380,611)       (2,684,045)


CASH FLOWS FROM INVESTING ACTIVITIES

Restricted cash                                             --            (100,000)         (130,000)

Note receivable                                             --            (350,000)         (350,000)

Purchase of equipment                                    (25,886)         (116,034)         (363,434)
                                                     -----------       -----------       -----------

Net cash used in investing activities                    (25,886)         (566,034)         (843,434)



CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of share capital                                   --             200,000           202,229

Issuance of long-term notes                                 --                --             400,000

Receipt of loans from                                       --                --             919,600
shareholders, net

Receipt of long-term loan                                   --                --             120,000

See accompanying notes to financial statements



                                     AMBIENT CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF CASH FLOWS CONT'D)
                                               In U.S. Dollars
                                                 (Unaudited)



                                                     SIX MONTHS ENDED JUNE 30,                      CUMULATIVE FROM
                                                                                                      INCEPTION TO
                                                  1997                        1998                    JUNE 30, 1998
                                                --------                    --------                  -------------

Increase in bank overdraft                         -                              -                       87,948

Receipt of loan from bank                          -                              -                       37,110

Receipt of short-term loans                        -                              -                       13,947

Decrease in short-term credits                      570                          33,600                   33,600

Proceeds (repayments) of long-term
loans                                           153,013                      (1,568,356)              (1,568,356)

Public offering of common stock                    -                          3,433,027                3,433,027
                                               ---------                     ----------                ---------

    Net cash provided by financing
    activities                                  153,583                       2,098,271                3,679,105

NET INCREASE (DECREASE) IN CASH                 (32,082)                        151,627                  151,627

CASH, BEGINNING OF PERIOD                       104,322                           -                         -
                                               --------                       ---------                ---------

CASH, END OF PERIOD                            $ 72,240                       $ 151,627                $ 151,627
                                               ========                       =========                =========





See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        GENERAL

              The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2        INITIAL PUBLIC OFFERING

              In February 1998 the Company completed an initial public offering of 525,000 shares of common stock for gross proceeds of $4,200,000 before issuance expenses of approximately $943,000.

NOTE 3        PLANNED MERGER

              On May 20, 1998, the Company entered into a letter of intent with Ordacard Hi-Tech Industries (1995) Ltd. an Israeli manufacturer of plastic ID and bank cards ("Ordacard") relating to the proposed merger of Ordacard with and into the Company to be consummated on December 31, 1998.

              The letter of intent provides for a $1,000,000 loan from the Company to Ordacard, $350,000 of which was paid upon the execution of the letter of intent. The balance of the loan is to be paid by the end of 1998. The loan is evidenced by promissory notes secured by Ordacard's assets and subordinated to existing bank loans. The notes bear interest at an annual rate of 6%. If the merger is not consummated by December 31, 1998, the Company will be entitled to demand full payment of the notes, including interest, or to convert the balance into 50,000 shares of Ordacard stock.

NOTE 4        GOING CONCERN

              The Company incurred a net loss in 1996 and 1997 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization from its shareholders and outside sources. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard include raising additional capital through equity financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, the Company has incurred net losses aggregating $3,451,178, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures, business combinations, including investments in other companies, or mergers.

         In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO in the amount of $3,256,290, a substantial portion of which has been used as of June 30, 1998. See "Part II -- Changes in Securities and Use of Proceeds." The Company will be required to raise additional funds to satisfy the Company's contemplated cash requirements for the next 12 months, based upon the Company's present plans and certain assumptions relating to general economic and industry conditions, market factors, and the Company's future revenues and expenditures. The Company is seeking additional financing. The Company has no present agreement, understanding or commitment with respect to any such financing. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail or possibly cease operations.

         On May 20, 1998, the Company entered into a letter of intent with Ordacard Hi-Tech Industries (1995) Ltd., an Israeli manufacturer of plastic ID and bank cards ("Ordacard") relating to the proposed merger of Ordacard with and into the Company or a wholly-owned subsidiary of the Company to be formed under the laws of Israel. In connection therewith, the Company agreed to loan to Ordacard the principal amount of $1,000,000, of which $350,000 was funded upon execution of the letter of intent. See "Part II -- Changes in Securities and Use of Proceeds." The Company's Current Report on Fom 8-K dated June 3, 1998 and filed with the Securities and Exchange Commission on June 4, 1998, relating to the Ordacard merger is incorporated herein by reference and is filed as an exhibit hereto.

         As of June 30, 1998, the Company has expended $1,118,169 on its research and development activities (including $95,976 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the PCT in 1997. The Company expects that the patent application that has been allowed by the PTO will be issued within the next several months. During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more additional patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available to the Company when needed. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the fourth quarter of 1998. Product introduction will depend on several factors, including the availability of funding, research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1998.

         The Company's marketing activity to date has consisted primarily of formulating a marketing strategy. The Company's strategy focuses initially on approaching and establishing relationships with large and mid-sized system integrators already established in the smart card market, such as Ordacard, as well as those integrators involved in ancillary markets, such as health care, access control, and transport ticketing. The Company also intends to target potential volume customers. In an effort to promote recognition of the Ambient name within the industry, the Company plans to exhibit its technology at selected industry trade shows, and design and distribute marketing materials. The Company also plans to implement and publicize pilot projects to demonstrate the benefits of the Ambient system.

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

         The Company currently has 15 full-time employees (including those hired from the Jerusalem College of Technology) and one part-time employee.

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

         Since inception, the Company has relied for its capital requirements on certain debt financings, government funding from the OCS, bank financing, loans from third parties, stockholder loans, a $400,000 private placement of promissory notes and Common Stock of the Company in 1997, and the IPO. The Company used $1,828,261 of the net proceeds from the IPO to satisfy the principal and accrued interest due on the loans (excluding the stockholder loans) and the promissory notes issued in the 1997 private placement. See "Changes in Securities and Use of Proceeds."

         On March 25, 1998, the Israeli Investment Center granted "Approved Enterprise" status to Ambient Israel, pursuant to The Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"), with respect to its planned investment in certain fixed assets for establishing a smart card production facility. The Investment Law provides that certain capital investments may, upon application to the Israeli Investment Center, be designated as an Approved Enterprise. Ambient Israel participates under the "Alternative Benefits Program" under the Investment Law. Accordingly, taxable profits attributable to the Approved Enterprise will be exempt from tax for a period of 10 years, commencing in the first year in which the Approved Enterprise first generates taxable income. However, such benefits period will terminate upon the earlier of (i) 12 years from the commencement of production or (ii) 14 years from the date of approval of the Approved Enterprise. Under the Alternative Benefits Program, dividend distributions from Ambient Israel during the benefits period will be subject to reduced withholding tax of 15%, but will render Ambient Israel liable for corporate tax (generally 25%, subject to reduction depending upon the percentage of foreign investment in Ambient Israel) on the amount distributed and the corporate tax thereon.

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

         Certain statements made in this Quarterly Report on Form 10-QSB including statements contained in the preceding Plan of Operation are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations and projections of revenues, earnings and capital expenditures. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans, objectives and expectations are based, in part, on assumptions involving the growth of the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved.

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

         The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

         Underwriting discounts and commissions:                        $ 420,000

         Finder's fees:                                                         0

         Expenses paid to or for the underwriters:                        126,000

         Other expenses:                                                  397,710
                                                                        ---------
                          Total expenses:                               $ 943,710

         All such expenses were paid directly or indirectly to others.

         The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

         As of June 30, 1998, the amount of net offering proceeds to the Company has been used for the following purposes as follows:

              Marketing...............................................$  104,118

              Additional Facilities...................................         0

              Research and Product Development........................   399,796

              Repayment of indebtedness............................... 1,828,261

              Capital Equipment.......................................    11,080

              Working Capital and General Corporate...................   396,340

              Temporary Investments...................................   119,405

              Convertible Note Receivable from Ordacard                  350,000
                                                                      ==========

                    Total.............................................$3,209,000


         All such payments were made directly or indirectly to others.

         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus, except that repayment of indebtedness increased by $178,261 from the estimated $1,650,000 in the prospectus to $1,828,261 due to adjustments in the calculations of interest on the indebtedness through the date of payment and the repayment of accrued interest on certain indebtedness in the principal amount of $968,000. In addition, the Company reserved the right in the prospectus to use all or a portion of the net proceeds allocated for working capital to acquire other companies. The Company used $350,000 to fund a loan to Ordacard in connection with the proposed merger of Ordacard with and into the Company (or a subsidiary thereof). The Company's Current Report on Form 8-K dated June 3, 1998 and filed with the Securities and Exchange Commission June 4, 1998, relating to the Ordacard merger is incorporated herein by reference and is filed as an exhibit hereto.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits


        EXHIBIT
        NUMBER                      DESCRIPTION
        -------                     -----------
         *3.1       Certificate of Incorporation of the Company, as amended.
         *3.2       By-Laws of the Company, as amended.
         *3.3       Memorandum of Association of Ambient Israel.
         *3.4       Articles of Association of Ambient Israel.
         *4.1       Specimen Stock Certificate
        *10.1       Form of the Company's 1998 Stock Option Plan.
        *10.2       Form of Employment Agreement between the Company and Jacob Davidson.
        *10.3       Employment Agreement between Ambient Israel and Dr. Yehuda Cern.
        *10.4       Employment Agreement between Ambient Israel and Dr. George Kaplun.
         10.5       Reserved.
        *10.6       Agreement dated August 1, 1996, between GenTechnologies, Inc. and Ambient
                    Corporation.
        *10.7       Agreement between GenTechnologies, Inc. and Alexander Rozin dated
                    December 5, 1995.
        *10.8       Consulting Agreement with Tekol, Ltd.
        *10.9       Form of Cooperation Agreement dated January 1, 1998, between Delta Three
                    Inc. and Ambient Israel.
         27         Financial Data Schedule
       **99.1       Letter of Intent dated May 20, 1998 between Ordacard Hi-Tec
                    Industries (1995) Ltd. and Ambient Corporation
         99.2       The Company's Current Report on Form 8-K dated June 3, 1998 and filed with the Securities and Exchange Commission June 4, 1998.



----------

         *Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-40045) filed with the Securities and Exchange Commission on November 12, 1997, as amended January 23, 1998.


         **Incorporated by reference to the Company's Current Report on Form 8-K dated June 3, 1998 filed with the Securities and Exchange Commission June 4, 1998.

         (b)      Reports on Form 8-K

                  On June 4, 1998, the Company filed a Current Report on Form 8-K dated June 3, 1998 to report the execution of a letter of intent with, and loan to, Ordacard Hi-Tech Industries (1995) Ltd., an Israeli manufacturer of plastic ID and bank cards, relating to a proposed merger of the two companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998


                                               AMBIENT CORPORATION
                                 _______________________________________________
                                                  (Registrant)



                                               /s/ Jacob Davidson
                                 _______________________________________________
                                 President, Chairman and Chief Executive Officer



                                               /s/ Aryeh Weinberg
                                 _______________________________________________
                                             Chief Financial Officer

                                  EXHIBIT INDEX



       27         Financial Data Schedule
       99.2       The Company's Current Report on Form 8-K dated June 3, 1998 and filed with the Securities and Exchange Commission June 4, 1998.