Form 10QSB
period 1998-09-30
AMBIENT CORP /NY
filed 1998-11-13
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-23723

                                  -------------

                               AMBIENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                     98-0166007
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                  270 MADISON AVENUE, NEW YORK, NEW YORK 10016
          (Address of principal executive offices, including zip code)

                                 (888) 861-0205
                (Issuer's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes___   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

        At November 2, 1998, Ambient Corporation had outstanding 3,104,333 shares of common stock, par value $.001 per share.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one)

                               Yes___        No X

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)


                                                                December 31, 1997    September 30, 1998
                                                                -----------------    ------------------
ASSETS

  CURRENT ASSETS
   Cash and cash equivalents                                          $      --             $      --
   Restricted cash                                                         30,000               130,000
   Note receivable                                                           --                 835,000
   Other receivables and prepaids                                          39,922               138,445
                                                                 ---------------------------------------
              Total current assets                                         69,922             1,103,445

  PROPERTY AND EQUIPMENT
   Cost                                                                   248,421               355,191
   Less accumulated depreciation                                          (51,478)              (89,801)
                                                                 ---------------------------------------
                                                                          196,943               265,390

  DEBT ISSUANCE COSTS                                                     231,936                  --
  DEPOSITS FOR SEVERANCE PAY                                                7,725                  --

                                                                 ---------------------------------------
              Total assets                                            $   506,526           $ 1,368,835
                                                                 =======================================


LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
   Short-term bank credit                                             $      --             $   166,468
   Notes payable                                                             --                 470,000
   Accounts payable                                                       246,762               261,515
   Other current liabilities                                              239,955                 4,252
                                                                 ---------------------------------------
               Total current liabilities                                  486,717               902,235

  LONG-TERM LIABILITIES
   Accrued severance pay                                                   27,725                49,942
   Loans payable                                                        1,627,005                61,269

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $0.001 par value; authorized 20,000,000
     shares; issued and outstanding 2,984,333 and                           2,419                 3,104
     3,104,333 shares, respectively
   Additional paid in capital                                             730,582             4,937,559
   Deferred compensation                                                 (241,112)             (468,277)
   Deficit accumulated during the development stage                    (2,126,810)           (4,116,996)
                                                                 ---------------------------------------
                Total stockholders' equity (deficiency)                (1,634,921)              355,390


                                                                 ---------------------------------------
                Total liabilities and stockholders' equity            $   506,526           $ 1,368,835
                                                                 =======================================



See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 In U.S. dollars
                                   (Unaudited)


                                                                                                                       Cumulative
                                                                                                                          from
                                                       Three months ended                 Nine months ended            Inception
                                                           September 30,                     September 30,                 to
                                                       1997           1998                1997          1998      September 30, 1998
                                                   ---------------------------------------------------------------------------------
Research & development expenses                    $  164,153         $  337,409      $  245,820     $   800,507        $ 1,455,578

Less - Chief Scientist of Israel participation           --                 --              --              --               95,976
                                                   ---------------------------------------------------------------------------------
                                                      164,153            337,409         245,820         800,507          1,359,602

Selling, general and administrative expenses          166,979            207,831         488,103         764,309          1,811,427
                                                   ---------------------------------------------------------------------------------
     Operating loss                                  (331,132)          (545,241)       (733,923)     (1,564,817)        (3,171,030)

Other expenses                                           --                 --             --             21,389             21,389
Financing expenses, net                                50,400            120,696          73,359         403,981            924,578

                                                   ---------------------------------------------------------------------------------
Net loss                                           $ (381,532)        $ (665,936)     $ (807,282)    $(1,990,186)       $(4,116,996)
                                                   =================================================================================

Basic and fully diluted loss per share             $    (0.16)        $    (0.22)     $    (0.35)    $     (0.66)

                                                   --------------------------------------------------------------
Weighted average number of shares outstanding       2,331,087          2,997,666       2,331,087       2,997,666
                                                   ==============================================================



See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
            CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 In U.S. dollars
                                   (Unaudited)


                                                         Number   Common   Additional     Deferred       Deficit      Total
                                                       of shares   Stock     paid in    compensation  accumulated
                                                                            capital                    during the
                                                                                                      development
                                                                                                         stage
                                                     --------------------------------------------------------------------------
Stock issued to founders                               2,028,833  $ 2,029  $     --     $     --    $     --       $     2,029

Stock issued to employees for services                   200,333      200        --           --            --             200

Net loss                                                    --       --          --           --        (693,995)     (693,995)
                                                     --------------------------------------------------------------------------
Balance as of December 31, 1996                        2,229,166    2,229        --           --        (693,995)     (691,766)

Stock issued to employees for services                   104,167      104     386,668     (386,668)         --             104

Stock issued pursuant to private placement                80,000       80     319,920         --            --         320,000

Stock issued to advisor for services                       6,000        6      23,994         --            --          24,000

Amortization of deferred compensation                       --       --          --        145,556          --         145,556

Net loss                                                    --       --          --           --      (1,432,815)   (1,432,815)
                                                     --------------------------------------------------------------------------
Balance as of December 31, 1997                        2,419,333    2,419     730,582     (241,112)   (2,126,810)   (1,634,921)

Stock issued pursuant to consulting agreement            105,000      105     654,895     (655,000)         --            --

Public offering February 1998                            525,000      525   3,432,502         --            --       3,433,027

Stock issued pursuant to debt financing agreement         20,000       20      99,980         --            --         100,000

Additional stock pursuant to founders agreement           35,000       35        --           --            --              35

Warrants issued pursuant to private placement               --       --        18,000         --            --          18,000

Options granted pursuant to consulting agreement            --       --         1,600       (1,600)         --            --

Amortization of deferred compensation                       --       --          --        429,435          --         429,435

Net loss                                                    --       --          --           --      (1,990,186)   (1,990,186)
                                                     --------------------------------------------------------------------------
Balance as of September 30, 1998                       3,104,333  $ 3,104  $4,937,559  $  (468,277) $ (4,116,996) $    355,390
                                                     ==========================================================================



See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)


                                                                                                           Cumulative
                                                                                                              from
                                                                                                           Inception
                                                                     Nine months ended Sept 30,                to
                                                                     1997                  1998          Sept 30, 1998
                                                                -------------------------------------------------------
Cash flows from operating activities
  Net loss                                                      $  (807,282)            $(1,990,186)       (4,116,996)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
    Depreciation and amortization                                   132,916                  49,856           587,461
    Amortization of deferred compensation                              --                   429,435           429,435
    Amortization of financing costs                                    --                   234,936           234,936
    Stock issued for financing costs                                   --                   100,035           100,035
    Severance pay, net                                                6,001                  29,942            49,942
    Write off of leasehold improvements                                 --                    21,507            21,507
    Accrued interest on long-term loan and notes                     75,000                    --             210,016
    Changes in operating assets and liabilities
      Accounts receivable                                              --                      --             (13,160)
      Other receivables and prepaid expenses                         11,228                 (98,523)          (98,523)
      Accounts payable                                               38,862                  14,752            32,267
      Other current liabilities                                      93,232                (235,703)         (184,303)
                                                                ------------------------------------------------------
          Net cash used in operating activities                    (450,043)             (1,443,949)       (2,747,383)


Cash flows from investing activities
   Restricted cash                                                     --                  (100,000)         (130,000)
   Note receivable                                                     --                  (835,000)         (835,000)
   Purchase of equipment                                            (28,701)               (139,810)         (387,210)
                                                                ------------------------------------------------------
           Net cash used in investing activities                    (28,701)             (1,074,810)       (1,352,210)


Cash flows from financing activities
   Issuance of share capital                                          2,279                    --               2,229
   Issuance of long-term notes                                      300,000                    --             400,000
   Receipt of loans from shareholders, net                           35,000                    --             919,600
   Receipt of long-term loan                                        120,000                    --             120,000
   Increase in bank overdraft                                          --                      --              87,948
   Receipt of loan from bank                                           --                      --              37,110
   Receipt of short-term loans                                         --                   467,000           480,947
   Warrants issued pursuant to private placement                       --                    18,000            18,000
   Increase in short-term credits                                    25,781                 166,468           166,468
   Proceeds (repayments) of long-term loans                          (9,716)             (1,565,736)       (1,565,736)
   Public offering of common stock                                     --                 3,433,027         3,433,027
                                                                ------------------------------------------------------
           Net cash provided by financing activities                473,344               2,518,759         4,099,593


Net increase (decrease) in cash                                      (5,400)                   --                 (0)

Cash, beginning of period                                           104,322                    --                --

                                                                ------------------------------------------------------
Cash, end of period                                             $    98,922             $      --         $        (0)
                                                                ======================================================
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest                                                $   198,764       $   205,945



See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS





Note 1 - GENERAL

       The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


Note 2 - INITIAL PUBLIC OFFERING

       In February 1998 the Company completed an initial public offering of 525,000 shares of common stock for gross proceeds of $4,200,000 before issuance expenses of approximately $943,000 (including amounts that were expensed in 1997).


Note 3 - PLANNED MERGER


       On May 20, 1998, the Company entered into a letter of intent with Ordacard Hi-Tech Industries (1995) Ltd. ("Ordacard"), an Israeli manufacturer of plastic ID and bank cards, relating to the proposed merger of Ordacard to be consummated on December 31, 1998.

       The letter of intent provides for a $1,000,000 loan to Ordacard, $350,000 of which was loaned upon the execution of the letter of intent and $485,000 loaned in the quarter ended September 30, 1998. The loan is evidenced by promissory notes secured by

       Ordacard's assets and subordinated to existing bank loans. The notes bear interest at an annual rate of 6%.

       The letter further provides that, as a condition of the merger, the Company is to conduct a public offering or private placement of equity securities by December 31, 1998 with minimum net proceeds of $7.5 million.

       If the merger is not consummated by December 31, 1998, the Company will be entitled to demand full payment of the notes, including interest, or to convert the balance into 50,000 shares of Ordacard stock. The Company is currently negotiating for an extension of time to obtain the equity financing.

       Consummation of the merger is subject to approval by the courts in Israel and in the U.S. as well as other statutory bodies in those countries and completion of due diligence satisfactory to the Company.


Note 4 - GOING CONCERN

       The Company incurred a net loss in 1996 and 1997 and during the nine months ended September 30, 1998 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing from its shareholders and outside sources for product development and commercialization. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard include raising additional capital through equity financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Note 5 - NOTES PAYABLE

       In August and September 1998, the Company realized gross proceeds of $500,000 from a private offering of 10 Units, each Unit consisting of $50,000 principal amount of 10% Promissory Notes and Warrants to purchase 10,000 shares of Common Stock. For financial reporting purposes, the Company recorded a note discount totaling $18,000, to reflect the value of the Warrants issued. The discount will be amortized on a straight-line basis over the term of the respective notes. The notes bear interest at the rate of 10% per annum and become due and payable together with accrued interest one year following the consummation by the Company of any public or private equity or debt financing exceeding $1,500,000. The Warrants are exercisable for a four-year period at the lower of an exercise price equal to the public offering price of a subsequent offering, or $8 per share.



Note 6 - CONSULTING AGREEMENTS

       The Company retained the services of several consultants under one-year consulting agreements. The agreements provide for the issuance of 105,000 shares of Common Stock and options for 80,000 shares exercisable at $6 per share. The Company recorded charges to deferred compensation expense of $656,600 as a result of these issuances and is amortizing these amounts over the term of the agreements.


Note 7 - RESTRICTED CASH

       The Company has short-term lines of credit from banks in Israel for which the Company agreed to maintain compensating balances of $130,000, which are restricted for a period of up to one year.


Note 8 - STOCK ISSUANCES

       In July 1998 the Company issued 55,000 shares of unregistered Common Stock in consideration of certain debt financing and founders agreements.

Item 2 - Plan of Operation

        The Company was organized in June 1996 and is a development stage company. In August 1996, Ambient Corporation purchased substantially all of the assets, properties, business and goodwill and assumed the liabilities of Gen Technologies, Inc., a Delaware company organized in September 1995 ("GTI"), including the capital stock of GTI's subsidiary, GenTec, Ltd., a corporation organized under the laws of the State of Israel in November 1995. In November 1996, the Company changed the name of its subsidiary from GenTec, Ltd. to Ambient, Ltd. ("Ambient Israel"). The Company owns 95% of Ambient Israel's outstanding capital stock. Since inception, the Company's activities have been principally limited to organizational and initial capitalization activities, designing and developing smart card technology and recruitment of executive personnel. As a development stage company, the Company has a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

        The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996 and 1997, and the nine months ended September 30, 1998, the Company has incurred net losses aggregating $4,116,996, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO of approximately $3,250,000. The Company is dependent upon the proceeds of the IPO to implement its anticipated business plans.

      On May 20, 1998, the Company entered into a letter of intent with Ordacard Hi-Tech Industries (1995) Ltd.("Ordacard"), an Israeli manufacturer of plastic ID and bank cards relating to the proposed merger of Ordacard with and into the Company or a wholly-owned subsidiary of the Company to be formed under the laws of Israel. In connection therewith, the Company agreed to loan to Ordacard the principal amount of $1,000,000, of which

$350,000 was loaned upon execution of the letter of intent and $485,000 was loaned in the quarter ended September 30, 1998.

      Consummation of the merger is subject to approval by the courts in Israel and in the U.S., as well as other statutory bodies in those countries and completion of due diligence satisfactory to the Company.

      As of September 30, 1998, the Company has expended $1,455,578 on its research and development activities (including $95,976 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. The Company expects that the patent application that has been allowed by the PTO will be issued within the next several months. During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more additional patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available, or if available, that it can be obtained on terms favorable to the Company, or that such financing will not be dilutive to stockholders. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the fourth quarter of 1998. Product introduction will depend on several factors, including the availability of funding, research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1998.

      The Company's marketing activity to date has consisted primarily of formulating a marketing strategy. The Company's strategy focuses initially on approaching and establishing relationships with large and mid-sized system integrators already operating in the smart card market, such as Ordacard, as well as those integrators involved in ancillary markets such as health care, access control, and transport ticketing. The Company also intends to target potential volume customers. In an effort to promote recognition of the Ambient name within the industry, the Company plans to exhibit its technology at selected industry trade shows, and design and distribute marketing materials. The Company also plans to implement and publicize pilot projects to demonstrate the benefits of using the Company's technology.

      Depending on several factors, including the success of the Company's marketing efforts, market acceptance of the Ambient technology, competition and the Company's progress in its research and development efforts and developing relationships with systems integrators, the Company believes it will begin to generate sales and revenues during the fourth quarter of 1998. There can be no assurances, however, that the Company will generate significant revenues by this date, or at all.

      The Company currently has 13 full-time employees and several part-time employees. The Company's product development is carried out at Ambient Israel's facilities in Israel. In May 1998, the Company purchased from the Jerusalem College of Technology (the "College") certain equipment used for the manufacture of smart cards for a purchase price of $40,000, which is payable in quarterly installments over three years. The Company paid the first installment of approximately $5,000 in May 1998. In connection with such purchase, the Company agreed to hire three full-time employees from the College, assumed certain liabilities in the aggregate amount of approximately $15,000, entered into a sublease agreement with the College with respect to the facilities housing the purchased equipment and assumed certain other contractual obligations. The Company anticipates that revenues from these operations will offset all or a portion of the expenses associated with purchasing and operating such equipment.

      Since inception, the Company has relied on certain debt financings, government funding from the OCS, bank financing, loans from third parties, stockholder loans, private placements and the IPO for its capital requirements. The Company used $1,828,261 of the net proceeds from the IPO to satisfy the principal and accrued interest due on certain third party loans (excluding the stockholder loans), debt financing and private placements.

      On March 25, 1998 the Israeli Investment Center granted "Approved Enterprise" status to Ambient Israel, pursuant to The Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") with respect to its planned investment in certain fixed assets for establishing a smart card production facility. The Investment Law provides that certain capital investments may, upon application to the Israeli Investment Center, be designated as an "Approved Enterprise". Ambient Israel participates under the "Alternative Benefits Program" under the Investment Law. Accordingly, taxable profits attributable to the approved enterprise will be exempt from tax for a period of 10 years, commencing in the first year in which the Approved Enterprise first generates taxable income. However, such benefits period will terminate upon the earlier of
(i) 12 years from the commencement of production or (ii) 14 years from the date of approval of the Approved Enterprise. Under the Alternative Benefits Program, dividend distributions from Ambient Israel during the benefits period will be subject to reduced withholding tax of 15%, but will render Ambient Israel liable for corporate tax (generally 25%, subject to reduction depending upon the percentage of foreign investment in Ambient Israel) on the amount distributed and the corporate tax thereon.

      The benefits available as an Approved Enterprise are conditioned upon the fulfillment of certain conditions stipulated in the Investment Law, and the regulations thereunder, and the criteria set forth in the certificate of approval. In the event any of these conditions are not fulfilled, in whole or in part, the benefits could be canceled and the Company could be required to refund the amount of the canceled benefits, plus interest and inflation adjustments. There can be no assurances that the Company will be able to continue to comply with such requirements in the future.

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

Year 2000 Issues

      Certain organizations anticipate that they will experience organizational difficulties at the beginning of the year 2000 as a result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's plan for the Year 2000 calls for compliance verification with vendors, testing software in the Company's products for Year 2000 problems and communication with significant suppliers to ascertain their readiness for the Year 2000 problem

                           PART II - OTHER INFORMATION

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

      The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

           Underwriting discounts and commissions:                 $ 420,000

           Finder's fees:                                                  0

           Expenses paid to or for the underwriters:                 126,000

           Other expenses:                                           397,710
                                                                   ---------
                     Total expenses:                               $ 943,710

      All such expenses were paid directly or indirectly to others.

      The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

      As of June 30, 1998, the amount of net offering proceeds to the Company has been used for the following purposes:

      Marketing.............................................      $104,118

      Additional Facilities.................................             0

      Research and Product Development......................       519,201

      Repayment of indebtedness.............................     1,828,261

      Capital Equipment.....................................        11,080

      Working Capital and General Corporate.................       396,340

      Convertible Note Receivable from Ordacard.............       350,000

            Total...........................................    $3,209,000

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

      On August 1, 1998, the Company entered into a consulting agreement (the "Consulting Agreement") with Mission Bay Consulting, Inc., a Delaware corporation ("Mission Bay"), pursuant to which Mission Bay agreed to provide the Company with certain consulting services. In connection therewith, and as compensation therefor, the Company agreed to issue to Randolph Beimel, a principal of Mission Bay: (i) an aggregate of 65,000 shares of Common Stock to be issued in varying amounts upon certain future dates; and (ii) options to purchase an aggregate of 80,000 shares of Common Stock under the Company's 1998 Stock Option Plan at an exercise price of $6.00 per share, all of which options are fully vested. As of

      September 30, 1998, pursuant to the terms of the Consulting Agreement, the Company had issued 20,000 unregistered shares of Common Stock to Mr. Beimel. The issuance of such shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof. Such shares were subsequently registered pursuant to the Company's Registration Statement on Form S-8, registration number 333-65893, which was declared effective by the Securities and Exchange Commission on October 20, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      None.

ITEM 5.   OTHER INFORMATION.

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits


    Exhibit
     Number                 Description
     ------                 -----------
      10.1     Consulting Agreement between the Company and Mission Bay
               Consulting, Inc. dated as of August 1, 1998.

      27.1     Financial Data Schedule

      (b) Reports on Form 8-K

On August 13, 1998, the Company filed a Current Report on Form 8-K to report the change of independent accountants to the firm Brightman, Bar-levav, Friedman & Co. the Israeli affiliate of Deloitte Touche Tohmatsu.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date:  November 11, 1998

                                              AMBIENT CORPORATION
                                 -----------------------------------------------
                                                 (Registrant)



                                              /s/ Jacob Davidson
                                 -----------------------------------------------
                                 President, Chairman and Chief Executive Officer



                                              /s/ Aryeh Weinberg
                                 -----------------------------------------------
                                            Chief Financial Officer

                                  EXHIBIT INDEX

        10.1 Consulting Agreement between the Company and Mission Bay Consulting, Inc. dated as of August 1, 1998.

        27.1    Financial Data Schedule