Form 10KSB
period 1998-12-31
AMBIENT CORP /NY
filed 1999-04-15
CIK 1047919

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
              |X| Annual report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
       For the transition period from _______________ to ________________

                           Commission File No. 0-23723
                               Ambient Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 DELAWARE                                    98-0166007
     -------------------------------                   ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                   Identification Number)

    270 Madison Avenue, New York, NY                            10016
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (888) 861-0205

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for its year ended December 31, 1998 were $0.

As of April 12, 1999, the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $2 1/4 per share based upon the closing price per share as reported on the OTC Bulletin Board.

There were 3,111,833 outstanding shares of the issuer's Common Stock on April 12, 1999.

FORWARD-LOOKING STATEMENTS

Statements contained in this Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in "Item 1. Business," "Item 5. Market for Common Equity and Related Stockholder Matters," and "Item 6. Plan of Operations," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.

Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws or regulations governing the Company's products and international trade, the ability of the Company to market successfully its products in an increasingly competitive worldwide market, changes in the Company's operating or expansion strategy, failure to consummate or successfully integrate proposed product developments, the ability of the Company to manage growth, the general economy of the United States and the specific global markets in which the Company competes, the availability of financing from internal and external sources and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters identified in "Item 1. Business--Risk Factors" contain cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

                               AMBIENT CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

PART I                                                                  PAGE

Item 1.  Business                                                          1
Item 2.  Properties                                                       11
Item 3.  Legal Proceedings                                                11
Item 4.  Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         11
Item 6.  Plan of Operations                                               13
Item 7.  Financial Statements and Supplementary Data                      17
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                             17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                17
Item 10. Executive Compensation                                           19
Item 11. Security Ownership of Certain Beneficial Owners and Management   21
Item 12. Certain Relationships and Related Transactions                   22
Item 13. Exhibits and Reports on Form 8-K                                 23

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Ambient Corporation, a development stage company, was founded to design and develop advanced smart card interface technology. A smart card is a credit card-sized, plastic card equipped with an integrated circuit ("IC") that contains a memory and, in its more evolved form, a microprocessor, or a "mini-computer," that stores and transfers information in electronic form. Smart cards are used in a variety of applications including (i) access to restricted areas (replacing keys and identification cards), (ii) public transportation fare collection (replacing tokens and tickets), (iii) point of sale purchases (replacing cash or credit cards at cafeterias, news stands and related point of sale locations where speed of purchase is important), (iv) vending machines, (v) public telephones, (vi) industrial applications such as quality control, warehousing, inventory control, distribution and warranty, and (vii) health care (replacing patients' paper files in hospitals and HMOs).

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

Ambient has not generated any revenues from operations. The Company presently intends to commence commercialization of its technology in the fourth quarter of 1999.

Ambient Corporation was organized under the laws of the state of Delaware in June 1996. In August 1996, Ambient Corporation purchased substantially all of the assets, properties, business and goodwill, and assumed substantially all of the liabilities, of Gen Technologies, Inc., a Delaware company organized in September 1995 ("GTI"), including the capital stock of GTI's subsidiary, GenTec, Ltd., a corporation organized under the laws of the State of Israel in November 1995. In November 1996, the Company changed the name of its subsidiary from GenTec, Ltd. to Ambient, Ltd. ("Ambient Israel"). The Company owns 95% of Ambient Israel's outstanding capital stock. All of the Company's activities to date, which have primarily consisted of research and development, have been performed by Ambient Israel in Jerusalem, Israel. Ambient Israel's corporate headquarters and executive offices are located at Jerusalem Technological Park, Building 9, Malha, Jerusalem, Israel and its telephone number is 972-2649-1250. Ambient Corporation's offices in the United States are located at 270 Madison Avenue, 11th Fl., New York, New York 10016 and its telephone number is (888) 861-0205.

Ambient plans to diversify through a new subsidiary established to develop internet service over power lines utilizing Ambient's contactless connector technology. The new product will be electronic equipment utilizing patented technologies for transmitting data over power lines. This equipment will offer consumers an alternative Internet connection with the advantages of quicker data rates at lower costs. The Company will provide the devices for the electric utility company to cost-effectively upgrade their existing equipment and will provide the special modem for the connection to the customer's home.

SMART CARD INDUSTRY OVERVIEW

Datamonitor produced the Global Smart Card Opportunities report in 1997 in which it values the worldwide smart card market at US$ 2.3 billion a year. Datamonitor anticipates a market for almost 2.4 billion cards in 2000, growing to a demand for some 3.9 billion smart cards in 2002. Datamonitor predicts that the growth of the world smart card market will result in an average annual growth of 26% a year for the years 1997-2002.

Datamonitor found that telecommunications dominated the smart card market in 1997, holding sixty percent, followed by health with twenty percent, and financial applications, eight percent; these three market areas are expected to dominate the smart card market from 1998-2002.

Datamonitor sees multipurpose cards, especially for financial and loyalty functions, as the application area with the greatest annual growth rate (180%) from 1998-2002, followed by transport (forty percent AGR). According to Datamonitor, disposable prepaid electronic purses and multifunctional operating system will fuel financial sector growth from 140 million to 570 million smart cards between 1998 and 2002, representing an annual growth rate of 41%.

While Europe presently holds 75% of the worldwide smart card market, Europe's demand is predicted to drop to 47% in 2002. The Asia/Pacific region will be a close second, demanding 35% of all smart cards produced by 2002. However, the US, presently a marginal smart card consumer mainly in closed applications, is expected to become the fastest growing geographical area between 1997 and 2002.

In terms of cost, in 1997 contact cards cost an average of US$ 2.50 each, while contactless cards were about US$ 20 each. There were 280 million contact cards in use in 1997 but only 80 million contactless cards. The cost of contact cards is expected to be approximately 50% lower by 2002 but with an increased market value of US$ 1.6 billion due to increased volumes. It is interesting to note that the market value of contactless cards in 1997 was US$ 1.6 billion, the same as the predicted value for contact cards in 2002.

Datamonitor's 1997 report, US Plastic Cards 1998-2002, estimates that smart card volume in the five years to 2002 is to grow in the US at a compound annual rate of 107%. Datamonitor does not see the American market being taken by storm but anticipates a more gradual penetration as the necessary factors converge to offer an increasingly favorable climate for smart card adoption. Datamonitor sees the financial industry as heading for a multifunctional card carrying stored value, credit and debit facilities on a single American bank card, thus appeasing the consumer's desire for convenience.

STRATEGY

The Company's strategy is to achieve sustained leadership in developing and delivering contactless Smart Card solutions and gain worldwide acceptance and usage of its technology.

The following discussions represent the Company's business strategy.

PRODUCT DEVELOPMENT

The Company believes its technology provides distinct advantages over known competing Smart Card Systems including: (i) higher speed; (ii) lower power consumption;and (iii) reliability with a virtually unlimited card life.

MARKETING

The Company promotes and markets its Smart Card Systems on a worldwide basis using a multi-faceted marketing and sales strategy.

The Company will continue to utilize its existing network of independent sales representatives. These representatives will focus their efforts on pursuing OEM's and other large strategic accounts as defined by the Company.

The Company also markets its Smart Card Systems through participation in trade shows, publication of trade articles, participation in industry forums and technological standard-setting organizations and through distribution of sales literature. The Company encourages customer referrals. The Company has established an Internet web site and electronic mail capability.

MANUFACTURING AND ASSEMBLY

Since inception, the Company has subcontracted substantially all of its manufacturing operations. The Company will continue to contract with third parties to manufacture the Company's Smart Card products in order to avoid capital intensive investments and to focus the Company's limited resources on product development.

COMPETITION

The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Card will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted and Contactless Smart Card Products that have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost, all of which are discussed below. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the Smart Card industry, including new products which may be introduced, changes in customer preferences, demographic trends, pricing strategies by competitors and consolidation in the industry where smaller companies with leading edge technologies may be acquired by larger multinational companies.

Contacted Cards represent the Company's primary competition in electronic commerce applications. Contacted Card competitors include such multinational firms as Gemplus, Schlumberger and Group Bull. The Company believes that it is able to compete favorably against Contacted Cards because the Company's contactless Smart Cards (i) operate at higher speeds, (ii) use reliable solid state electronics with no moving parts, exposed contact points or magnetic stripes which can be erased by a magnetic field, and (iii)are lower in cost over the product life.

The Company also competes against contactless Smart Cards designed by Philips GmbH, Sony Corporation, Gemplus, Motorola and Micron Communications, Inc. The Company believes that its Smart Cards compete favorably against these other contactless technologies because the Company's contactless Smart Cards operate at higher speeds, have higher endurance and do not require batteries for power.

PATENTS AND TRADE SECRETS

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

There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology, be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's Smart Card products or processes.

EMPLOYEES

As of April 12, 1999, the Company has a total of nine employees. However, the Company has given termination notices to four employees until additional funds are raised. The Company believes its relations with its employees are satisfactory.

RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE MAKING AN INVESTMENT DECISION WITH REGARD TO THE

COMPANY'S COMMON STOCK. INFORMATION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE, E.G., "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS." NO ASSURANCE CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. LIMITED OPERATING HISTORY AND NO REVENUES; LOSSES AND INDEPENDENT PUBLIC ACCOUNTANTS GOING CONCERN OPINION.

The Company began operations in June 1996 and has a limited operating history upon which potential investors may base an evaluation of its performance. Since inception, the Company has focused its efforts and resources on developing its technology and on identifying products and applications for introduction into the market. The Company has no revenues from its operations and therefore the Company has historically incurred significant operating losses and cash flow deficits. For the years ended December 31, 1998 and 1997, the Company had net losses of $(2,820,314)and $(1,432,815), respectively. Moreover, at December 31, 1998, the Company had negative working capital of $(759,895) and had an accumulated deficit of $(4,947,124). The Report of Independent Public Accountants covering the Company's December 31, 1998 financial statements, included elsewhere in this Report, contains an explanatory paragraph about the Company's ability to continue as a going concern. There can be no assurance that the Company's operations will generate sufficient revenues to fund its operations and to allow it to become profitable. The likelihood of the Company's success must be considered relative to the problems, experiences, difficulties, complications and delays frequently encountered in connection with the operation and development of a new business and the competitive environment in which the Company operates. See "Item 7. Financial Statements."

DEVELOPING MARKET; UNPROVEN MARKET FOR THE COMPANY'S SMART CARD PRODUCTS. Smart Card products and markets have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have developed or are developing a wide variety of products. As is typical in a new and rapidly evolving industry, demand and market acceptance for new products are subject to a high level of uncertainty. There can be no assurance that the Smart Cards designed by the Company will become widely accepted. Because the market for the

Company's Smart Cards is new and evolving, it is also difficult to predict with any assurance the future growth rate, if any, and size of the market. If a market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Smart Cards do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected. See "Item 1.Business."

COMPETITION; FREQUENT PRODUCT INTRODUCTIONS. The market for Smart Card products is new, intensely competitive, quickly evolving and subject to rapid technological change. Competitors may develop superior Smart Card products or products of similar quality for sale at lower prices. Moreover, there can be no assurance that the Company's Smart Cards will not be rendered obsolete by changing technology or new industry standards. The Company expects competition to persist and increase in the future. The Company's current and potential competitors are primarily subsidiaries of multinational companies with established Contacted Card and contactless Smart Card businesses which have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. This intense level of competition could materially adversely affect the Company's future business, operating results and financial condition.

Competitive factors in the industry include transaction speed, the extent and flexibility of Smart Card memory, reliability, transaction accuracy and cost. Current competitors include such multinational firms as Gemplus, Schlumberger and Group Bull, which primarily offer Contacted Cards, and Philips GmbH, Motorola, Sony Corporation and Micron Communications, Inc.

There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition. Many of the Company's competitors have the financial resources necessary to enable them to withstand substantial price and product competition, which are expected to increase, and to implement extensive advertising and promotional programs, both generally and in response to efforts by other competitors to enter into existing markets or introduce new products. The industry is also characterized by frequent introductions of new products. The Company's ability to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in customer preferences, demographic trends and pricing strategies by competitors, which could adversely affect the Company's operating margins.

RISKS OF NEW PRODUCT DEVELOPMENT. The Company may experience difficulties that could delay or prevent the development, introduction and marketing of new Smart Card products. The Company will be substantially dependent in the near future upon Smart Card products that are currently being developed. There can be no assurance that, despite testing by the Company, errors will not be found in the Company's Smart Card products, or, if errors are discovered, corrected in a timely manner. If the Company is unable to develop on a timely basis existing or new Smart Card products or enhancements to existing products, or if its Smart Card products do not achieve market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

RISKS ASSOCIATED WITH EXPANSION. The Company will seek to develop and expand its Smart Card products and increase its marketing operations. Expansion will place substantial strains on the Company's management and its operational, accounting and information resources and systems. Successful management of growth will require the Company to improve its financial controls, operating procedures and information systems, and to hire, train, motivate and manage its employees. The Company's failure to manage growth effectively would have a material adverse effect on its results of operations and its ability to execute its business strategy.

OBSOLESCENCE AND TECHNOLOGICAL CHANGE. The markets for Smart Card products are characterized by rapidly changing technology and evolving industry standards which result in product obsolescence and short product life cycles.

Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, develop and successfully market new Smart Card products that satisfy evolving technologies, customer preferences and industry requirements. There can be no assurance that competitors will not market Smart Card products which have perceived advantages over those of the Company or which render the Company's Smart Card products obsolete or less marketable.

IMPEDIMENTS TO MARKET ACCEPTANCE OF PRODUCTS. As with other new products designed to replace existing products or change product designs, potential customers may be reluctant to integrate the Company's Smart Card products into their systems unless the products are proven to be both reliable and available at a competitive price in an assured quantity. Even assuming product acceptance, the Company's customers may be required to redesign their systems to effectively use the Company's Smart Card products. The time and costs necessary for such redesign could delay or prevent market acceptance of the Company's Smart Card products. A lack of, or delay in, market acceptance of one or more of the Company's Smart Card products could adversely affect the Company's operations.

RELIANCE UPON PATENTS AND TRADE SECRETS. The Company relies on its patents, trade secrets and copyrights and the patents, trade secrets and copyrights of its licensors to protect its Smart Card technology. Although the Company intends to enforce its patents, trade secrets and copyrights aggressively, there can be no assurance that such protection will be available in any particular instance or that the Company will have the financial resources necessary to adequately enforce its rights. The unavailability of such protection or the inability to enforce adequately such rights could materially adversely affect the Company's business and operating results. The Company operates in a competitive environment in which it would not be unlikely for a third party to claim that certain of the Company's present or future Smart Card products or licensed technology may infringe the patents or rights of such third parties. If any such infringements exist or arise in the future, the Company may be exposed to liability for damages and may be required to obtain licenses relating to technology incorporated into the Company's products. The Company's inability to obtain such licenses on acceptable terms or the occurrence of related litigation could materially adversely affect the Company's operations.

NEED FOR ADDITIONAL FINANCING. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash, together with projected cash flow from operations, will not be sufficient to satisfy its contemplated cash requirements for at least 12 months following the date of this Report. Therefore, the Company is seeking additional financing or it will be forced to curtail its activities. (See Note 1B to the Financial Statements regarding Management's plans to continue operations) Any issuance of equity securities would result in dilution to the interests of the Company's stockholders and any issuance of debt securities would subject the Company to risks that interest rates may increase or cash flow may be insufficient to repay such indebtedness. The Company has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company.

DEPENDENCE UPON QUALIFIED PERSONNEL AND EXECUTIVE OFFICERS. The Company's operations depend in part upon its ability to retain and hire qualified personnel, of which there can be no assurance. The Company's operations are also dependent upon certain executive officers. The loss of services of any of the Company's executive officers, whether as a result of death, disability or otherwise, could have a material adverse effect upon the Company's operations.

NO DIVIDENDS. The Company has an accumulated deficit and therefore has not paid any dividends on its Common Stock and does not intend to pay dividends in the foreseeable future.

POSSIBLE VOLATILITY OF SECURITIES PRICES. The market price of the Common Stock and Warrants may be highly volatile. Factors such as the Company's operating results or public announcements by the Company or its competitors may have a significant effect on the market price of the securities. In addition, market prices for the securities of many small capitalization companies have experienced wide fluctuations due to variations in quarterly operating results, general economic conditions and other factors beyond the Company's control.

SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of Common

Stock in the open market or the availability of such shares for sale could adversely affect the market price of the securities. In addition, certain stockholders prior to the IPO have agreed, pursuant to a lock-up agreement with the underwriter not to dispose of their shares of Common Stock until August 1999 without the prior written consent of the underwriter.

LIMITATIONS ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation substantially limits the liability of the Company's directors to the Company and its stockholders for breach of fiduciary or other duties to the Company.

ITEM 2. PROPERTIES

The Company's Israel subsidiary leases on a monthly basis office space in Jerusalem Israel. The Company has reduced the amount of space leased in Jerusalem pending receipt of additional financing. The Company believes its existing facility is adequate for its current needs and that suitable additional or substitute space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on OTCBB under the symbol "ABTG". The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on OTCBB.

                                                             HIGH       LOW
                                                             ----       ---
By Quarter End

1998
First Quarter (beginning February 13, 1998)                  10.75      3.25
Second Quarter.......................................         9.5       4
Third Quarter........................................        10.5       4
Fourth Quarter.......................................         8         3.5

1999
First Quarter .......................................         8.5       2.625

As of April 12, 1999, the last reported sale price of the Company's Common Stock was $2 1/4 per share, and there were approximately 350 holders of record of the Common Stock.

The Company has not declared or paid dividends on its Common Stock since its formation, and the Company does not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

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

The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

            Underwriting discounts and commissions:         $ 420,000
            Finder's fees:                                          0
            Expenses paid to or for the underwriters:         126,000
            Other expenses:                                   220,973
                        Total expenses:                     $ 766,973

All such expenses were paid directly or indirectly to others.

The net offering proceeds to the Company after deducting the above expenses were $3,433,027.

As of December 31, 1998, the amount of net offering proceeds to the Company has been used for the following purposes:

Marketing                                                    $123,544
Additional Facilities                                               0
Research and Product Development                              606,450
Repayment of indebtedness                                   1,828,261
Capital Equipment                                              29,772
Working Capital and General Corporate                         495,000
Convertible Note Receivable from Ordacard                     350,000
      Total                                                $3,433,027

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

ITEM 6. PLAN OF OPERATIONS

The Company was organized in June 1996 and is a development stage company. In August 1996, Ambient Corporation purchased substantially all of the assets, properties, business and goodwill and assumed the liabilities of Gen Technologies, Inc., a Delaware company organized in September 1995 ("GTI"), including the capital stock of GTI's subsidiary, GenTec, Ltd., a corporation organized under the laws of the State of Israel in November 1995. In November 1996, the Company changed the name of its subsidiary from GenTec, Ltd. to Ambient, Ltd. ("Ambient Israel"). The Company owns 95% of Ambient Israel's outstanding capital stock. Since inception , the Company's activities have been principally limited to organizational and initial capitalization activities, designing and developing smart card technology and recruitment of executive personnel. As a development stage company, the Company has a limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996, 1997, and 1998, the Company has incurred net losses aggregating $4,947,124, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO of approximately $3,433,027. The Company is dependent upon obtaining additional financing to implement its anticipated business plans.

As of December 31, 1998, the Company has expended $1,381,550 on its research and development activities (including $326,428 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more additional patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available, or if available, that it can be obtained on terms favorable to the Company, or that such financing will not be dilutive to stockholders. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the third quarter of 1999. Product introduction will depend on several factors, including the availability of funding, research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1999.

The Company's marketing activity to date has consisted primarily of formulating a marketing strategy. The Company's strategy focuses initially on approaching and establishing relationships with large and mid-sized system integrators already operating in the smart card market, as well as those integrators involved in ancillary markets such as health care, access control, and transport ticketing. The Company also intends to target potential volume customers. In an effort to promote recognition of the Ambient name within the industry, the Company plans to exhibit its technology at selected industry trade shows, and design and distribute marketing materials. The Company also plans to implement and publicize pilot projects to demonstrate the benefits of using the Company's technology.

Depending on several factors, including the success of the Company's marketing efforts, market acceptance of the Ambient technology, competition and the Company's progress in its research and development efforts and developing relationships with systems integrators, the Company believes it will begin to generate sales and revenues during the fourth quarter of 1999. There can be no assurances, however, that the Company will generate significant revenues by this date, or at all.

The Company currently has 9 full-time employees and several part time employees. However, the Company has given termination notice to four employees until additional funds are raised.The Company's product development is carried out at Ambient Israel's facilities in Israel

Since inception, the Company has relied on certain debt financings, government funding from the OCS, bank financing, loans from third parties, stockholder loans, private placements and the IPO for its capital requirements. The Company used $1,828,261 of the net proceeds from the IPO to satisfy the principal and accrued interest due on certain third party loans (excluding the stockholder loans), debt financing and private placements.

On March 25, 1998 the Israeli Investment Center granted "Approved Enterprise" status to Ambient Israel, pursuant to The Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") with respect to its planned investment in certain fixed assets for establishing a smart card production facility. The Investment Law provides that certain capital investments may, upon application to the Israeli Investment Center, be designated as an "Approved Enterprise". Ambient Israel participates under the "Alternative Benefits Program" under the Investment Law. Accordingly, taxable profits attributable to the approved enterprise will be exempt from tax for a period of 10 years, commencing in the first year in which the Approved Enterprise first generates taxable income. However, such benefits period will terminate upon the earlier of
(i)y12 years from the commencement of production or (ii)y14yyears from the date of approval of the Approved Enterprise. Under the Alternative Benefits Program, dividend distributions from Ambient Israel during the benefits period will be subject to reduced withholding tax of 15%, but will render Ambient Israel liable for corporate tax (generally 25%, subject to reduction depending upon the percentage of foreign investment in Ambient Israel) on the amount distributed and the corporate tax thereon.

The benefits available as an Approved Enterprise are conditioned upon the fulfillment of certain conditions stipulated in the Investment Law, and the regulations thereunder, and the criteria set forth in the certificate of approval. In the event any of these conditions are not fulfilled, in whole or in part, the benefits could be canceled and the Company could be required to refund the amount of the canceled benefits, plus interest and inflation adjustments. There can be no assurances that the Company will be able to continue to comply with such requirements in the future. As of December 31, 1998 the Company has not realized any benefit as an Approved Enterprise due to the net loss.

Certain statements made in this Annual Report on Form 10 KSB including statements contained in the preceding Plan of Operation are "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations and projections of revenues, earnings and capital expenditures. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans, objectives and expectations are based, in part, on assumptions involving the growth of the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved.

Ambient plans to diversify through a new subsidiary established to develop internet service over power lines utilizing Ambient's contactless connector technology. The new product will be electronic equipment utilizing patented technologies for transmitting data over power lines. This equipment will offer consumers an alternative Internet connection with the advantages of quicker data rates at lower costs. The Company will provide the devices for the electric utility company to cost-effectively upgrade their existing equipment and will provide the special modem for the connection to the customer's home.

Year 2000 Issues

Certain organizations anticipate that they will experience organizational difficulties at the beginning of the year 2000 as a result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's plan for the Year 2000 calls for compliance verification with vendors, testing software in the Company's products for Year 2000 problems and communication with significant suppliers to ascertain their readiness for the Year 2000 problem.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, which are included in this report on pages F-1 through F-14, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the directors, executive officers and key employees of the Company are as follows:

Name                        Age            Position
---                         ---            --------
Jacob Davidson               29            Chairman of the Board, President, and
                                             Chief Executive Officer
Dr. Yehuda Cern              55            Chief Technical Officer
Aryeh Weinberg               41            Chief Financial Officer
Elie Wurtman                 29            Director and Secretary
Dr. George Kaplun            57            Senior Electrical Engineer

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. During the year ended December 31, 1998, the Company's executive officers and directors and beneficial owners of more than 10% of the Company's Common Stock filed timely reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the Company's fiscal years ended December 31, 1997 and 1998 by the Company's Chief Executive Officer. No other executive officers received compensation in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
       Name and          Year (b)              Annual Compensation                              Long-Term Compensation
Principal Position (1)            -------------------------------------------------------------------------------------------------
          (a)                                                                         Awards                       Pay-outs
                                    Salary        Bonus         Other      --------------------------------------------------------
                                     ($)           ($)         Annual       Restricted      Securities        LTIP        All Other
                                     (c)           (d)         Compen-         Stock        Underlying    Pay-outs ($)     Compen-
                                                               sation        Award(s)      Options/SARs        (h)         sation
                                                                 ($)            ($)            (#)                           ($)
                                                                 (e)            (f)            (g)                           (i)
-----------------------------------------------------------------------------------------------------------------------------------
Jacob Davidson             1997   $  61,085(2)     --            (1)              --           --              --            --
Chairman of the Board,  -----------------------------------------------------------------------------------------------------------
President and Chief        1998   $  83,244        --            (1)              --           --              --            --
Executive Officer
-----------------------------------------------------------------------------------------------------------------------------------
Yehuda Cern                1997   $  29,537        --            (1)       $ 336,668(3)        --              --            --
                        -----------------------------------------------------------------------------------------------------------
Chief Technical Officer    1998   $ 120,017        --            (1)                           --              --            --
-----------------------------------------------------------------------------------------------------------------------------------

(1) The above compensation figures do not include the cost to the Company of the use of an automobile leased by the Company, the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business.

(2) Consists of (i) $50,000 paid to Mr. Davidson pursuant to a consulting agreement with Ambient; and (ii) $11,085 in salary payments from Ambient Israel as converted from NIS into United States dollars based on the estimated average rate of exchange in effect during the period in 1997 that such salary was earned. See "Employment Agreement" for a description of the compensation arrangement between the Company and Mr. Davidson. See "Certain Relationships and Related Transactions."

(3) Consists of 84,167 restricted shares of stock paid to Yehuda Cern pursuant to his employment agreement. The shares vested in August 1998.

In February 1998 the Company's shareholders approved a stock option plan for the issuance of stock options to employees and consultants of the Company. Pursuant to the plan, 250,000 common shares were reserved for issuance.

The Company did not grant any options or warrants during 1997 or 1998 to any of its executive officers. The Company does not have any long-term incentive plans for compensating its executive officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998 and as adjusted to reflect the sale of 525,000 shares of Common Stock sold by the Company in February in the Company's initial public offering, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group:

                                         Amount and
                                          Nature of
Name and Address                          Beneficial   Percentage of Outstanding
of Beneficial Owner(1)                   Ownership(2)        Shares Owned(3)
----------------------                   ------------        ---------------
Jacob Davidson .................            218,049               7.1%

Elie Wurtman ...................                  0                 0%

Directors and executive officers
as a group (5 persons) .........             349149              11.4%

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

(3)   Based on 3,074,333 shares.

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

As of December 31, 1998, Mr. Davidson loaned the Company $53,367, bearing 10% interest. The Company used $30,000 from such loans for general working capital purposes. The remaining $23,367 was loaned in the form of unpaid accrued salaries.

In May 1998, Ambient Israel moved its offices to new facilities within the Jerusalem Technology Park, which it shares with Delta Three Inc. ("Delta Three"), an affiliate of the Company. Ambient Israel's portion of the new facilities. As of January 1, 1998, Ambient Israel and Delta Three entered into a cooperation agreement (the "Cooperation Agreement") pursuant to which the entities have agreed to share the expenses of resources, rent and shared employees based on their proportionate uses of the shared facilities. Under the Cooperation Agreement, the new office space is leased by Delta Three, which in turn is subleasing a portion of such space to Ambient Israel on a monthly basis. The Company believes that these facilities are sufficient to meet the Company's needs in Israel for the foreseeable future. The Company believes that the terms of the Cooperation Agreement are no less favorable to the Company than the Company could obtain from non-affiliated third parties.

All future transactions between the Company and its affiliates will be on terms no less favorable to the Company than the Company could obtain from non-affiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      Number              Description

       27.1         Financial Data Schedule

      (b) Reports on Form 8-K

      None

SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: April 15, 1999

      Ambient Corporation

      (Registrant)


      /s/ Jacob Davidson
      -----------------------------------------------
      President, Chairman and Chief Executive Officer


      /s/ Aryeh Weinberg
      -----------------------------------------------
      Chief Financial Officer

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------

REPORT OF INDEPENDENT AUDITORS                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statement of Changes in Shareholders Equity                              F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                      F-6 - F-14

                         REPORT OF INDEPENDENT AUDITORS
                             TO THE SHAREHOLDERS OF
                               AMBIENT CORPORATION

We have audited the accompanying consolidated balance sheet of Ambient Corporation (a development stage company) and subsidiary (collectively, "the Company") as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1997 were audited by other auditors whose report, dated May 19, 1998, included an explanatory paragraph that described an uncertainty about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambient Corporation and subsidiary as of December 31, 1998, and the results of their operations, changes in shareholders' deficiency and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss in 1998 of approximately $2.8 million (and approximately $4.9 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of $0.8 million and a shareholders' deficiency of $0.2 million as of December 31, 1998. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization. During the second half of 1998 and the beginning of 1999, the Company attempted to raise equity financing, either through a private placement or public offering of shares, without success. The Company continues to seek out potential sources of equity capital, but there can be no assurance that it will be able to do so in the foreseeable future. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Brightman Bar-Levav Friedman & Co. (a member of Deloitte Touche Tohmatsu )

Certified Public Accountants

Tel Aviv, Israel
April 15, 1999

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                     As of December 31,
                                                                                     ------------------
                                                                           Note      1998          1997
                                                                           ----      ----          ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          16,138            --
   Restricted cash                                                           3       131,259        30,000
   Receivables and prepaid expenses                                         11A      334,983        39,922
                                                                                  ----------    ----------
       Total current assets                                                          482,380        69,922
                                                                                  ----------    ----------
LOAN RECEIVABLE                                                              4       350,000            --
                                                                                  ----------    ----------
PROPERTY AND EQUIPMENT                                                       5
   Cost                                                                              328,320       248,421
   Less - accumulated depreciation                                                    92,057        51,478
                                                                                  ----------    ----------
       Property and equipment, net                                                   236,263       196,943
                                                                                  ----------    ----------
DEBT ISSUANCE COSTS, NET                                                     6            --       231,936
                                                                                  ----------    ----------
DEPOSITS FOR SEVERANCE PAY                                                  10         6,587         7,725
                                                                                  ----------    ----------
       Total assets                                                                1,075,230       506,526
                                                                                  ==========    ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Short-term credit                                                        7A       144,006     1,602,265
   Accounts payable                                                                  337,105       246,762
   Notes payable                                                             8       585,900            --
   Other current liabilities                                                 9       175,264       239,955
                                                                                  ----------    ----------
       Total current liabilities                                                   1,242,275     2,088,982
                                                                                  ----------    ----------
LONG-TERM LIABILITIES
   Long-term bank credit                                                    7B        37,886        24,740
   Liability for severance pay                                              10        37,613        27,725
                                                                                  ----------    ----------
       Total long-term liabilities                                                    75,499        52,465
                                                                                  ----------    ----------
       Total liabilities                                                           1,317,774     2,141,447
                                                                                  ----------    ----------
CONTINGENT LIABILITIES AND COMMITMENTS                                      11

SHAREHOLDERS' DEFICIENCY                                                    12

   Common stock $0.001 par value; authorized - 20,000,000 shares; issued
      and outstanding - 3,074,333 and 2,419,333 shares, respectively                   3,074         2,419
   Additional paid-in capital                                                      4,941,189       730,582
   Unearned compensation                                                            (239,683)     (241,112)
   Deficit accumulated during the development stage                               (4,947,124)   (2,126,810)
                                                                                  ----------    ----------
       Total shareholders' deficiency                                               (242,544)   (1,634,921)
                                                                                  ----------    ----------
       Total liabilities and shareholders' deficiency                              1,075,230       506,526
                                                                                  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in U.S. dollars)

                                                                                             Cumulative from
                                                                       Year ended             inception to
                                                                       December 31,            December 31,
                                                                 ------------------------    ---------------
                                                          Note      1998          1997             1998
                                                          ----      ----          ----             ----
Research and development expenses                                   726,479       410,605        1,381,550
Less - participation by the Office of the
    Chief Scientist of the State of Israel                 11A      230,452            --          326,428
                                                                 ----------    ----------       ----------
                                                                    496,027       410,605        1,055,122

Operating, general and administrative expenses              14    1,904,273       612,383        2,951,391
                                                                 ----------    ----------       ----------

       Operating loss                                            (2,400,300)   (1,022,988)      (4,006,513)

Financing expenses, net                                             416,427       409,827          937,024
Other expenses, net                                                   3,587            --            3,587
                                                                 ----------    ----------       ----------

       Net loss                                                  (2,820,314)   (1,432,815)      (4,974,124)
                                                                 ==========    ==========       ==========
Basic and diluted loss per share                                      (0.95)        (0.61)
                                                                 ==========    ==========

Weighted average number of shares outstanding                     2,979,541     2,367,694
                                                                 ==========    ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in U.S. dollars)

                                                                                              Deficit
                                                                                            accumulated
                                                                  Additional                 during the
                                         Number of     Share       paid-in      Unearned    development
                                          shares      capital      capital    compensation      stage         Total
                                          ------      -------      -------    ------------      -----         -----
Issuance of common stock in July
   1996 to founders for nominal
   consideration                         2,028,833        2,029           --           --            --         2,029
Issuance of common stock in
   September 1996 to employees for
   services                                  5,000            5           --           --            --             5
Issuance of common stock in October
   1996 to employees for services          195,333          195           --           --            --           195
Net loss                                        --           --           --           --      (693,995)     (693,995)
                                        ----------   ----------   ----------   ----------    ----------    ----------

   Balance - December 31, 1996           2,229,166        2,229           --           --      (693,995)     (691,766)

Issuance of common stock in March
   1997 to employees for services           20,000           20       50,000      (50,000)           --            20
Issuance of common stock in August
   1997 to employees for services           84,167           84      336,668     (336,668)           --            84
Issuance of common stock in
   September 1997 in connection with
   private placement of notes               60,000           60      239,940           --            --       240,000
Issuance of common stock in
   September 1997 to advisor for
   services                                  6,000            6       23,994           --            --        24,000
Issuance of common stock in October
   1997 in connection with private
   placement of notes                       20,000           20       79,980           --            --        80,000
Amortization of unearned compensation           --           --           --      145,556            --       145,556
Net loss                                        --           --           --           --    (1,432,815)   (1,432,815)
                                        ----------   ----------   ----------   ----------    ----------    ----------

   Balance - December 31, 1997           2,419,333        2,419      730,582     (241,112)   (2,126,810)   (1,634,921)
Stock issued pursuant to consulting
   agreement                                75,000           75      654,925     (655,000)           --            --
Initial public offering in February
   1998                                    525,000          525    3,432,502           --            --     3,433,027
Stock issued in connection with
   short-term debt financing                20,000           20       99,980           --            --       100,000
Additional stock pursuant to
   founders agreement for nominal
   consideration                            35,000           35           --           --            --            35
Warrants issued pursuant to private
   placement of units                           --           --       21,600           --            --        21,600
Options granted pursuant to
   consulting agreement                         --           --        1,600       (1,600)           --            --
Amortization of unearned compensation           --           --           --      658,029            --       658,029
Net loss                                        --           --           --           --    (2,820,314)   (2,820,314)
                                        ----------   ----------   ----------   ----------    ----------    ----------
   Balance - December 31, 1998           3,074,333        3,074    4,941,189     (239,683)   (4,947,124)     (242,544)
                                        ==========   ==========   ==========   ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                                Cumulative from
                                                                           Year ended            inception to
CASH FLOWS - OPERATING ACTIVITIES                                         December 31,            December 31,
                                                                  --------------------------    ---------------

                                                                      1998            1997            1998
                                                                  ----------      ----------      ----------
Net loss                                                          (2,820,314)     (1,432,815)     (4,947,124)
Adjustments to reconcile net loss to net cash used in operating activities -
Items not involving cash flows:
  Depreciation and amortization                                      950,009         518,439       1,487,614
  Financing expenses paid via the issuance of common stock           100,000              --         100,000
  Increase in net liability for severance pay                         11,026          15,594          31,026
  Accrued interest on loans and notes payable                             --         158,575         210,016
  Write-down of loan receivable                                      485,000              --         485,000
  Write off of leasehold improvements                                 20,453              --          20,453
Changes in operating assets and liabilities:
  Decrease (increase) in receivables and prepaid expenses           (295,061)         23,072        (308,221)
  Increase (decrease) in accounts payable                             90,343          (2,809)        107,858
  Increase (decrease) in other current liabilities                   (64,691)         (7,954)        (13,291)
                                                                  ----------      ----------      ----------
    Net cash used in operating activities                         (1,523,235)       (727,898)     (2,826,669)
                                                                  ----------      ----------      ----------
CASH FLOWS - INVESTING ACTIVITIES
Loan provided to another company                                    (835,000)             --        (835,000)
Additions to property and equipment                                 (112,317)        (53,810)       (359,717)
Increase in restricted cash                                         (101,259)             --        (131,259)
                                                                  ----------      ----------      ----------
    Net cash used in investing activities                         (1,048,576)        (53,810)     (1,325,976)
                                                                  ----------      ----------      ----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuance of share capital                                   35           2,229           2,264
Proceeds from issuance of notes payable                              600,000         400,000       1,000,000
Repayment of notes payable                                          (400,000)             --        (400,000)
Proceeds of loans from shareholders, net                                  --          35,000         919,600
Repayment of loans from shareholders                                (968,000)             --        (968,000)
Proceeds (repayment) of loan from related party                      (13,947)         13,947              --
Proceeds (repayment) of long-term loan                              (120,000)        120,000              --
Proceeds from long-term bank credit                                   58,859          18,262          95,969
Repayment of long-term bank credit                                   (37,110)             --         (37,110)
Increase in bank overdraft                                            11,047          87,948          98,995
Public offering of common stock                                    3,433,027              --       3,433,027
Proceeds from short-term bank loan                                    24,038              --          24,038
                                                                  ----------      ----------      ----------
    Net cash provided by financing activities                      2,587,949         677,386       4,168,783
                                                                  ----------      ----------      ----------
    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                               16,138        (104,322)         16,138
CASH AND CASH EQUIVALENTS - BEGINNING
    OF PERIOD                                                             --         104,322              --
                                                                  ----------      ----------      ----------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                         16,138              --          16,138
                                                                  ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL

      A.    Description of business

            Ambient Corporation ("Ambient"), a development stage company, was founded in June 1996 to design and develop advanced smart card interface technology. A smart card is a credit card-sized plastic card equipped with an integrated circuit that can store and transfer information in electronic form.

            In August 1996, Ambient purchased substantially all of the assets and assumed substantially all of the liabilities of Gen Technologies, Inc., a smart card research and development company, at their approximate book value, including the capital stock of its subsidiary, GenTec Ltd. (which subsequently changed its name to Ambient Ltd.). The results of operations of Gen Technologies, Inc. prior to the acquisition were not material. Ambient and its subsidiary are collectively referred to herein as "the Company."

            The Company has not generated any revenues since inception.

      B.    Going concern assumption

            The Company incurred a net loss in 1998 of approximately $2.8 million (and approximately $4.9 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.8 million and a shareholders' deficiency of approximately $0.2 million as of December 31, 1998. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization.

            During the second half of 1998 and the beginning of 1999, the Company attempted to raise equity financing, either through a private placement or public offering of shares, without success. In connection therewith, the Company and another company signed a letter of intent relating to a proposed merger. Such merger was not consummated and there currently exists a dispute between the parties (see Note 4).

            Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital; (ii) application for a $400,000 grant from the Office of the Chief Scientist; (iii) expanding sales efforts by entering into new agreements with distributors in a number of countries; (iv) negotiating with a number of companies to install pilot projects; and (v) diversification through establishment of a new subsidiary in the field of internet technology. In management's estimation, the above measures, if substantially realized, should enable the Company to continue operating through at least December 31, 1999, although there can be no assurance of this.

            In order to reduce its fixed costs until the above measures are partially or fully realized, in March 1999, the Company terminated the employment of approximately one-half of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries to its remaining employees for the month of March 1999.

            The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL (cont.)

      C.    Use of estimates in preparation of financial statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      D.    Nature of industry

            The industry in which the Company conducts business is characterized by rapid changes. Software and software-related products quickly become out of date because of technological and other advances. Accordingly, the industry is typified by the constant need to develop and introduce new and enhanced products, which may result in substantial costs without any guarantee that such new products or enhancements will produce significant revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, on a basis consistent with prior periods, are as follows:

      A.    Cash and cash equivalents

            Cash and cash equivalents consist of cash and demand deposits in banks and other financial institutions, and other short-term, highly liquid investments (primarily interest-bearing time deposits) with maturity dates not exceeding three months from the date of deposit.

      B.    Functional currency and foreign currency translation

            The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar"). Therefore, the Company uses the dollar as its functional and reporting currency. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, and may not necessarily be exchangeable for dollars.

            Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States ("FASB"). Transaction gains and losses are reflected in net financing expenses.

      C.    Consolidation

            The consolidated financial statements include those of Ambient and its 95%-owned subsidiary. Material intercompany transactions and balances have been eliminated in consolidation. The Company has recorded 100% of the subsidiary's losses since acquisition and, accordingly, no minority interest has been recorded in the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

      D.    Property and equipment

            Property and equipment are presented at cost, less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, as follows:

                                                                  Years
                                                                  -----
            Computers                                             4 (primarily)
            Motor vehicles                                        7
            Machinery and equipment                               7
            Furniture and office equipment                       14 (primarily)

            Management reviews property and equipment and other long-lived assets on a periodic basis to determine whether events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

      E.    Research and development

            Research and development costs, net of participation by the Government of Israel through the Ministry of Industry and Trade's Office of the Chief Scientist ( "Office of the Chief Scientist"), are charged to operations as incurred.

      F.    Stock-based compensation

            The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to this accounting standard, the Company records compensation for stock and stock options granted to employees at the date of grant based on the difference, if any, between the cost to the employee of the stock or options (including exercise price) and the market value of the Company's stock at that date. Deferred compensation is amortized to compensation expense over the vesting period of the stock or options. Grants to non-employees are accounted for at fair value as of the date of grant in accordance with Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") of the Financial Accounting Standards Board. The pro forma effect of the application of SFAS 123 with respect to grants to employees was not material for the periods presented.

      G.    Loss per share

            Loss per share is presented in accordance with SFAS 128, "Earnings per Share." Pursuant to this standard, basic earnings (loss) per share exclude the dilutive effects of convertible securities and are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilutive effect of all convertible securities and are presented in the financial statements with the same prominence as basic earnings per share. Diluted loss per share information has not been separately presented herein since the Company has recorded a net loss for all periods presented and, accordingly, the effects of potentially dilutive securities are antidilutive. Retroactive recognition has been given in the calculation of basic loss per share to shares issued for nominal consideration prior to the Company's initial public offering.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

      H.    Fair value of financial instruments

            The Company's financial instruments are principally non-derivative assets and non-derivative liabilities, such as cash and cash equivalents, deposits in banks, receivables, loan receivable, short-term and long-term credit, accounts payable and other current liabilities. Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in these financial statements.

      I.    Statement of comprehensive income

            Effective January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of this standard had no impact on the Company's results of operations, financial position or cash flows.

      J.    Segment reporting

            Effective January 1, 1998, the Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way business enterprises report information about operating segments. Due to the fact that the Company is still in the development stage, FAS 131 did not have a material effect on the Company's financial statements.

      K.    Post-retirement benefits

            Effective January 1, 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132 revises employers' disclosure requirements about pension and other postretirement benefit plans, but does not change the measurement and recognition of such plans. Due to the nature of the Company's employee termination benefits (see Note 10), the adoption of this standard had no material effect on the Company's financial statements.

NOTE 3 - RESTRICTED CASH

      In connection with a line of credit and short-term loan from a bank (see
      Note 7), the Company is required to maintain a compensating balance which is restricted for a period of up to one year. The restricted balance amounted to $131,259 as of December 31, 1998.

NOTE 4 - LOAN RECEIVABLE

      On May 20, 1998, a letter of intent was signed between the Company and Ordacard Hi-Tech Industries (1995) Ltd. ("Ordacard"), an Israeli manufacturer of plastic ID and bank cards, relating to a proposed merger with Ordacard, which was to be consummated by December 31, 1998.

      Pursuant to the letter of intent, the Company was to provide $1,000,000 of loans to Ordacard - $350,000 upon execution of the letter of intent and $650,000 by July 1, 1998. The loans were to be evidenced by two convertible promissory notes, secured by Ordacard's assets and subordinated to Ordacard's secured bank loans in existence as of the date of payment. The notes were to bear interest at an annual rate of 6%. In addition, the Company was to carry out a private or public offering of equity securities with minimum net proceeds (after commissions and expenses) of $7.5 million by December 31, 1998. If the merger and the equity financing were not consummated by December 31, 1998, then on such date Ambient had the option to demand full payment of the aggregate outstanding principal and accrued interest on the notes through the date of payment, or convert, at its sole option, the aggregate outstanding principal and interest into 50,000 shares of Ordacard.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 4 - LOAN RECEIVABLE (cont.)

      The Company provided the $350,000 loan upon execution of the letter of intent and provided additional cash advances during the third quarter of 1998 in the total amount of $485,000, such that the amounts provided to Ordacard by the Company aggregated $835,000. In September 1998, an amendment to the letter of intent was proposed, as follows:

      (i) The $835,000 loan balance was to be converted into Ordacard equity pursuant to an agreed-upon value.

      (ii) The Company committed to make additional advances to Ordacard of up to $1,500,000 in various installments specified in the revised letter of intent, subject to the signing of a merger agreement between the parties by November 30, 1998.

      (iii) An extension of time was given to Ambient to carry out the $7.5 million net equity financing, until September 30, 1999.

      (iv)  The merger was to be executed by September 30, 1999.

      The amendment to the letter of intent was subject to approval by the respective Boards of Directors of each company.

      The merger was not consummated due to the fact that a number of material conditions to the merger were not fulfilled. In addition, the Company was notified that the Israeli courts were unable to approve a merger between an Israeli corporation and a foreign corporation.

      A dispute currently exists between the Company and Ordacard as to the nature and substance of the $835,000 amounts provided by the Company to Ordacard. The Company maintains, based on the fact that the revised letter of intent was not approved by its Board of Directors, that such amount is a loan; whereas, Ordacard maintains that such amount represents an equity investment in Ordacard's shares.

      The Company intends to vigorously defend its rights under the aforementioned letters of intent to collect the $835,000 amounts advanced. Nevertheless, in light of significant financial difficulties currently existing at Ordacard, the Company has written-down the receivable to its estimated realizable value of $350,000.

NOTE 5 - PROPERTY AND EQUIPMENT

                                           December 31
                                        -----------------
                                          1998      1997
                                        -------   -------
      Computers                         104,437    72,755
      Machinery and equipment            63,164    49,535
      Furniture and office equipment     40,346    38,570
      Leasehold improvements                 --    32,930
      Motor vehicles (*)                120,373    54,631
                                        -------   -------
                                        328,320   248,421
      Less - accumulated depreciation    92,057    51,478
                                        -------   -------
                                        236,263   196,943
                                        =======   =======

      (*) The motor vehicles are pledged as collateral for a long-term bank loan.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 6 - DEBT ISSUANCE COSTS, NET

      Debt issuance costs as of December 31, 1997 were stated net of accumulated amortization of $347,205. During 1998, the related loans and notes were repaid (see Note 7) and, accordingly, the debt issuance costs were written-off to financing expenses.

NOTE 7 - CREDITS

      A.    Short-term credit

                                             Interest rate      December 31
                                              at December ---------------------
                                               31, 1998      1998        1997
                                               --------   ---------   ---------
            Loans from shareholders (1)                          --     968,000
            Notes payable (2)                                    --     400,000
            Loan payable(3)                                      --     120,000
            Current maturities of long-term
                bank credit                     14%-16%      20,973      12,370
            Bank overdraft line of credit          18%       98,995      87,948
            Short-term bank loan                   14%       24,038          --
            Current maturities of loans from
                related parties                                  --      13,947
                                                          ---------   ---------
                                                            144,006   1,602,265
                                                          =========   =========

            (1) Loans from shareholders bore interest at an annual rate of 10% and were scheduled to mature on December 1, 1998. The loans were repaid from the proceeds of the Company's initial public offering. The unamortized balance of deferred financing costs in connection with the loans was written-off upon repayment of the loans.

            (2) The Company issued $400,000 of notes pursuant to a private placement conducted in 1997. In connection with the transaction, the Company issued 80,000 common shares at par value, recorded as deferred financing costs based on the estimated fair value of the shares at the date of issuance. The notes bore interest at an annual rate of 7% and were repaid from the proceeds of the Company's initial public offering. The unamortized balance of deferred financing costs in connection with the notes ($224,936 at December 31, 1997) was written-off upon repayment of the notes.

            (3) The loan was received in June 1997. The loan bore interest at a rate of 8% per annum and was repaid (including accrued interest) from the proceeds of the Company's initial public offering.

      B.    Long-term bank credit

            Consists of vehicle financing loans in the aggregate amount of $58,859, payable in monthly installments through 2002, including interest at various market rates. Current maturities in 1999 amount to $20,973.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 8 - NOTES PAYABLE

            In June 1998, the Company conducted a private placement of units. Each unit consisted of: (i) a promissory note in the principal amount of $50,000 and (ii) warrants to purchase 10,000 shares of the Company's common stock. The Company sold 12 units in the private placement for aggregate consideration of $600,000. The aggregate fair value of the consideration allocated to the warrants was $21,600, which was credited to additional paid-in capital.

            The notes bear interest at an annual rate of 10% and are repayable at the earlier of: (i) 12 months from the date of issuance or (ii) consummation by the Company of any public or private equity or debt financing in excess of $1,500,000 (as well as certain other conditions).

            The purchase price for each share pursuant to the warrants is equal to the lower of: (i) $8.00 and (ii) the offering price of the Company's common stock in a subsequent public offering with aggregate proceeds to the Company of at least $1,500,000. The warrants are exercisable for a period of four years from the date of issuance.

NOTE 9 - OTHER CURRENT LIABILITIES

                                                        As of December 31
                                                        -----------------
                                                       1998          1997
                                                       ----          ----

            Accrued vacation                           27,125        11,546
            Employees and officers                     54,839            --
            Accrued liabilities                        93,300       228,409
                                                     --------      --------
                                                      175,264       239,955
                                                     ========      ========

NOTE 10 - LIABILITY FOR SEVERANCE PAY

            Israeli law and labor agreements determine the obligations of the Company to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli Law, is based upon length of service and the employee's most recent salary. This obligation is partially funded by the purchase from outside insurance companies of managers' insurance policies, which are controlled by the insurance companies and are not under the control and management of the Company.

            Expenses relating to severance pay benefits were $23,564 and $4,435 in 1998 and 1997, respectively.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 - CONTINGENT LIABILITIES AND COMMITMENTS

      A. In connection with its research and development, the Company received participation payments of $95,976 from the Office of the Chief Scientist in 1996. In addition, subsequent to December 31, 1998, the Company received participation payments in respect of 1998 of $230,452, which was included in receivables and prepaid expenses as of December 31, 1998. In return for such participation, the Company is committed to pay royalties at a rate of 3%-5% of sales of the product, up to 100% of the amount of grants received.

      B. The Company is committed to pay royalties to a shareholder of its subsidiary, in connection with technology transferred by him to the Company, at rates of between 15% and 20% of the net proceeds from all sales, less the cost of components, as defined in an agreement with the shareholder.

      C.    Regarding the dispute with Ordacard, see Note 4.

NOTE 12 - SHAREHOLDERS EQUITY (DEFICIENCY)

      A.    General

            As of December 31, 1998 and 1997, Ambient's authorized share capital consisted of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock of $0.001 par value per share. 3,074,333 and 2,419,333 shares of common stock were issued and outstanding as of December 31, 1998 and 1997, respectively. Holders of common stock are entitled to participate equally in the payment of cash dividends and in stock dividend distributions and, in the event of the liquidation of the Company, in the distribution of assets after satisfaction of liabilities to creditors. Each share of common stock is entitled to one vote on all matters to be voted on by shareholders.

      B.    Stock option plan

            In February 1998, the Company's shareholders approved a stock option plan for the issuance of stock options to employees and consultants of the Company. Pursuant to the plan, 250,000 common shares were reserved for issuance. Options under the plan may be either incentive stock options under the Internal Revenue Code or non-qualified options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of grant and are exercisable for a period not exceeding five years from the date of grant. For non-qualified options, the exercise may not be less than 100% of the fair market value of the Company's common stock at the date of grant and are exercisable for a period not exceeding ten years from the date of grant. During 1998, 80,000 options were granted under the plan to a consultant of the Company. The exercise price of the options was $6 and the options are exercisable until August 1, 1999. Compensation expense of $1,600 was recorded in respect of this grant.

      C.    Restricted stock issuances to employees

            During 1997, the Company issued to certain employees 104,167 shares of common stock at par value. The Company recorded deferred compensation of $386,668 in respect of these issuances, based on the fair value of the shares at the date of issuance. The deferred compensation was amortized over the one-year vesting period of the shares.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 13 - INCOME TAXES

      A.    Tax loss carryforwards

            Due to the uncertainty of realizing the benefit of the Company's tax loss carryforwards, a valuation allowance for the entire amount of related deferred tax asset has been recorded.

      B.    Inflation adjustment for tax purposes

            The Company's Israeli subsidiary is subject to the Income Tax Law (Inflationary Adjustments) - 1985, pursuant to which taxable income is measured on the basis of changes in the Israeli Consumer Price Index.

      C.    Approved investment program

            The Company's Israeli subsidiary received "approved enterprise" status for an investment plan of $180,000 under the Israeli Law for the Encouragement of Capital Investments - 1959. The Company has elected to receive benefits through the "alternative benefits" program. The benefits under this program include a tax exemption on income derived from the approved enterprise for a period of six years and a reduced tax rate for a period of up to four years commencing with the date on which taxable income is first earned.

NOTE 14 - OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

            Operating, general and administrative expenses in 1998 include approximately $518,000 of marketing advisory and other consulting fees, which were primarily paid via the issuance of common shares.

NOTE 15 - TRANSACTIONS WITH RELATED PARTIES

                                            Year ended December 31
                                          --------------------------
                                           1998                1997
                                           ----                ----

            Consulting fees                    --            100,000
                                          =======            =======
            Rent                           62,400                 --
                                          =======            =======
            Salary                         83,244             10,000
                                          =======            =======