Form 10QSB
period 1999-03-31
AMBIENT CORP /NY
filed 1999-05-17
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission File Number: 0-23723

                                ----------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      Applicable only to corporate issuers

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      At May 13, 1999, Ambient Corporation had outstanding 3,111,833 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one)

                                                 Yes |X|     No |_|

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)

                                                           March 31, 1999   December 31, 1998
                                                           ----------------------------------
ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                   $     4,099        $    16,138
   Restricted cash                                                 131,259            131,259
   Note receivable                                                 350,000            350,000
   Other receivables and prepaids                                  103,155            334,983
                                                           ----------------------------------
              Total current assets                                 588,514            832,380

 PROPERTY AND EQUIPMENT
   Cost                                                            328,320            328,320
   Less accumulated depreciation                                  (106,426)           (92,057)
                                                           ----------------------------------
                                                                   221,894            236,263

 DEPOSITS FOR SEVERANCE PAY                                          9,187              6,587

                                                           ----------------------------------
            Total assets                                       $   819,595        $ 1,075,230
                                                           ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Short-term credit                                           $    90,816        $   144,006
   Note payable                                                    590,400            585,900
   Accounts payable                                                451,355            337,105
   Other current liabilities                                        59,457            175,264
                                                           ----------------------------------
            Total current liabilities                            1,192,029          1,242,275

 LONG-TERM LIABILITIES
   Accrued severance pay                                            56,783             37,613
   Long-term bank credit                                            34,307             37,886

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $0.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,111,833 and                      3,112              3,074
   3,074,333 shares, respectively
Additional paid in capital                                       5,011,152          4,941,189
Deferred compensation                                             (125,533)          (239,683)
Deficit accumulated during the development stage                (5,352,254)        (4,947,124)
                                                           ----------------------------------
            Total stockholders' equity (deficiency)               (463,523)          (242,544)

                                                           ----------------------------------
            Total liabilities and stockholders' equity         $   819,595        $ 1,075,230
                                                           ==================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 In U.S. dollars
                                   (Unaudited)

                                                   For the period      For the period       Cumulative
                                                        from                from               from
                                                  January 1, 1999     January 1, 1998        Inception
                                                         to                  to                 to
                                                   March 31, 1999      March 31, 1998     March 31, 1999
                                                  -------------------------------------------------------

Research & development expenses                          $   104,235        $   170,721      $ 1,485,785
Less - Chief Scientist of Israel participation                10,387                 --          336,815
                                                  -------------------------------------------------------
                                                              93,848            170,721        1,148,970

Selling, General and administrative expenses                 111,269            336,019        3,062,660
                                                  -------------------------------------------------------
   Operating loss                                           (205,117)          (506,740)      (4,211,630)

Other expenses                                                    --                 --            3,587
Financing expenses, net                                      200,013            242,101        1,137,037

                                                  -------------------------------------------------------
Net loss                                                 $  (405,130)       $  (748,841)     $(5,352,254)
                                                  =======================================================

Basic and fully diluted loss per share                   $     (0.13)       $     (0.28)

                                                  -------------------------------------
Weighted average number of shares outstanding              3,074,333          2,715,166
                                                  =====================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
            CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 In U.S. dollars
                                   (Unaudited)

                                                        Number     Common     Additional     Deferred       Deficit        Total
                                                      of shares     Stock      paid in     compensation   accumulated
                                                                               capital                    during the
                                                                                                          development
                                                                                                             stage
                                                     ------------------------------------------------------------------------------

Stock issued to founders for nominal consideration     2,028,833   $ 2,029    $        --   $       --    $        --   $     2,029

Stock issued to employees for services                   200,333       200             --           --             --           200

Net loss                                                      --        --             --           --       (693,995)     (693,995)
                                                     ------------------------------------------------------------------------------

Balance as of December 31, 1996                        2,229,166     2,229             --           --       (693,995)     (691,766)

Stock issued to employees for services                   104,167       104        386,668     (386,668)            --           104

Stock issued pursuant to private placement                80,000        80        319,920           --             --       320,000

Stock issued to advisor for services                       6,000         6         23,994           --             --        24,000

Amortization of deferred compensation                         --        --             --      145,556             --       145,556

Net loss                                                      --        --             --           --     (1,432,815)   (1,432,815)
                                                     ------------------------------------------------------------------------------

Balance as of December 31, 1997                        2,419,333     2,419        730,582     (241,112)    (2,126,810)   (1,634,921)

Stock issued pursuant to consulting agreement             75,000        75        654,925     (655,000)            --            --

Public offering February 1998                            525,000       525      3,432,502           --             --     3,433,027

Stock issued pursuant to debt financing agreement         20,000        20         99,980           --             --       100,000

Additional stock pursuant to founders agreement           35,000        35             --           --             --            35

Warrants issued pursuant to private placement                 --        --         21,600           --             --        21,600

Options granted pursuant to consulting agreement              --        --          1,600       (1,600)            --            --

Amortization of deferred compensation                         --        --             --      658,029             --       658,029

Net loss                                                      --        --             --           --     (2,820,314)   (2,820,314)
                                                     ------------------------------------------------------------------------------

Balance as of December 31, 1998                        3,074,333     3,074      4,941,189     (239,683)    (4,947,124)     (242,544)

Stock issued pursuant to consulting agreement             37,500        38         69,963           --             --        70,000

Amortization of deferred compensation                         --        --             --      114,150             --       114,150

Net loss                                                      --        --             --           --       (405,130)     (405,130)

                                                     ------------------------------------------------------------------------------
Balance as of March 31, 1999                         $ 3,111,833   $ 3,112    $ 5,011,152   $ (125,533)   $(5,352,254)  $  (463,524)
                                                     ==============================================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)

                                                                           For the period      For the period        Cumulative
                                                                                from                from                from
                                                                          January 1, 1999     January 1, 1998        Inception
                                                                                 to                  to                  to
                                                                           March 31, 1999      March 31, 1998      March 31, 1999
                                                                          -------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                  $  (405,130)        $  (748,841)         (5,352,254)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
    Depreciation and amortization                                               133,019             309,425           1,620,633
    Financing and consulting expenses paid via issuance of common stock          70,001                  --             170,001
    Increase in net liability for severance pay                                  16,570               3,130              47,596
    Write-down of loan receivable                                                    --                  --             485,000
    Write off of leasehold improvements                                              --                  --              20,453
    Accrued interest on long-term loan and notes payable                             --                  --             210,016
Changes in operating assets and liabilities
      Other receivables and prepaid expenses                                    231,828            (314,214)            (76,393)
      Accounts payable                                                          114,250            (135,807)            222,108
      Other current liabilities                                                (115,807)           (158,750)           (129,098)
                                                                          -------------------------------------------------------

          Net cash used in operating activities                                  44,731          (1,045,057)         (2,781,938)

Cash flows from investing activities
   Restricted cash                                                                   --            (100,000)           (131,259)
   Note receivable                                                                   --                  --            (835,000)
   Purchase of equipment                                                             --             (60,841)           (359,717)
                                                                          -------------------------------------------------------

           Net cash used in investing activities                                     --            (160,841)         (1,325,976)

Cash flows from financing activities
   Issuance of share capital                                                         --                                   2,264
   Issuance of long-term notes                                                       --                               1,000,000
   Receipt of loans from shareholders, net                                           --                                 919,600
   Increase in bank overdraft                                                        --                                  98,995
   Receipt of loans from bank                                                        --              33,400             120,007
   Decrease in short-term credits                                               (53,190)                                (53,190)
   Repayments of long-term loans                                                 (3,579)         (1,525,977)         (1,408,689)
   Public offering of common stock                                                   --           3,697,429           3,433,027
                                                                          -------------------------------------------------------

           Net cash provided by financing activities                            (56,769)          2,204,852           4,112,014

Net increase (decrease) in cash                                                 (12,038)            998,954               4,100

Cash, beginning of period                                                        16,138                  --                  --

                                                                          -------------------------------------------------------
Cash, end of period                                                         $     4,100         $   998,954         $     4,100
                                                                          =======================================================

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - GENERAL

            The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2 - GOING CONCERN

            The Company incurred a net loss in 1996, 1997 and 1998 and during the three months ended March 31, 1999 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing from its shareholders and outside sources for product development and commercialization. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

            In order to reduce its fixed costs until the above measures are partially or fully realized, in March 1999, the Company terminated the employment of approximately one-half of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries to its remaining employees for the months of March and April 1999.

            The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - CONSULTING AGREEMENTS

            During the period the Company retained the services of a consultant under a one-year consulting agreement. The agreement provides for the issuance of 22,500 shares of Common Stock. The Company recorded charges to prepaid consulting of $70,000 as a result of this issuance and is amortizing this amount over the term of the agreement.

Note 4 - RESTRICTED CASH

            The Company has short-term lines of credit from banks in Israel for which the Company agreed to maintain compensating balances of $130,000, which are restricted for a period of up to one year.

Note 5 - NOTE RECEIVABLE

      The Company loaned money to Ordacard Hi-tec Industries, Ltd. as part of an anticipated merger. The merger was not consummated due to the fact that a number of material conditions to the merger were not fulfilled. In addition, the Company was notified that the Israeli courts were unable to approve a merger between an Israeli corporation and a foreign corporation.

      A dispute currently exists between the Company and Ordacard as to the nature and substance of the $835,000 amounts provided by the Company to Ordacard. The Company maintains, that such amount is a loan; whereas, Ordacard maintains that such amount represents an equity investment in Ordacard's shares.

      The Company intends to vigorously defend its rights to collect the $835,000 amounts advanced. Nevertheless, in light of significant financial difficulties currently existing at Ordacard, the Company has written-down the receivable to its estimated realizable value of $350,000.

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

The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996, 1997, and 1998, and the three months ended March 31, 1999, the Company has incurred net losses aggregating $5,350,000, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The

Company received net proceeds from the IPO of approximately $3,433,027. The Company is dependent upon obtaining additional financing to implement its anticipated business plans.

As of December 31, 1998, the Company has expended $1,485,785 on its research and development activities (including $336,815 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more additional patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available, or if available, that it can be obtained on terms favorable to the Company, or that such financing will not be dilutive to stockholders. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the third quarter of 1999. Product introduction will depend on several factors, including the availability of funding, research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1999.

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

The Company currently has 4 full-time employees and several part time employees. The Company's product development is carried out at Ambient Israel's facilities in Israel

Since inception, the Company has relied on certain debt financings, government funding from the OCS, bank financing, loans from third parties, stockholder loans, private placements and the IPO for its capital requirements. The Company used $1,828,261 of the net proceeds from the IPO to satisfy the principal and accrued interest due on certain third party loans (excluding the stockholder loans), debt financing and private placements.

On March 25, 1998 the Israeli Investment Center granted "Approved Enterprise" status to Ambient Israel, pursuant to The Law for the Encouragement of Capital Investments, 1959 (the "Investment Law") with respect to its planned investment in certain fixed assets for establishing a smart card production facility. The Investment Law provides that certain capital investments may, upon application to the Israeli Investment Center, be designated as an "Approved Enterprise". Ambient Israel participates under the "Alternative Benefits Program" under the Investment Law. Accordingly, taxable profits attributable to the approved enterprise will be exempt from tax for a period of 10 years, commencing in the first year in which the Approved Enterprise first generates taxable income. However, such benefits period will terminate upon the earlier of (i)12 years from the commencement of production or (ii)14 years from the date of approval of the Approved Enterprise. Under the Alternative Benefits Program, dividend distributions from Ambient Israel during the benefits period will be subject to reduced withholding tax of 15%, but will render Ambient Israel liable for corporate tax (generally 25%, subject to reduction depending upon the percentage of foreign investment in Ambient Israel) on the amount distributed and the corporate tax thereon.

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

The planned merger of Ambient and Ordacard Hi-Tec Industries was not consummated due to the fact that a number of material conditions to the merger were not fulfilled

Year 2000 Issues

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

      The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

            Underwriting discounts and commissions:                    $ 420,000

            Finder's fees:                                                     0

            Expenses paid to or for the underwriters:                    126,000

            Other expenses:                                              397,710
                                                                       ---------

                         Total expenses:                               $ 943,710

All such expenses were paid directly or indirectly to others.

The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

As of June 30, 1998, the amount of net offering proceeds to the Company has been used for the following purposes:

Marketing....................................................         $  104,118
Additional Facilities........................................                  0
Research and Product Development.............................            519,201
Repayment of indebtedness....................................          1,828,261
Capital Equipment............................................             11,080
Working Capital and General Corporate........................            396,340

Convertible Note Receivable from Ordacard                                350,000
                                                                      ----------
         Total...............................................         $3,209,000

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

Date: May 15, 1999

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

      27.1  Financial Data Schedule