Form 10QSB
period 1999-06-30
AMBIENT CORP /NY
filed 1999-08-20
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

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

                                                                Yes |X| No |_|

      At August 18, 1999, Ambient Corporation had outstanding 3,126,833 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |X| No |_|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

      Consolidated Balance Sheet at December 31, 1998 and June 30, 1999

      Consolidated Statement of Operations for the Six and Three Months Ended June 30, 1999 and 1998

      Consolidated Statement of Stockholders' Equity (Deficiency) at June 30,
      1999

      Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998

      Notes to Consolidated Statements

Item 2--Plan of Operations

PART II--OTHER INFORMATION

Item 1--  Legal Proceedings

Item 2--  Changes in Securities

Item 3--  Defaults upon Senior Securities

Item 4--  Submission of Matters to a vote of Security Holders

Item 5--   Other Information

Item 6--  Exhibits and Reports on Form 8-K

Signatures

      *The Balance Sheet at December 31, 1998 has been taken from audited financial statements at that date. All other financial statements are unaudited.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)

                                                                      June 30, 1999     December 31, 1998
                                                                      -----------------------------------
ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                           $     7,642          $    16,138
   Restricted cash                                                         131,259              131,259
   Note receivable                                                         350,000              350,000
   Other receivables and prepaids                                          203,305              334,983
                                                                       --------------------------------
              Total current assets                                         692,206              832,380

 PROPERTY AND EQUIPMENT
   Cost                                                                    328,320              328,320
   Less accumulated depreciation                                          (120,795)             (92,057)
                                                                       --------------------------------
                                                                           207,525              236,263

 DEPOSITS FOR SEVERANCE PAY                                                  9,187                6,587

                                                                       --------------------------------
              Total assets                                             $   908,918          $ 1,075,230
                                                                       ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Short-term credit                                                   $   185,543          $   144,006
   Note payable                                                            594,900              585,900
   Accounts payable                                                        488,071              337,105
   Other current liabilities                                                74,182              175,264
                                                                       --------------------------------
               Total current liabilities                                 1,342,697            1,242,275

 LONG-TERM LIABILITIES
   Accrued severance pay                                                    61,343               37,613
   Long-term bank credit                                                    28,386               37,886
                                                                       --------------------------------
               Total long-term liabilities                                  89,729               75,499

 STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $0.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,126,833 and                              3,127                3,074
   3,074,333 shares, respectively
 Additional paid in capital                                              5,171,710            4,941,189
 Deferred compensation                                                     (49,433)            (239,683)
 Deficit accumulated during the development stage                       (5,648,911)          (4,947,124)
                                                                       --------------------------------
               Total stockholders' equity (deficiency)                    (523,507)            (242,544)


                                                                       --------------------------------
                Total liabilities and stockholders' equity             $   908,918          $ 1,075,230
                                                                       ================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                         Inception
                                                        For the three months ended        For the six months ended          to
                                                       June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998   June 30, 1999
                                                       -----------------------------------------------------------------------------
Research & development expenses                        $   123,665     $   236,377     $   227,900     $   463,098      $ 1,609,450
Less - Chief Scientist of Israel participation             138,000              --         148,387              --          474,815
                                                       -----------------------------------------------------------------------------
                                                           (14,335)        236,377          79,513         463,098        1,134,635

Selling, General and administrative expenses               184,475         276,459         295,744         556,478        3,247,135
                                                       -----------------------------------------------------------------------------
     Operating loss                                       (170,140)       (512,836)       (375,257)     (1,019,576)      (4,381,770)

Other expenses                                                  --          21,507              --          21,507            3,587
Financing expenses, net                                    126,517          41,184         326,530         283,285        1,263,554

                                                       -----------------------------------------------------------------------------
Net loss                                               $  (296,657)    $  (575,527)    $  (701,787)    $(1,324,368)     $(5,648,911)
                                                       =============================================================================

Basic and fully diluted loss per share                 $     (0.10)    $     (0.20)    $     (0.23)    $     (0.46)
                                                       ------------------------------------------------------------
Weighted average number of shares outstanding            3,104,333       2,896,833       3,104,333       2,896,833
                                                       ============================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
            CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 In U.S. dollars
                                   (Unaudited)

                                                   Number      Common       Additional     Deferred        Deficit         Total
                                                  of shares     Stock         paid in     compensation   accumulated
                                                                              capital                     during the
                                                                                                         development
                                                                                                            stage
                                                 -----------------------------------------------------------------------------------
Stock issued July 1996 to founders
  for nominal consideration                       2,028,833   $     2,029   $        --   $        --    $        --    $     2,029

Stock issued September & October
  1996 to employees for services                    200,333           200            --            --             --            200

Net loss                                                 --            --            --            --       (693,995)      (693,995)
                                                 -----------------------------------------------------------------------------------

Balance as of December 31, 1996                   2,229,166         2,229            --            --       (693,995)      (691,766)

Stock issued March & August 1997
  to employees for services                         104,167           104       386,668      (386,668)            --            104

Stock issued September & October
  1997 pursuant to private placement                 80,000            80       319,920            --             --        320,000

Stock issued September 1997 to
  advisor for services                                6,000             6        23,994            --             --         24,000

Amortization of deferred compensation                    --            --            --       145,556             --        145,556

Net loss                                                 --            --            --            --     (1,432,815)    (1,432,815)
                                                 -----------------------------------------------------------------------------------

Balance as of December 31, 1997                   2,419,333         2,419       730,582      (241,112)    (2,126,810)    (1,634,921)

Stock issued January & August 1998
  pursuant to consulting agreement                   75,000            75       654,925      (655,000)            --             --

Public offering February 1998                       525,000           525     3,432,502            --             --      3,433,027

Stock issued January 1998 pursuant
  to debt financing agreement                        20,000            20        99,980            --             --        100,000

Additional stock issued January 1998
  pursuant to founders agreement                     35,000            35            --            --             --             35

Warrants issued September 1998 pursuant
  to private placement                                   --            --        21,600            --             --         21,600

Options granted August 1998 pursuant
  to consulting agreement                                --            --         1,600        (1,600)            --             --

Amortization of deferred compensation                    --            --            --       658,029             --        658,029

Net loss                                                 --            --            --            --     (2,820,314)    (2,820,314)
                                                 -----------------------------------------------------------------------------------

Balance as of December 31, 1998                   3,074,333         3,074     4,941,189      (239,683)    (4,947,124)      (242,544)

Stock issued February 1999 pursuant
  to consulting agreement                            37,500            38        69,963            --             --         70,000

Options granted May 1999 pursuant to
  employee stock option plan                             --            --       138,125            --             --        138,125

Warrants issued April 1999 pursuant
  to consulting agreement                                --            --        10,260            --             --         10,260

Stock issued April 1999 pursuant to
  consulting agreement                               15,000            15        12,173            --             --         12,188

Amortization of deferred compensation                    --            --            --       190,250             --        190,250

Net loss                                                 --            --            --            --       (701,787)      (701,787)

                                                 -----------------------------------------------------------------------------------
Balance as of June 30, 1999                       3,126,833   $     3,127   $ 5,171,710   $   (49,433)   $(5,648,911)   $  (523,508)
                                                 ===================================================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                         ( a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           from
                                                                                                          Inception
                                                                   For the six months ended                  to
                                                              June 30, 1999        June 30, 1998        June 30, 1999
                                                              -------------------------------------------------------
Cash flows from operating activities
  Net loss                                                     $  (701,787)         $(1,324,368)          (5,648,911)
  Adjustments to reconcile net loss to
    net cash used in operating activities -
      Depreciation and amortization                                227,988              390,835            1,715,602
      Financing and consulting expenses paid via
        issuance of common stock                                    92,449                   --              192,449
      Options granted pursuant to employee stock
        option plan                                                138,125              138,125
      Increase in net liability for severance pay                   21,130               17,896               52,156
      Write-down of loan receivable                                     --                   --              485,000
      Write off of leasehold improvements                               --               21,507               20,453
      Accrued interest on long-term loan and
        notes payable                                                   --                   --              210,016
  Changes in operating assets and liabilities
      Other receivables and prepaid expenses                       131,678             (214,123)            (176,543)
      Accounts payable                                             150,966              (33,043)             258,824
      Other current liabilities                                   (101,082)            (239,315)            (114,373)
                                                              -------------------------------------------------------

          Net cash used in operating activities                    (40,533)          (1,380,611)          (2,867,202)

Cash flows from investing activities
  Restricted cash                                                       --             (100,000)            (131,259)
  Note receivable                                                       --             (350,000)            (835,000)
  Purchase of equipment                                                 --             (116,034)            (359,717)
                                                              -------------------------------------------------------

           Net cash used in investing activities                        --             (566,034)          (1,325,976)

Cash flows from financing activities
  Issuance of share capital                                             --              200,000                2,264
  Issuance of long-term notes                                           --                                 1,000,000
  Receipt of loans from shareholders, net                               --                                   919,600
  Increase in bank overdraft                                            --                                    98,995
  Receipt of loans from bank                                            --                   --              120,007
  Decrease in short-term credits                                    41,537               33,600               41,537
  Repayments of long-term loans                                     (9,500)          (1,568,356)          (1,414,610)
  Public offering of common stock                                       --            3,433,027            3,433,027
                                                              -------------------------------------------------------

           Net cash provided by financing activities                32,037            2,098,271            4,200,820

Net increase (decrease) in cash                                     (8,496)             151,626                7,642

Cash, beginning of period                                           16,138                   --                   --

                                                              -------------------------------------------------------
Cash, end of period                                            $     7,642          $   151,626          $     7,642
                                                              =======================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - GENERAL

      The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2 - GOING CONCERN

      The Company incurred a net loss in 1996, 1997 and 1998 and during the six months ended June 30, 1999 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing from its shareholders and outside sources for product development and commercialization. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital; (ii) seek further grants from the Office of the Chief Scientist; (iii) expanding sales efforts by entering into new agreements with distributors in a number of countries; (iv) negotiating with a number of companies to install pilot projects; and (v) diversification through establishment of a new subsidiaries in the fields of internet technology and software development. In management's estimation, the above measures, if substantially realized, should enable the Company to continue operating through at least June 30, 2000, although there can be no assurance of this.

      In order to reduce its fixed costs until the above measures are partially or fully realized, in March 1999, the Company terminated the employment of approximately one-half of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries to its remaining employees for the months of April through July 1999. The Company has not recorded any possible interest or penalties relating to the late payment of these salaries.

      The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - CONSULTING AGREEMENTS

      During the period the Company retained the services of legal and financial consultants. The agreements provide for the issuance of 52,500 shares of Common Stock and warrants to purchase 18,000 shares of Common Stock. The Company recorded consulting expense of $22,448 and prepaid consulting of $70,000 as a result of these issuances and is amortizing the prepaid amount over the term of the agreement.

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

Note 5 - STOCK AWARD

      In May 1999 the Company awarded options exercisable into 170,000 shares of Common Stock to the Chief Executive Officer and the Chief Financial Officer under the Ambient Corporation 1998 Stock Option Plan. The options were granted for past services.

Item 2. Plan of Operation

      The following discussion and expositions should be read in conjunction with the Financial Statements and realted Notes contained elsewhere in this Form 10-QSB.

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

      The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996, 1997, and 1998, and the six months ended June 30, 1999, the Company has incurred net losses aggregating $5,648,911, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the planned expansion of its operations, including the implementation of marketing and sales efforts and the commercialization of the Company's technology, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO of approximately $3,433,027. The Company is dependent upon obtaining additional financing to implement its anticipated business plans.

      As of June 30, 1999, the Company has expended $1,609,450 on its research and development activities (including $474,815 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. During the next 12 months, the Company's research and development plans include, although there can be no assurance, filing one or more additional patent applications in the United States and Israel, developing a reader based on certain chip technology, implementing pilot production of smart cards and demonstrating compatibility for the use of Ambient technology in large memory data storage media such as cameras, telephones and computers. The Company may need to raise additional funding to carry out all or a portion of its research and development plans. The Company does not have any commitments for any future financings and there can be no assurance such financing will be available, or if available, that it can be obtained on terms favorable to the Company, or that such financing will not be dilutive to stockholders. The Company anticipates that its first Ambient product will be completed and ready for introduction into the market by the third quarter of 1999. Product introduction will depend on several factors, including the availability of funding, research and development and marketing efforts, and there can be no assurance that the Company will be successful in introducing a product by the end of 1999.

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

Background Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because these systems may have been developed using two digits rather than four to determine the applicable year. For example, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

Our business is dependent on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include, among others: software systems that we use internally in the management of our business; hardware and software products that we have developed; the internal systems of our customers and suppliers; and non-information technology systems and services that we use in the management of our business, such as telephone systems and building systems. Based on an analysis of the systems potentially affected by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly our operations, Year 2000 ready. Beyond awareness or the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and/or hardware; rededication or replacement of Year 2000 non-compliant technology; validation and testing of technologically Year 2000 ready solutions; and implementation of the Year 2000 ready systems. The table below provides the status and timing of these phased activities:

Affected Systems                                           Status-
----------------                                           -------

Products that we                              Assessment completed; conducting
license or sell                               ongoing validation and testing
                                              (see details below)

Hardware and software                         Assessment completed;
systems that we use                           certain components
                                              replaced; conducting
                                              validation and testing

Internal systems of our                       Assessment not yet completed
customers and suppliers

Non-information technology                    No assessment made
systems and certain services
that we use in the management
of our business, internal and
external, such as telephone
systems and building systems

Product Status

Our product is not date or time sensitive. We have tested and verified our product as Year 2000 ready. Year 2000 readiness does not include the performance or functionality of third party products, including hardware or software with which our product interfaces.

Costs to Address Year 2000 Readiness

We have expensed as incurred all costs directly related to Year 2000 readiness, even in cases where non-compliant information technology systems have been replaced. To date, these costs have been insignificant. The replacement cost of non-information technology systems would have been incurred, regardless of the Year 2000 issue. We do not believe that future expenditures to upgrade internal systems and applications will have a material adverse effect on our business, financial condition and results of operations. In addition, while the potential costs of redeployment of personnel and any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

Risks of Year 2000 Issues

We believe that our product is Year 2000 ready; however, success of our Year 2000 readiness efforts may depend on the success of our customers in dealing with their Year 2000 issues. Customer difficulties with Year 2000 issues could interfere with the use of Our product, which might require us to devote additional resources to resolve the underlying problems. If the problem is found to lie in Our product, our business, financial condition and results of operations could be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 ready. The costs of becoming Year 2000 ready for current or potential customers may result in reduced funds available to purchase and implement our products. In addition, we rely on various entities that are common to many businesses, such as public utilities. If these entities were to experience Year 2000 failures, our ability to conduct business would be disrupted. Although we believe that our Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within our control, there can be no assurance that our efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. The novelty and complexity of the issues presented and our dependence on the preparedness of third parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are beyond our control, such as the potential effects of Year 2000 issues on the economy in general and on our business partners and customers in particular.

Contingency Plans

We have conducted an assessment of certain of our Year 2000 exposure areas in order to determine what steps beyond those identified by our internal review were advisable and no additional work was recommended. We do not presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations. Any such occurrence could adversely affect our business.

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

      The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

          Underwriting discounts and commissions:             $ 420,000

          Finder's fees:

          Expenses paid to or for the underwriters:             126,000

          Other expenses:                                       397,710
                                                              ---------

                 Total expenses:                              $ 943,710

All such expenses were paid directly or indirectly to others.

The net offering proceeds to the Company after deducting the above expenses were $3,256,290.

As of June 30, 1998, the amount of net offering proceeds to the Company has been used for the following purposes:

Marketing ...................................................         $  104,118
Additional Facilities
Research and Product Development ............................            519,201
Repayment of indebtedness ...................................          1,828,261
Capital Equipment ...........................................             11,080
Working Capital and General Corporate .......................            396,340

Convertible Note Receivable from Ordacard ...................            350,000
                                                                      ----------

      Total .................................................         $3,209,000

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

Date: August 20, 1999

                                      AMBIENT CORPORATION
                                      (Registrant)

                                      /s/ Aryeh Weinberg
                                      -------------------------------------

                                      Chief Financial Officer