Form 10QSB
period 1999-09-30
AMBIENT CORP /NY
filed 1999-11-15
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999

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

                                                                  Yes |X| No |_|

      At November 4, 1999, Ambient Corporation had outstanding 3,126,833 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |X| No |_|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

      Consolidated Balance Sheet at December 31, 1998 and September 30, 1999

      Consolidated Statement of Operations for the nine and Three Months Ended September 30, 1999 and 1998

      Consolidated Statement of Stockholders' Equity (Deficiency) at September 30, 1999

      Consolidated Statement of Cash Flows for the nine Months Ended September30, 1999 and 1998

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

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 In U.S. dollars
                                   (Unaudited)

                                                               September 30, 1999    December 31, 1998
                                                               =======================================
ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                                       $    12,714           $    16,138
  Restricted cash                                                      83,122               131,259
  Note receivable                                                     350,000               350,000
  Other receivables and prepaids                                       43,129               334,983
                                                               ---------------------------------------
      Total current assets                                            488,965               832,380

  PROPERTY AND EQUIPMENT
  Cost                                                                339,652               328,320
  Less accumulated depreciation                                      (134,954)              (92,057)
                                                               ---------------------------------------
                                                                      204,698               236,263

  DEPOSITS FOR SEVERANCE PAY                                            9,187                 6,587
                                                               ---------------------------------------
      Total assets                                                $   702,850           $ 1,075,230
                                                               =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Short-term credit                                               $   116,846           $   144,006
  Note payable                                                        600,000               585,900
  Accounts payable                                                    442,104               337,105
  Other current liabilities                                            79,071               175,264
                                                               ---------------------------------------
      Total current liabilities                                     1,238,021             1,242,275

  LONG-TERM LIABILITIES
  Accrued severance pay                                                47,264                37,613
  Long-term bank credit                                                10,500                37,886
                                                               ---------------------------------------
      Total long-term liabilities                                      57,765                75,499

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $0.001 par value; authorized 20,000,000
   shares; issued and outstanding 3,126,833 and                         3,127                 3,074
   3,074,333 shares, respectively
Additional paid in capital                                          5,171,710             4,941,189
Deferred compensation                                                      --              (239,683)
Deficit accumulated during the development stage                   (5,767,772)           (4,947,124)
                                                               ---------------------------------------
      Total stockholders' equity (deficiency)                        (592,935)             (242,544)

                                                               ---------------------------------------
      Total liabilities and stockholders' equity                  $   702,850           $ 1,075,230
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

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                           from
                                                                                                                        Inception
                                                    For the three months ended        For the nine months ended             to
                                                  September 30,    September 30,    September 30,    September 30,    September 30,
                                                       1999             1998             1999             1998             1999
                                                  =================================================================================
Research & development expenses                    $    68,141      $   337,409      $   296,041      $   800,507      $ 1,677,591
Less - Chief Scientist of Israel participation          83,380               --          231,767               --          558,195
                                                  ---------------------------------------------------------------------------------
                                                       (15,240)         337,409           64,273          800,507        1,119,395

Selling, General and administrative expenses            77,513          207,831          373,257          764,309        3,324,648
                                                  ---------------------------------------------------------------------------------
     Operating loss                                    (62,273)        (545,240)        (437,530)      (1,564,816)      (4,444,043)

Other expenses                                              --               --               --           21,389            3,587
Financing expenses, net                                 56,588          120,696          383,118          403,981        1,320,142
                                                  ---------------------------------------------------------------------------------
Net loss                                           $  (118,861)     $  (665,936)     $  (820,648)     $(1,990,186)     $(5,767,772)
                                                  =================================================================================

Basic and fully diluted loss per share             $     (0.04)     $     (0.22)     $     (0.26)     $     (0.66)

                                                  ------------------------------------------------------------------
Weighted average number of shares outstanding        3,117,666        2,997,666        3,117,666        2,997,666
                                                  ==================================================================

                See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
            CONSOLIDATED STATEMENT STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 In U.S. dollars
                                   (Unaudited)

                                            Number     Common    Additional    Deferred        Deficit          Total
                                          of shares     Stock      paid in   compensation    accumulated
                                                                   capital                    during the
                                                                                             development
                                                                                                stage
                                          ===============================================================================
Stock issued July 1996 to founders for
nominal consideration                     2,028,833    $2,029    $       --    $      --     $        --     $     2,029

Stock issued September & October 1996
to employees for services                   200,333       200            --           --              --             200

Net loss                                         --        --            --           --        (693,995)       (693,995)
                                          -------------------------------------------------------------------------------

Balance as of December 31, 1996           2,229,166     2,229            --           --        (693,995)       (691,766)

Stock issued March & August 1997 to
employees for services                      104,167       104       386,668     (386,668)             --             104

Stock issued September & October 1997
pursuant to private placement                80,000        80       319,920           --              --         320,000

Stock issued September 1997 to advisor
for services                                  6,000         6        23,994           --              --          24,000

Amortization of deferred compensation            --        --            --      145,556              --         145,556

Net loss                                         --        --            --           --      (1,432,815)     (1,432,815)
                                          -------------------------------------------------------------------------------

Balance as of December 31, 1997           2,419,333     2,419       730,582     (241,112)     (2,126,810)     (1,634,921)

Stock issued January & August 1998
pursuant to consulting agreement             75,000        75       654,925     (655,000)             --              --

Public offering February 1998               525,000       525     3,432,502           --              --       3,433,027

Stock issued January 1998 pursuant to
debt financing agreement                     20,000        20        99,980           --              --         100,000

Additional stock issued January 1998
pursuant to founders agreement               35,000        35            --           --              --              35

Warrants issued September 1998
pursuant to private placement                    --        --        21,600           --              --          21,600

Options granted August 1998 pursuant
to consulting agreement                          --        --         1,600       (1,600)             --              --

Amortization of deferred compensation            --        --            --      658,029              --         658,029

Net loss                                         --        --            --           --      (2,820,314)     (2,820,314)
                                          -------------------------------------------------------------------------------

Balance as of December 31, 1998           3,074,333     3,074     4,941,189     (239,683)     (4,947,124)       (242,544)

Stock issued February 1999 pursuant
to consulting agreement                      37,500        38        69,963           --              --          70,000

Options granted May 1999 pursuant to
employee stock option plan                       --        --       138,125           --              --         138,125

Warrants issued April 1999 pursuant
to consulting agreement                          --        --        10,260           --              --          10,260

Stock issued April 1999 pursuant to
consulting agreement                         15,000        15        12,173           --              --          12,188

Amortization of deferred compensation            --        --            --      239,683              --         239,683

Net loss                                         --        --            --           --        (820,648)       (820,648)

                                          -------------------------------------------------------------------------------
Balance as of September 30, 1999          3,126,833    $3,127    $5,171,710    $      --     $(5,767,772)    $  (592,936)
                                          ===============================================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 In U.S. dollars
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                Inception
                                                                      For the nine months ended                     to
                                                                September 30, 1999   September 30, 1998    September 30, 1998
                                                                =============================================================
Cash flows from operating activities
  Net loss                                                           $(820,648)          $(1,990,188)           (5,767,772)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
     Depreciation and amortization                                     296,680               479,291             1,784,294
     Financing and consulting expenses paid via issuance of
      common stock                                                      92,449               352,971               192,449
     Options granted pursuant to employee stock option plan            138,125                                     138,125
     Increase in net liability for severance pay                         7,051                29,942                38,077
     Write-down of loan receivable                                          --                    --               485,000
     Write off of leasehold improvements                                    --                21,507                20,453
     Accrued interest on long-term loan and notes payable                   --                    --               210,016
Changes in operating assets and liabilities
     Other receivables and prepaid expenses                            291,854               (98,523)              (16,367)
     Accounts payable                                                  104,999                14,754               212,857
     Other current liabilities                                         (96,193)             (235,703)             (109,484)
                                                                -------------------------------------------------------------

       Net cash used in operating activities                            14,317            (1,425,949)           (2,812,352)

Cash flows from investing activities
  Restricted cash                                                       48,137              (100,000)              (83,122)
  Note receivable                                                           --              (835,000)             (835,000)
  Purchase of equipment                                                (11,332)             (139,810)             (371,049)
                                                                -------------------------------------------------------------

      Net cash used in investing activities                             36,805            (1,074,810)           (1,289,171)

Cash flows from financing activities
  Issuance of share capital                                                 --                    --                 2,264
  Issuance of long-term notes                                               --                    --             1,000,000
  Receipt of loans from shareholders, net                                   --                    --               919,600
  Increase in bank overdraft                                                --                    --                98,995
  Receipt of loans from bank                                                --                    --               120,007
  Increase (Decrease) in short-term credits                            (27,160)              633,468               (27,160)
  Repayments of long-term loans                                        (27,386)           (1,565,736)           (1,432,496)
  Public offering of common stock                                           --             3,433,027             3,433,027
                                                                -------------------------------------------------------------

      Net cash provided by financing activities                        (54,546)            2,500,759             4,114,237

Net increase (decrease) in cash                                         (3,424)                   --                12,714

Cash, beginning of period                                               16,138                    --                    --

                                                                -------------------------------------------------------------
Cash, end of period                                                  $  12,714           $        --            $   12,714
                                                                =============================================================

See accompanying notes to financial statements.

                       AMBIENT CORPORATION AND SUBSIDIARY
                          (a development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - GENERAL

      The accompanying condensed interim financial statements have been prepared in accordance with generally accepted accounting principles relating to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Note 2 - GOING CONCERN

      The Company incurred a net loss in 1996, 1997 and 1998 and during the nine months ended September 30, 1999 and anticipates that it will continue to incur losses for some time. The Company's continued existence is dependent on obtaining additional financing from its shareholders and outside sources for product development and commercialization. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital; (ii) cease further development of contactless smart cards due to the lack of market acceptance to smart cards in North America and in light of the "first to market" advantage of other contactless smart card technologies and to diversify through establishment of new subsidiaries in the fields of internet technology and software development. In management's estimation, the above measures, if substantially realized, should enable the Company to continue operating through at least September 30, 2000, although there can be no assurance of this.

      In order to reduce its fixed costs until the above measures are partially or fully realized, in March 1999, the Company terminated the employment of a majority of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries to its remaining employees for the months of July through October 1999. The Company has not recorded any possible interest or penalties relating to the late payment of these salaries.

      The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - CONSULTING AGREEMENTS

      During the period the Company retained the services of legal and financial consultants. The agreements provide for the issuance of 52,500 shares of Common Stock and warrants to purchase 18,000 shares of Common Stock. The Company recorded consulting expense of $22,448 and deferred expenses of $70,000 as a result of these issuances and is amortizing the deferred amount over the term of the agreement.

Note 4 - RESTRICTED CASH

      The Company has short-term lines of credit from banks in Israel for which the Company agreed to maintain compensating balances of approximately $80,000, which are restricted for a period of up to one year.

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

      The Company has not generated any revenues from its smart card technology since its inception. For the fiscal years ended December 31, 1996, 1997, and 1998, and the nine months ended September 30, 1999, the Company has incurred net losses aggregating $5,767,772, reflecting principally research and development expenses and general and administrative expenses. The Company expects to incur significant up-front expenditures in connection with the new focus of its operations, including the implementation of managements plan to invest in new business ventures, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In February 1998, the Company completed an initial public offering of 525,000 shares of Common Stock (the "IPO"). The Company received net proceeds from the IPO of approximately $3,433,027. The Company is dependent upon obtaining additional financing to implement its anticipated business plans.

      As of September 30, 1999, the Company has expended $1,677,591 on its research and development activities (including $558,195 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade ("OCS"). Ambient Israel has two patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997.

      The Company has developed a universal transparent interface chip and packaged the chip for use in a contactless smart card. At present the Company has ceased further development due to the lack of market acceptance to smart cards in North America and in light of the "first to market" advantage of other contactless smart card technologies.

      The Company currently has 3 full-time employees.

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

      Ambient's plans to diversify through a new subsidiary established to develop internet service over power lines utilizing Ambient's contactless connector technology is dependent on securing financing for the project and finding strategic business partners. The new product will be electronic equipment utilizing patented technologies for transmitting data over power lines. This equipment will offer consumers an alternative Internet connection with the advantages of quicker data rates at lower costs. The Company will provide the devices for the electric utility company to cost-effectively upgrade their existing equipment and will provide the special modem for the connection to the customer's home.

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

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      Exhibit
      Number                 Description
      ------                 -----------

       27.1            Financial Data Schedule

      (b) Reports on Form 8-K

On November 15, 1999, the Company filed Form 8-K to report designation of new directors and election of a new officer.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 15, 1999

                                      AMBIENT CORPORATION
                                      (Registrant)


                                      /s/ Aryeh Weinberg
                                      -------------------------------------
                                      Acting Chief Executive Officer
                                      Chief Financial Officer