Form 10KSB40
period 1999-12-31
AMBIENT CORP /NY
filed 2000-04-14
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            Annual Report for the fiscal year ended December 31, 1999

                               Ambient Corporation
             (Exact name of registrant as specified in its chapter)

Delaware                        0-23723             98-0166007
(State or Other Jurisdiction    (Commission File    (IRS Employer
of Incorporation)               Number)             Identification No.)

       Jerusalem Technological Park, Building 9, Malha, Jerusalem, Israel.
                    (Address of Principal Executive Offices)

                                  888-861-0205
              (Registrant's Telephone Number, including Area Code)

[Mark One]
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Issuer did not report any revenues for the year ended December 31, 1999.

      As of April 14, 2000, there were 9,656,611 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock on April 11, 2000 held by non-affiliates was approximately $34,631,375.

ITEM 1. BUSINESS

      We are engaged in the design and development of products and services in the fields of electronic commerce, Internet access and advanced telephony applications. All of our design and development activities are conducted within the State of Israel.

      Our activities are currently centered in two distinct areas: (i) the completion of the design and development of a unique technology that facilitates the provision of rapid power line telecommunication services to ordinary business and personal consumers and (ii) the establishment, initially in Israel, of a nationwide screen phone network that is designed to enable e-commerce and Internet browsing for consumers who do not have access to, or are unable or unwilling to use, personal computers.

      Since our founding in June 1996, we have been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, we elected to leverage our experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of our proprietary technologies in the field of power-line- telecommunications (PLT) and screen phones. We have ceased all research and design efforts in the smart card area.

      We have recently established a wholly-owned subsidiary, PLT Solutions, Inc. to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. We have designed and developed proprietary technology that overcome these infrastructure limitations. We believe that our technology will be especially attractive to Internet providers/integrators (AOL, Cisco, IBM etc.).

      We also have a 40% interest in a newly established Israeli company, Kliks.com Ltd., which is engaged in designing and attempting to establish a nationwide Screen Phone network in Israel. The network will enable Internet access for a wide segment of the population which is less familiar with the use of personal computers (PC's), or belongs to the large segment of populace which does not have a PC. Our Vice-President, Mr. Bernie Wolff, holds the remaining 60% interest in Kliks.

      A discussion of each of power line transmission, the screen-phone network follows:

                       ELECTRICAL POWER-LINE TRANSMISSION

General Background Relating To Internet Access

      Worldwide Internet communications can be divided into the "backbone" network and the "access" network. The backbone network is carried over optical fibers between cities and continents, and we believe, provides essentially unlimited capacity for sending relatively large amounts of data over long distances. However, the optical fiber technology used for the backbone network is too expensive to extend to each individual user. Accordingly, distributing the data from the backbone network to homes and business is done via an "access" network, also referred to as the "last mile" network.

     To date, traditional Access networks have included modems connected to conventional telephone lines, higher speed digital subscriber telephone lines
(ADSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, we believe that the traditional access methods have certain drawbacks. The ADSL method typically requires high implementation costs. Cable TV modems are characterized by loss of rapidity of service when the number of subscribers reaches a critical mass and wireless networks are unreliable, as is generally the case in the use of cell phones.

     One of the more rapid and affordable methods of access utilizes conventional electrical power grids, also known as power-line communication, to transmit data to individual users. The use of electrical power grids as an access method is, in our view, an especially attractive proposition given the widespread infrastructure "wiring" already in place. The same electrical wiring that carries electrical power to individual homes and business can also transmit high speed data. However, there are certain infra-structural limitations that have, until recently, effectively precluded the use of conventional electrical power grids as an affordable access method.

     Electrical power is generated at a power station and furnished to an urban or rural substation which services a neighborhood, typically extending over several square miles. The electrical power generated at the power station is sent over relatively high voltage lines and needs to be reduced to a lower voltage for further distribution within the neighborhood. At the neighborhood substation level, a "stepdown transformer" reduces the high voltage electrical power generated to "medium" voltage for further distribution within the neighborhood. The medium voltage needs to be further reduced to familiar 120 volts by "distribution transformers" located near the neighborhood homes and businesses.

     However, the distribution transformers were designed for 60 Hz power, and completely fail to transmit the high frequency, data-carrying signals arriving over the grid from the substation. Therefore, to ensure that data can get from the neighborhood lines to the 120 volt outlets, a "bypass coupler" is needed as a bridge around the distribution transformer. These couplers need to be physically (and therefore electrically) connected directly to the high voltage lines. To achieve the electrical connection the coupler needs to withstand high voltage, and is therefore very expensive to manufacture.

      Our proprietary technology enables coupling the data to and from the neighborhood distribution lines without the need to establish an electrical connection. Our propietary coupler, a prototype of which is ready for feasibility demonstation, either uses the existing insulation of underground cables or is easily insulated to slip around overhead medium voltage distribution wires. Accordingly, the manufacturing costs are significantly reduced in comparison to the conventional bypass coupler.

Advantages of Utilizing Existing Power lines for High Speed Data Transmission

      The use of electricity power lines to connect homes and businesses to the Internet, for telephony or for any other form of data transmission provides both consumers and suppliers with a range of compelling economic and practical benefits.

      The advantages in employing power line communication include:

   o Coverage - the power grid is the most extensive "wire" network in the world. More individuals and businesses have access to the electrical grid than any other "wire" network, including telephone lines. The low voltage wiring extends to every room in the business and home, and obviates expensive and disruptive wiring.

   o Modernity - the electric grid in most areas of the world is more modern and better maintained than any other wired communication network.

   o Simplicity - power line communications are not burdened by telephony's conventional technologies, including outdated routers, bridges, gateways, legacy switches and software, which slow down traditional communications.

      Fueled by recognition of the overwhelming financial and practical benefits, interest in high speed power-line telecommunication has expanded. Technical conferences on the subject are frequent, and attended by power companies, as well those from other relevant fields including telecommunications and networking companies such as 3COM, Nortel, Cisco, Cinergy and others. PLT chips and modems for in-house networking are maturing, and a large number of companies are vying for this market. Network speeds of data transmission are rapidly increasing. To realize maximum benefit from the in-home network, users are looking to connect it to a high speed Internet feed. So an initial group of users who already use PLT and trust the technology is emerging, with a built-in demand for access connectivity to the Internet backbone.

      Europe's 230 volt line voltage allows a large number of customers to be fed by each distribution transformer. Most of the trials of neighborhood PLT have taken place in Europe, but have usually limited themselves to sending data over the 230 volt feed lines, and have not attempted to establish substation-to-home neighborhood Access networks.

Comparison of Power-Line Communication with other High Speed Access Solutions

   o Digital Subscriber Line (DSL) - subscribers need to be within approximately
   5.5 km of the telephone company's central office. It is a point-to-point connection, so the one time installation cost to the end user is high. Users report that installation times are long, and availability is sparse. Phone companies need to invest considerably to beef up their networks, which were never designed for high speed data and very long session times.

      In contrast, our networks can be deployed in entire neighborhoods in a matter of days, and their direct connection to the backbone means no bottlenecks or heavy investments. Also, telephone outlets typically exist in only one to three locations within a premise, while power outlets are already installed in every room.

   o T1 Trunks - T1 (1.544 Mbps) is a digital telephony trunk, typically used by phone companies to provide telephone service to large organizations. It provides high speed in both directions, the equivalent of 24 telephone conversations. But, its $250 monthly tariff prices it out of the market for most home and small business users.

   Satellite - Some satellites serve as data relay stations, and some of these are connected to the Internet backbone to provide high speed data to users. The user needs to buy, mount and aim a fairly large dish, he needs a microwave transmitter/receiver, and a special modem. Since the ground-based antennae cannot beam a strong signal back to the satellite, only low speeds of 56 kilobits per second can be sent from the user to the Web, the same data speed as is available over dialup modems.

   o Cable Modems - TV cable networks have been designed and constructed as one-way feed systems, providing a large number of channels to a large user base. Subscribers to cable companies share their cable lines with other subscribers, sometimes a very large number of them, so even the high promised data speeds (up to 36Mbps) may not guarantee good service during peak usage. Sending data back from the user to the network is problematic over cable TV lines, due to the accumulation of noise generated by the television sets and other devices, from all of the connected customers, reaching the TV cable. Cable companies must invest substantially in upgrading their equipment to be able to send data upstream, and in laying cables outside of urban areas. Data service is available to only a small percentage of Internet users.

      In contrast, PLT exploits the natural segmentation of the neighborhood power grid, to keep the number of users sharing the data stream within reasonable limits. Typically, only 50 - 200 premises share a common phase line in the US, and the number of users demanding simultaneous downloads of large files is likely to be very small. PLT Solutions expects the typical user to enjoy data rates from 1 - 10 megabits per second, usually enough to pass the maximum data rate available from the Web site being accessed, for the foreseeable future.

      In addition, cable TV outlets typically exist in only one or two locations within a premise, while power outlets are already installed in every room. This saves expensive and disruptive rewiring, when data users include PCs, Internet telephones, and eventually many intelligent appliances.

   o Wireless Local Loop - Similar to cellular telephone network deployment, microwave relay stations may be deployed in neighborhoods to provide last mile Access for Internet data to homes and businesses. The same problems of communications reliability that beset cellular telephones are likely to affect wireless local loop systems. These include need for near line of sight between hub and user, multiple reflections of signals in dense residential areas, the blocking effects of the metal building materials, and seasonal variation of foliage and effects of precipitation on radio transmission quality.

      Another inherent limitation is the frequency bandwidth available in the shared domain of radio frequencies, and the difficulty of providing significant future upgrades in data speeds without regulatory permission and massive retrofitting of equipment.

Our Solution

      PLT Solutions proposes utilization of conventional electrical power lines as its access channel. The data path is as follows: (i) high speed data arrives over the optical fiber backbone cable, routed to the neighborhood utility substation, (ii) the specific data intended for the subscribers of a particular neighborhood is selected from the general data stream by a standard network device called a router, (iii) the digital data is turned into a high frequency signal using a modem, and (iv) the high frequency, data-carrying signal is carried onto the neighborhood power distribution line using our proprietary coupler.

      At each distribution transformer, serving typically two to six premises, the data is received, as follows: (i) the high frequency, data-carrying signal is coupled from the neighborhood power distribution line onto the customers' 120 volt feed lines using our proprietary coupler, (ii) the high frequency signal is converted back to data using a modem, and (iii) the PC or other user device listens to the neighborhood data, and accepts that data which is addressed to itself.

      The process of sending data from the user device to its destination uses the above pathway in the reverse direction.

Integrating Our Coupler into a Complete Access Network

      In order to provide a comprehensive power line access solution to the end user, our coupler is required to be integrated with the following technologies:

o     a spread spectrum modem
o     a media access control processor
o     a network control system
o     user interface devices

      The spread spectrum modem is the device which turns the digital data into a high frequency signal, and its spread spectrum character both minimizes radio interference and provides tolerance for the noise interference to be found on power lines. The media access control processor is the "traffic cop" which coordinates packaging of data into "packets," and who sends listens. The network control system provides overall control of traffic. And the user interface devices translate the high frequency signals coming over the power line into useable data for their computers and other devices.

      In order to provide a comprehensive solution in an expeditious manner, we need to coordinate our efforts with companies experienced in the modem and networking fields. We are currently examining options respecting alliances with such companies. We cannot provide any assurance that we will be successful in concluding such alliances.

      Our solution seeks to provide an initial system data rate of 10 megabits per second, and we believe that this can be upgraded to several times this speed, with future developments in hardware and software. For example, current modems use relatively simple "modulation" techniques that turn data bits into high frequency energy. Future modems are expected to use more sophisticated modulation techniques which allow the same frequency band to carry at least three times more data.

Our Coupler Product

      We believe that we have completed the design and development of a unique coupling method with very low projected manufacturing costs and that does not materially impact on power grid reliability. Our prototype product has passed high voltage testing at a lab in the US and has been field tested for communications between two transformers at a power company site.

     Our coupler features:

o    Low cost (25% cost of an existing solution)

o Capacity for very high data rates, exceeding 10 megabits per second, which is 200 times faster than dialup modems can provide.

o    Installation without interruption of service to customers

o    No material impact on reliability of electrical grid

o    Works even during power outage

o    Installation without exposure to high voltages

o    Virtually unlimited life of service

     We are currently in the process of arranging for the pilot testing of our proposed product with potential commercial partners. Further productization steps will include Standards testing and certification, mechanical package design and tooling for mass production.

     To provide a end to end data distribution network, we need to collaborate with a modem and media access control processor chip manufacturer, and a data network equipment manufacturer.

      It will be necessary for us to obtain the cooperation of a utility company in order to progress with full pilot testing and commercialization.

Production & Supplies

      Our proprietary couplers utilize special magnetic materials and high voltage weatherproof plastics, as well as standard components that are obtainable from local sources. We have identified potential suppliers who can supply the special magnetic materials and high voltage weatherproof plastics. We have held meetings with these suppliers, and initial estimates have been made for one time tooling costs. We do not regard any one supplier as essential to our operations since equivalent replacements for the components are either available from one or more sources at competitive prices. We believe that approximate cost to the Company of the components for the couplers should not exceed $20 per unit. The Company currently does not have a written contract with any supplier for any of the components.

      Subject to successful completion of pilot testing, we intend to initially assemble the couplers at our facilities. We anticipate that we will need to retain appropriate professionals to assemble and test the couplers. We estimate that with 5 assemblers and 3 testers we can fill orders of up to eight thousand units per month. As quantities grow, offshore assembly facilities may be selected, to increase production capabilities and reduce cost.

      We anticipate that all of future suppliers and the assemblers will be certified to recognized international quality assurance standards.

Competition

      The Internet Access market is highly competitive. We face competition from many Internet access and service providers with significantly greater financial resources, well-established brand names and large, existing customer bases. Moreover, we expect the level of competition to intensify in the future. We expect significant competition from:

      I.    (ISPs) Internet Service Providers

      ISPs provide Internet access to residential and business customers. These companies provide Internet access over existing networks. They have nationwide marketing presences and strategic or commercial alliances with telecom carriers. Significant ISPs include Concentric Network Corporation, Mindspring Enterprises, Inc., PSINet Inc. and Verio, Inc. Incumbent Local Exchange Carriers, ILECs, such as SBC Communications, Inc.,GTE Corp., Ameritech Corp. and US WEST, Inc.

      II.   Wireless and Satellite Service Providers.

      We also face competition from other fixed-wireless services, such as Teligent, Inc., NEXTLINK Communications, Inc. Winstar Communications, Inc. AT&T has also announced plans to expand its fixed-wireless network to compete for voice and high-speed data customers in businesses and residences. We also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Communications, Inc. (a subsidiary of General Motors Corporation), Teledesic LLC and others have filed applications with the FCC for global satellite networks that can be used to provide ubiquitous two-way broadband voice and data services to fixed locations. Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings.

      III.  Other Telephony Services

      We also face intense competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other local exchange carriers, have significantly greater financial and other resources than us and better established brand awareness in their service areas.

      IV.   Subscription Television Competition Hardwire Cable.

      Our principal subscription television competitors are traditional hardwire cable operators such as AT&T Broadband & Internet Services (formerly TeleCommunications, Inc.), and Time Warner Entertainment. Hardwire cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than we have. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. Direct Broadcast

Satellite ("DBS"). DBS service is available from DirecTV,Inc., which is a subsidiary of the Hughes Electronic unit of General Motors Corporation and Echostar Communications Corporation. We compete with many retail distributors of DirecTV and other DBS service.

                                 SCREEN PHONES

      Through Kliks.com Ltd., an Israeli company, we intend to serve as the vehicle in Israel to offer the screen phone as an effective tool for offering a full range of Internet and e-commerce services to the business (B-to-B) and public consumers. Kliks has developed a concept that offers all the elements essential for capitalizing on current consumer interest in the Internet and e-commerce, while overcoming most of the shortcomings of a PC-based market approach by the on-line services industry.

      The means to deliver services to the end-user will be through screen-enhanced telephones phones supporting enhanced telephony services that are now commercially available. The screen phones are Internet enabled with an integrated alphanumeric keyboard, and a reader capable of handling smart cards for electronic payments. The model relies on using Internet enhanced screen phones instead of the personal computer (PC) as the conduit for electronic commerce.

      Kliks is proposing a staged approach for this opportunity by which consumers will initially be offered standard applications (e-mail, advanced telephony, and Internet browsing/access) through the screen phone with the opportunity at a second stage to expand the services to include a full suite of e-commerce activities. The user being able to order consumer items/services at home via the screen phone in the comfort of the home creates a very attractive and friendly environment for enhancing e-commerce activities.

      Kliks success will be dependant on its ability to obtain the exclusive distribution rights in Israel for a screen phone. Kliks is currently negotiating such rights for a screen phone which it believes to be a superior product. In addition, Kliks will need to enter into strategic relationships with well-established providers, such as the national telecommunication carrier (Bezeq), and a platform operator, who together will launch a portfolio of screen telephony and electronic services to both business and the consumer.

Customer Profile

      The screen phone which Kliks intends to offer in the Israeli market, is a conventional telephone. For the implementation plan, the screen phone deployment will start in upscale communities with a high percentage of families with children, business seniors and professional people. Once the business is established, deployment can proceed to the wider community, with a goal of achieving high penetration in the minimum period of time.

      In addition to revenues from home-based services, we believe that Kliks will be able to generate revenues from large organizations whose business depends on establishing and maintaining long-term account relationships with customers. This will include banks and other financial service companies, telephone and utility companies, consumer orientated services (supermarkets, travel agencies, etc.) and leisure organizations (cable, pay per view, lottery etc.). Within a community, sponsors will use this channel to deliver local content services, thereby developing sustainable long-term relationships. Community services organizations (schools, local authorities, libraries etc.) will have a direct electronic link into the homes in their community, in order to promote local services. This will be achieved through conventional e-mail messaging through the server.

Competition

      Kliks will face competition primarily from two different avenues.

      Alternative Screen phones - there are other Internet Screen phones available on the market, but so far none are being marketed in Israel. Kliks believes that the screen phone for which it is currently negotiating the exclusive Israeli distributions rights is a superior product in the market and that it will provide a high entry barrier for potential competitors.

      Other Communication Media - there are several media which do, or are expected, to provide services which overlap with the Kliks portal:

      ISPs (Internet Service Providers) - offer online portals. However, the screen phone is well positioned against the PC, since it is a more user-friendly device, always switched on and is more cost-effective. Moreover the US and UK experience has shown widespread acceptance of screen phones in communities with higher than average PC penetration.

      Web TV is expected to enter the market with similar services using the TV as interface. The TV is currently seen primarily as an entertainment device, while the screen phone will be easier and quicker to access.

      Cellular - operators in Israel are establishing portals that will enable their subscribers to access the web and information services. Wireless Access Protocol (WAP) services are under development which will be delivered to mobile phones. Although these services will also be suited to screen phones, they are primarily for mobile use. They do not, in our view, represent a threat to the screen phone in the home due to differences in communication costs and size of the screen among other factors.

      Online Banking Services - Existing commerce systems (telephone/home banking services) are being offered by financial institutions. Most Israeli banks offer this service to their customers, and the current number of subscribers per bank is approaching 150,000. Apart from cash withdrawals and cash deposits, all teller services can be activated. Similar services exist for commercial banking, with additional services in wholesale banking such as L/C, Foreign Exchange, etc. Citigroup has announced that within the next few months, it will enter the local market, and concentrate on offering electronic banking services to high net-worth customers.

                            PATENTS AND TRADE SECRETS

      A provisional application, with a 1999 priority date, which has been assigned to PLT Solutions, Inc., has been submitted to the United States Patent & Trademark Office. Our Israeli subsidiary, Ambient Ltd., has two smart card patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. There is currently one US patent pending in the field of contactless smart cards. The smart card technology is not currently being exploited nor do we foresee that it will be exploited in the near future.

      There can be no assurance that any of our future patent applications will be granted, that any current or future patent or patent application will provide significant protection for our products or technology, be of commercial benefit to us, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect our technologies or that we will not be vulnerable to competitors who attempt to copy or use our Smart Card products or processes.

                             RESEARCH & DEVELOPMENT

      A wholly owned subsidiary of the Company in Israel, Insulated Connections Corporation Ltd., provides research and development work for PLT Solutions Inc. The Company does not undertake any research and development activities

                                    EMPLOYEES

      As of March 30, 2000, we have two full-time employees employed at Ambient Corporation and one at Ambient Ltd. PLT Solutions Inc. employs five employees, two of which are also employed by Ambient Corporation. Kliks.com employs four employees, one of which is employed by Ambient Corporation. In all, there are 5 different individuals employed by these companies.

ITEM 2. PROPERTIES

      Our Israeli subsidiary, Ambient Ltd., leases 180 square meter office space in Jerusalem Israel. We sublease approximately 135 square meters to unrelated companies. The Company is looking for substitute space.

      Ambient Israel's corporate offices are located at Jerusalem Technological Park, Building 9, Malha, Jerusalem, Israel and its telephone number is 972-2648-2993. Kliks corporate offices are located at 3 Gavish St., Kfar Saba, Israel. PLT Solutions Inc.'s and Ambient Corporation's offices in the United States are located at 1285 Avenue of the Americas, New York 10019 and its telephone number is (888) 861-0205.

ITEM 3. LEGAL PROCEEDINGS

      Our Israeli subsidiary is party to various litigation matters involving ordinary and routine claims incidental to our business. We cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Shareholders on December 29, 1999 and the shareholders voted as to the following: (a) election of Michael Braunold and Aryeh Weinberg as directors to serve for a term of one (i) year or until their respective successors are elected and (b) the approval of Brightman Almagor & Co. (a member of Deloitte Touche Tohmatsu), as independent public accountants of the Company for the year ending December 31, 1999. All of these matters were approved.

Voting Results were as follows:

                   FOR            AGAINST           ABSTAIN
1.   Directors     1,691,152      20,500            0

2.   Auditors      1,689,152      22,500            0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on OTCBB under the symbol "ABTG". The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's Common Stock, as reported on OTCBB.

                             HIGH         LOW
By Quarter End

1999
First Quarter                8.5           2.625
Second Quarter               5.5           0.8125
Third Quarter                1.1875        0.625
Fourth Quarter               2.1875        0.75

1998
First Quarter                10.75         3.25
Second Quarter               9.5           4
Third Quarter                10.5          4
Fourth Quarter               8             3.5

      As of April 10, 2000, there were approximately 68 holders of record of our Common Stock. We believe that there are a significant number of shares of our common stock held either in nominee name or street name brokerage accounts and consequently, we are unable to determine the number of beneficial owners of our common stock.

      We have not declared or paid dividends on the Common Stock since our formation, and we does not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. PLAN OF OPERATIONS

      The following discussion and expositions should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-KSB.

      We are engaged in the design and development of products and services in the fields of electronic commerce, Internet access and advanced telephony applications. All of our design and development activities are conducted within the State of Israel.

      Our activities are currently centered in two distinct areas: (i) the completion of the design and development of a unique technology designed to facilitate the provision of rapid power line telecommunication services to ordinary business and personal consumers and (ii) the establishment, initially in Israel, of a nationwide screen phone network that is designed to enable e-commerce and Internet browsing for consumers who do not have access to, or are unable or unwilling to use, personal computers.

      Since our founding in June 1996, we have been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, we elected to leverage our experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of our proprietary technologies in the field of power-line- telecommunications (PLT) and screen phones. We have effectively ceased all research and design efforts in the smart card area.

      We have recently established a wholly-owned subsidiary, PLT Solutions, Inc. to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. We have designed and developed proprietary technology that overcome these infrastructure limitations. We believe that our technology will be especially attractive to Internet providers/integrators (AOL, Cisco, IBM etc.).

      We also have a 40% interest in a newly established Israeli company, Kliks.com Ltd. ("Kliks"), which is engaged in designing and attempting to establish a nationwide Screen Phone network in Israel. The remaining 60% interest in Kliks is held by our Vice-President, Mr. Bernie Wolff. The network will enable Internet access for a wide segment of the population which is less familiar with the use of personal computers (PC's), or belongs to the large segment of populace which does not have a PC.We are engaged in the design and development of products and services in the fields of electronic commerce, internet and telephony activities. All of our design and development activities are conducted within the State of Israel.

      As a development stage company, We have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      To date, we have incurred net losses aggregating $6,078,528, reflecting principally research and development expenses and general and administrative expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      As of December 31, 1999, we have expended $1,721,837 on our research and development activities (including $558,195 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      In February 2000, we issued $1,000,000 of our 10% Convertible Debentures to private investors. The Debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of Debentures no later than five days after the effective date of a registration statement covering the Common Stock into which the Debentures may be converted. In January 2000, the investors pre-funded $250,000 of this obligation. The Debentures mature on February 28, 2002. The Debentures are convertible into shares of the Company's Common Stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions.

      In connection with the issuance of the 10% Convertible Debentures, we issued to Debenture holders warrants to purchase, in the aggregate, 625,000 of our Common Shares at an exercise price per share of $1. The warrants expire in April 2003.

      In connection with the sale of our Debentures, we issued to an independent consultant warrants, exercisable through February 2002, to purchase up to 1.3 million shares of our common stock, at an exercise price per share of $1.00. As a result of the issuance of these warrants, we recognized a significant non-cash financing costs, and recorded approximately $2.4 million as deferred financing costs and charged the entire balance to operations.

      In February 2000 we converted outstanding debts of approximately $700,000 in principal and accrued interest into common stock of the Company.

      We anticipate that cash on hand, as well as the $1.0 million (before deducting approximately $137,500 in fees and commissions) due to be invested upon purchase of the additional Convertible Debentures, will allow us to maintain operations through December 31, 2000. Thereafter, we will need additional financing to maintain operations. We are currently reviewing possible private sales of equity or debt with equity features. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements are included in this report following the "Index to Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The names, ages and positions of our directors, executive officers and key employees are as follows:

Name                Age   Position

Michael Braunold    40    Chairman of the Board and Director; Chief
                          Executive Officer and Director of PLT Solutions, Inc.,
                          Director of Kliks.com Ltd.

Aryeh Weinberg      42    Chief Financial Officer and Director;
                          Chief Financial Officer of Kliks.com Ltd.; Chief
                          Financial officer of PLT Solutions Inc.

Bernie Wolff        54    Vice-President; Chief Executive Officer and
                          Director of Kliks.com Ltd.

      The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

      Michael Braunold has been the Chairman of our Board since November 1999 and Chief Executive Officer and Director of PLT Solutions, Inc. since March, 2000 and Director of Kliks.com Ltd. since January, 2000. Mr. Braunold concurrently serves as Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques, a position which he has held since March, 1998. Prior to this assignment, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. As part of his corporate role, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization including a period in the US as Vice President of a Scitex US subsidiary company specializing in medical imaging. Mr. Braunold originates from the UK where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School, London.

      Aryeh Weinberg has been our Chief Financial Officer and of Ambient Israel since January 1997. Concurrently from January 1997 through January 1998, Mr. Weinberg has served as Chief Financial Officer of Delta Three.Com., Inc., a global internet telecommunications company. From 1980 to 1996, Mr. Weinberg, a certified public accountant, worked at Schiller Holinsky & Garolyn P.A., a public accounting firm in the United States, becoming the audit and accounting partner there in 1991. Mr. Weinberg earned a Bachelor's degree in business administration from Towson State University in Baltimore, Maryland.

      Bernie Wolff has been our Vice President since March, 2000 and Chief Executive Officer and Director of our subsidiary Kliks.com Ltd. since January 2000. Previously he held the post of Executive Vice President of Strategic Alliances and Business Development for a software development company in Israel, specializing in wholesale banking FX and MM trading systems for financial institutions. From 1982, he held senior international corporate positions in 5 countries for Philips Electronics in a career spanning almost 25 years. Prior to moving to Israel in 1997, he served for seven years as Senior Vice President of Sales and Marketing for Philips Home Services in the US. In this capacity he was responsible for the investigation of the on-line services industry in the US.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors currently do not receive cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Roan Capital Partners, L.P., the underwriter of the Company's initial public offering, is entitled to designate one director to the Board during the three (3) year period ending February 12, 2001. Roan Capital Partners, L.P. has not identified any director designee.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the Company's fiscal years ended December 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer and other named executive officers.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
        Name and            Year               Annual Compensation                          Long-Term Compensation
 Principal Position (1)
                                     ------------------------------------- ---------------------------------------------------------
                                       Salary        Bonus         Other              Awards                       Pay-outs
                                         ($)          ($)           ($)

                                                                           ---------------------------------------------------------
                                                                           Restricted       Securities         LTIP       All Other
                                                                           Stock            Underlying     Pay-outs ($)    Compen-
                                                                           Award(s)        Options/SARs                     sation
                                                                           ($)                  (#)                          ($)
------------------------------------------------------------------------------------------------------------------------------------
Michael Braunold,           1999         ---          ---           ---                          -              -             -
Chairman of the Board      ---------------------------------------------------------------------------------------------------------
and President               1998         ---          ---
                           ---------------------------------------------------------------------------------------------------------
                            1997         ---          ---           ---          -               -              -             -
------------------------------------------------------------------------------------------------------------------------------------
Aryeh Weinberg, Chief       1999       65,666         ---           (1)      51,000(2)
Executive Officer and      ---------------------------------------------------------------------------------------------------------
Chief Financial Officer     1998       52,484         ---           (1)
                           ---------------------------------------------------------------------------------------------------------
                            1997       16,250         ---           (1)      20,000
------------------------------------------------------------------------------------------------------------------------------------
Yehuda Cern                 1999      115,139         ---           (1)                          -              -             -
Former Chief Technical     ---------------------------------------------------------------------------------------------------------
Officer(3)                  1998      120,017         ---           (1)                          -              -             -
                           ---------------------------------------------------------------------------------------------------------
                            1997       29,537                                 84,167
------------------------------------------------------------------------------------------------------------------------------------
Jacob Davidson, Former      1999       23,991         ---           (1)      119,000(5)
Chief Executive            ---------------------------------------------------------------------------------------------------------
Office(4)                   1998       83,244         ---           (1)
                           ---------------------------------------------------------------------------------------------------------
                            1997       61,085
------------------------------------------------------------------------------------------------------------------------------------

(1) The above compensation figures do not include the cost to the Company of the use of a Company automobile.

(2) Represents 51,000 vested options issued in May 1999 under the Company's 1998 Stock Option Plan. See "Certain Relationships and Related Transactions."

(3) Dr. Cern resigned from the position of our Chief Technology Officer in January 2000. Dr. Cern has held the position of Chief Technology Officer of our affiliate Insulated Connections Corporation Ltd. since March 2000.

(4) Jacob Davidson resigned from our employ in September 1999.

(5) Represents 119,000 vested options issued in May 1999 under the Company's 1998 Stock Option Plan. See Item 13.

                             Options Granted In 1999

      The following table sets forth certain information concerning options granted during 1999 to the executive officers named in the Summary Compensation
Table:

                                                                  Market
                                Percentage                        Price of
                 Number of      of Total                          Common
                 Securities     Options                           Stock on
                 Underlying     Granted to          Exercise      Date of
Name             Options        Employees           Price         Grant               Expiration
                 Granted (#)    in 1999             ($/Share)     ($/Share)           Date

Jacob Davidson   119,000        70%                 0.81(1)       0.81(1)                2009

Aryeh Weinberg   51,000         30%                 0.81(1)       0.81(1)                2009

(1) Based on the closing price of the common stock ($0.81) on May 24, 1999, as reported on the OTC Electronic Bulleting Board.

                       Aggregate Options Exercised in 1999
                        And Fiscal Year End Option Values

                     Number of
                     Shares                                                         Value of Unexercised
                     Acquired on   Value         Number of Un-Exercised             in-the-money Options
                     Exercise      Realized      Options at December 31, 1999(4)    at December 31, 1999
                     (#)           ($)           Exercisable/Unexercisable          Exercisable/unexercisable(1)
Jacob Davidson       0             0             119,000/0                          $134,470/0

Aryeh Weinberg       0             0             51,000/0                           $ 57,630/0

(1) Based on the difference between the exercise price of such options ($0.81) and the closing price of the common stock on December 31, 1999 ($1.94), as reported on the OTC Electronic Bulleting Board.

      1998 Stock Incentive Option Plan. The Company's current policy is that all full time key employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution and level of performance shown during the year. Stock options are intended to improve loyalty to the company and help make each employee aware of the importance of our business success.

      The Company has adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for the grant to qualified employees (including officers and directors) of options to purchase shares of common stock.

      The 1998 Option Plan is administered by the Board of Directors. The Board has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan may be non-qualified stock options or Incentive Stock Options (an option which qualifies under Section 422 of the Internal Revenue Code) but in any case the exercise price of options granted may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is an Incentive Stock Option to an employee who owns more than 10% of the outstanding common stock), unless the Board decides otherwise. Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Stock Option to any employee who owns more than 10% of the outstanding common stock). The Board may, in its discretion (i) accelerate the date or dates on which all or any particular option or options granted under the 1998 Stock Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1998 Stock Plan may be exercised, provided, that no such extension will be permitted if it would cause the 1998 Option Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 of the Securities and Exchange Act of 1934, as amended. Except as otherwise determined by the Board at the date of the grant of the option, and subject to the provisions of the 1998 Option Plan, an optionee may exercise an option at any time within one year (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with the Company if such termination was due to the death or Disability (as defined) of the optionee but in no event later than the expiration date of the Option. Except as otherwise determined by the Board at the date of the grant of an Option, if the termination of the optionee's employment or other relationship is for any other reason the Option will expire immediately upon such termination. Options granted under the 1998 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1998 Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of March 30, 2000, 230,000 options to purchase shares of common stock were outstanding under the 1998 Option Plan.

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement in March 2000 with Aryeh Weinberg pursuant to which Mr. Weinberg is employed as the Company's Chief Financial Officer for a one year term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the expiration date. Mr. Weinberg currently receives an annual salary of $72,000 and, subject to (and upon) the adoption of a new Company stock option plan at the Company's Annual Stockholders Meeting to be held in 2000, will be granted 50,000 options to purchase, at a nominal price, shares of Common Stock of the Company. Mr. Weinberg has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      Michael Braunold entered into an employment contract with our subsidiary, PLT Solutions Inc. He receives $3000 per month in salary and, subject to (and upon) the adoption of a new Company stock option plan at the Company's Annual Stockholders Meeting to be held in 2000, will be granted 100,000 options to purchase, at a nominal price, shares of Common Stock of the Company. The employment agreement is for one year beginning March 2000 and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. Mr. Braunold has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      Bernie Wolff serves as our Vice President pursuant to a letter appointment between us. Mr. Wolf is employed by Kliks.com Ltd. as Chief Executive Officer pursuant to an employment agreement entered into in February 2000. Mr. Wolff receives $5,000 per month and owns 60% of the outstanding capital of Kliks. We issued to Mr. Wolff, 10,000 options from the 1998 Option Plan, to vest as follows: (i) 5,000 options following 12 months of employment with PLT Solutions Inc. and (ii) an additional 5,000 options following 24 months of employment with PLT Solutions Inc. Mr. Wolff has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2000, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group:

Name of                         Shares of Common Stock      Percent of Class (1)
Beneficial Owner                  Beneficially Owned

Englewood Industries Ltd.              1,300,000(2)                11.86

Grove Industries Ltd.                  700,000                     7.25

Clearview International
Investment                             625,000(3)                  6.08

Ashfield Investment                    625,000(3)                  6.08

Econor Investment
Corporation                            625,000(3)                  6.08

Mantle International
Investment                             625,000(3)                  6.08

Trax Investments Ltd.                  589,750                     6.11

Howard Weiss                           500,000                     5.18

Aryeh Weinberg(4)                      71,000(5)                   *

Michael Braunold(4)                          *(6)                  *(6)

Bernie Wolff(4)                              *(7)                  *

Directors and executive officers
as a group (3 persons)                  71,000(5)(6)

* Less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Represents shares issuable upon exercise of warrants. Warrants held by Englewood have a nominal exercise price.

(3) Represents (i) shares issuable upon conversion of the entire $200,000 in aggregate principal amount of 10% Convertible Debentures due February 28, 2002, based on an assumed conversion price of $0.40, and (ii) 125,000 shares issuable upon exercise of outstanding warrants, which warrants are exercisable at an exercise price per share of $1.00

(4) The address of such beneficial owner is c/o Ambient Israel, Jerusalem Technological Park, Building Nine, Malha, Jerusalem, Israel.

(5) Includes 51,000 fully vested options issued under the Company's 1998 Stock Option Plan.

(6) We have undertaken to issue to Mr. Braunold 100,000 options at an exercise price of $0.01 per share upon and subject to the adoption of a new Company employee stock option plan at the Company annual stockholders meeting to be held in 2000.

(7) We issued to Mr. Wolff 10,000 options to vest as follows: (i) 5,000 options following 12 months of employment with the Company and (ii) an additional 5,000 options following 24 months of employment with the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 1999, we granted to Aryeh Weinberg, the Company's Chief Financial Officer, 51,000 vested options under the Company's 1998 Stock Option Plan with a per share exercise price of $0.81. Subject to (and upon) the adoption of a new Company employee stock option plan at the Company's Annual stockholders meeting to be held in 2000, we undertook to issue to Mr. Weinberg, from any such newly adopted plan, 50,000 options at an exercise price of $0.01 per share.

      Michael Braunold, a director, is paid $7,500 annually for serving on the Company's Board. Subject to (and upon) the adoption of a new Company employee stock option plan at the Company's Annual stockholders meeting to be held in 2000, we undertook to issue to Mr. Braunold, from any such newly adopted plan, 100,000 options at an exercise price of $0.01 per share.

      In March 2000 we undertook to issue to Yehuda Cern, chief technology officer of a Company subsidiary, subject to (and upon) the adoption of a new Company employee stock option plan at the Company's Annual stockholders meeting to be held in 2000, (i) 50,000 options from such any newly adopted plan, such options to vest following 12 months of continuous employment with PLT Solutions Inc. and (ii) an additional 50,000 options vesting following 24 months of continuous employment with PLT Solutions Inc., in each case at an exercise price per share to be agreed upon at a future date.

      Pursuant to the letter appointment, dated March 28, 2000, of Bernie Wolff as Vice President, we issued to Mr. Wolff, 10,000 options from the Company's 1998 Option Plan as follows: (i) 5,000 options to vest following 12 months of employment with the Company as Vice President, and (ii) an additional 5,000 options to vest following 24 months of employment with the Company as Vice President.

      Mr. Wolff, our Vice-President, currently owns 60% of the issued capital of our affiliate Kliks.com Ltd. We and Mr. Wolff entered into a shareholders agreement dated December 31, 1999 respecting the operations of Kliks. We hold an option to acquire an additional 10% of the equity of Kliks, exercisable until the second anniversary of the shareholders agreement, upon payment to Kliks of $250,000. The members of the board of Kliks are Mr. Wolff and Michael Braunold.

      In February 12, 1998, the Company entered into a two-year employment agreement with Mr. Davidson as President and Chief Executive Officer of Ambient Corporation and Ambient Israel. Under the agreement, Mr. Davidson received an annual salary of $60,000. As of December 31, 1998, Mr. Davidson loaned the Company $53,367, bearing 10% interest. The Company used $30,000 from such loans for general working capital purposes. The remaining $23,367 was loaned in the form of unpaid accrued salaries. Mr. Davidson resigned from his position with the Company in September 1999. In connection with his resignation, the Company agreed to (i) remit to Mr. Davidson, upon the completion of public offering of the Company's stock, $20,000, plus interest at a per annum rate of 10%, as reimbursement for amounts owed him (ii) maintain on the Company's records unpaid salary owed to Mr. Davidson in the amount of $75,329 until such time as the per share closing price of the Company's Common Stock is at least $2.00, as reported on the OTC Electronic Bulletin Board, for a consecutive 10 day period. Mr. Davidson received 119,000 vested options in May 1999 under the Company's 1998 Stock Option Plan, at an exercise price per share of $0.81.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1   Certificate of Incorporation of the Company, as amended (1)
3.2   By-Laws of the Company, as amended (1)
3.3   Memorandum of Association of Ambient Israel (1)
3.4   Articles of Association of Ambient Ltd. (1)
3.5   Certificate of Incorporation of PLT Solutions, Inc. *
3.6   By-Laws of PLT Solutions, Inc. *
3.7   Memorandum of Kliks.com Ltd. *
3.8   Articles of Association of Kliks.com Ltd. *
3.9   Memorandum of Insulated Connections Corporation Ltd.*

3.10 Articles of Association of Insulated Connections Corporation Ltd.*
4.1 Specimen Stock Certificate (1)
4.2 Form of 10% Promissory Note due January __, 2000 *
4.2.1 Form of 10% Convertible Debenture due February 28, 2002 *
4.2.2 Form of Common Stock Purchase Warrant *
4.2.3 Warrant Agreement dated as of February 17, 2000 between Ambient and Englewood Holding Inc. *
10.1 Form of the Company's 1998 Stock Option Plan. (1)
10.2 Form of Employment Agreement between the Company and Jacob Davidson(1)
10.3 Employment Agreement between Ambient Ltd. and Dr. Yehuda Cern (1)
10.4 Summary (in English) of principal terms of lease between Ambient Israel and Jerusalem Technological Park (1)
10.5 Employment Agreement dated March 27, 2000 between PLT solutions, Inc. and Michael Braunold *
10.6 Employment Agreement dated April 10, 2000 between Ambient Corporation and Aryeh Weinberg *
10.7 Employment Agreement dated December 31, 1999 between Kliks.com Ltd. and Bernie Wolff *
10.8 Marketing Agreement dated as of February 25, 2000 between Ambient Corporation and Hamilton Trading Ltd. *
10.9 Consulting Agreement dated as of March 29, 2000 between Ambient Corporation and Cabus Ltd. *
10.10 Consulting Agreement dated as of March 27, 2000 between Ambient Corporation and Rivermill Ltd. *
10.11 Consulting Agreement dated as of February 15, 2000 between Ambient Corporation and Limekiln Ltd. *
10.12 Consulting Agreement dated as of February 17, 2000 between Ambient Corporation and Gershon Tokayer *
10.13 Consulting Agreement dated as of February 14, 2000 between Ambient Corporation and Grove Industries Ltd.*
10.14Amendment Agreement dated as of March 19, 2000 between Grove Industries Ltd. and Ambient Corporation.*
10.15 Consulting Agreement dated as of March 27, 2000 between Lingfield Ltd. and Ambient Corporation.*
10.16 Consulting Agreement dated as of February 19, 2000 between Trax Investments Ltd. and Ambient Corporation.*
10.17 Consulting Agreement dated as of March 20, 2000 between Nina Fischman and Ambient Corporation.*
10.18 Shareholders Agreement dated as of December 31, 1999 between Bernie Wolff and Ambient Corporation concerning Kliks.com Ltd.*
10.19 Form of Securities Purchase Agreement between Ambient and certain securityholders dated as of February 17, 2000 *
10.20 Form of Registration Rights Agreement dated as of February 17, 2000 between Ambient and certain investors *
21.1 Subsidiaries of the Company *
27.1 Financial Data Schedule *

*    Filed Herewith

(1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-40045, and incorporated herein by reference

(b) Reports on Form 8-K

(i) Report on Form 8-K filed on November 15, 1999

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.


Date:  April 14, 2000        /s/ Aryeh Weinberg
                             --------------------------------------------
                             Aryeh Weinberg,
                             Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature                  Title                   Date

/s/ Michael Braunold       Chairman                April 14, 2000

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                           2

   Statements of Operations                                                 3

   Statement of Changes in Shareholders Deficiency                          4

   Statements of Cash Flows                                                 5

   Notes to Financial Statements                                           6-16

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation (a development stage company) and subsidiary (collectively, "the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambient Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations, changes in shareholders' deficiency and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss in 1999 of approximately $1.1 million (and approximately $6.1 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.7 million and a shareholders' deficiency of approximately $1million as of December 31, 1999. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence as going concern is dependent on obtaining additional financing for product development and commercialization. After the balance sheet date, the Company raised debt financing, through convertible debenture in the amount of $1 million. The Company continues to seek out other potential sources of equity capital, but there can be no assurance that it will be able to do so in the foreseeable future. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
April 13, 2000

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (in U.S. dollars, except share data)

                                                                                                   As of December 31,
                                                                                                   ------------------
                                                                                 Note          1 9 9 9             1 9 9 8
                                                                                 ----          -------             -------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                      8,071               16,138
   Restricted cash                                                                3              84,820              131,259
   Receivables and prepaid expenses                                                              34,628              334,983
                                                                                             ----------           ----------
       Total current assets                                                                     127,519              482,380
                                                                                             ----------           ----------
LONG TERM INVESTMENT                                                              4             170,000              350,000
                                                                                             ----------           ----------
PROPERTY AND EQUIPMENT                                                            5
   Cost                                                                                         264,928              328,320
   Less - accumulated depreciation                                                              129,630               92,057
                                                                                             ----------           ----------
       Property and equipment, net                                                              135,298              236,263
                                                                                             ----------           ----------
DEPOSITS FOR SEVERANCE PAY                                                        9                 193                6,587
                                                                                             ==========           ==========
       Total assets                                                                             433,010            1,075,230
                                                                                             ==========           ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Short-term credit                                                              6A            140,903              144,006
   Accounts payable                                                                             212,967              337,105
   Other current liabilities                                                      8             491,713              175,264
                                                                                             ----------           ----------
       Total current liabilities                                                                845,583              656,375
                                                                                             ----------           ----------
LONG-TERM LIABILITIES
   Long-term bank credit                                                          6B              9,958               37,886
   Notes payable                                                                  7             600,000              585,900
   Liability for severance pay                                                    9              15,334               37,613
                                                                                             ----------           ----------
       Total long-term liabilities                                                              625,292              661,399
                                                                                             ==========           ==========
       Total liabilities                                                                      1,470,875            1,317,774
                                                                                             ----------           ----------
CONTINGENT LIABILITIES AND COMMITMENTS                                            10

SHAREHOLDERS' DEFICIENCY                                                          11

   Common stock $0.001 par value; authorized - 20,000,000 shares; issued and
      outstanding - 3,130,833 and 3,074,333 shares, respectively                                  3,131                3,074
   Additional paid-in capital                                                                 5,041,595            4,941,189
   Deferred stock  - based compensation                                                          (4,063)            (239,683)
   Deficit accumulated during the development stage                                          (6,078,528)          (4,947,124)
                                                                                             ----------           ----------
       Total shareholders' deficiency                                                        (1,037,865)            (242,544)
                                                                                             ==========           ==========
       Total liabilities and shareholders' deficiency                                           433,010            1,075,230
                                                                                             ==========           ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (in U.S. dollars, except share data)


                                                                                                     Cumulative from
                                                                         Year ended                   inception to
                                                                        December 31,                  December 31,
                                                                ------------------------------      -----------------
                                                      Note           1999            1998                  1999
                                                      ----           ----            ----                  ----
Research and development expenses                                    340,287         726,479            1,721,837
Less - participation by the Office of the Chief
    Scientist of the State of Israel                  10A            231,767         230,452              558,195
                                                                  ----------      ----------           ----------
                                                                     108,520         496,027            1,163,642

Operating, general and administrative expenses         13            684,234       1,904,273            3,875,308
                                                                  ----------      ----------           ----------

       Operating loss                                               (792,754)     (2,400,300)          (5,038,950)

Financing expenses, net                                              332,546         416,427            1,029,887
Other expenses, net                                                    6,104           3,587                9,691
                                                                  ----------      ----------           ----------

       Net loss                                                   (1,131,404)     (2,820,314)          (6,078,528)
                                                                  ==========      ==========           ==========
Basic and diluted loss per share                                       (0.36)          (0.95)
                                                                  ==========      ==========

Weighted average number of shares outstanding                      3,121,479       2,979,541
                                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
          -------------------------------------------------------------
                      (in U.S. dollars, except share data)

                                                                                                       Deficit
                                                                                                     accumulated
                                                                    Additional       Deferred        during the
                                         Number of       Share       paid-in       stock - based     development
                                           shares       capital      capital       Compensation         stage             Total
                                           ------       -------      -------       ------------         -----             -----
   Balance - December 31, 1997            2,419,333       2,419       730,582        (241,112)        (2,126,810)      (1,634,921)
Stock issued pursuant to consulting
   agreement                                 75,000          75       654,925        (655,000)             -                -

Initial public offering in February
   1998                                     525,000         525     3,432,502            -                 -            3,433,027
Stock issued in connection with
   short-term debt financing                 20,000          20        99,980            -                 -              100,000
Additional stock pursuant to founders
   agreement for nominal consideration       35,000          35          -               -                 -                   35
Warrants issued pursuant to private
   placement of units                         -             -          21,600            -                 -               21,600
Options granted pursuant to
   consulting agreement                       -             -           1,600          (1,600)             -                -
Amortization of unearned compensation         -             -            -            658,029              -              658,029

Net loss                                      -             -            -               -            (2,820,314)      (2,820,314)
                                          ---------       -----     ---------        --------         ----------       ----------

   Balance - December 31, 1998            3,074,333       3,074     4,941,189        (239,683)        (4,947,124)        (242,544)
Stock issued pursuant to consulting
   agreement - January 1999                   4,000           4         7,996          (8,000)             -                -
Stock issued pursuant to consulting
   agreement - February 1999                 15,000          15          -                                 -                   15
Stock issued pursuant to consulting
   agreement - February 1999                 22,500          23        69,977         (70,000)             -                -
Stock issued pursuant to consulting
   agreement - April 1999                    15,000          15        12,173         (12,188)             -                -
Warrants issued pursuant to
   consulting agreement - April 1999          -             -          10,260            -                 -               10,260
Amortization of deferred stock -
   based compensation                         -             -            -            325,808              -              325,808

Net loss                                      -             -            -               -            (1,131,404)      (1,131,404)
                                          ---------       -----     ---------        --------         ----------       ----------

   Balance - December 31, 1999            3,130,833       3,131     5,041,595          (4,063)        (6,078,528)      (1,037,865)
                                          =========       =====     =========        ========         ==========       ==========

The accompanying notes are an integral part of the financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                (in U.S. dollars)

                                                                                                              Cumulative from
                                                                                                                inception
                                                                                    Year ended                      to
CASH FLOWS - OPERATING ACTIVITIES                                                  December 31,                 December 31,
                                                                              ------------------------        ---------------
                                                                                 1999          1998                1999
                                                                              ----------    ----------          ----------
Net loss                                                                      (1,131,404)   (2,820,314)         (6,078,528)
Adjustments to reconcile net loss to net cash used in operating activities -
Items not involving cash flows:
  Depreciation and amortization                                                  397,058       950,009           1,884,672
  Loss on sale of fixed assets                                                    13,817            --              13,817
  Financing expenses paid via the issuance of common stock                            --       100,000             100,000
  Consulting expenses paid via the issuance of common stock
  and warrants                                                                    10,275            --              10,275
  Increase (decrease) in net liability for severance pay                         (15,885)       11,026              15,141
  Accrued interest on loans and notes payable                                         --            --             210,016
  Write-down of long term investment                                             180,000       485,000             665,000
  Write-off of leasehold improvements                                                 --        20,453              20,453
  Changes in operating assets and liabilities:
  Decrease (increase) in receivables and prepaid expenses                        300,355      (295,061)             (7,866)
  Increase (decrease) in accounts payable                                       (124,138)       90,343             (16,280)
  Increase (decrease) in other current liabilities                               316,449       (64,691)            303,158
                                                                              ----------    ----------          ----------
Net cash provided by (used in) operating activities                              (53,473)   (1,523,235)         (2,880,142)
                                                                              ----------    ----------          ----------
CASH FLOWS - INVESTING ACTIVITIES
Loan provided to another company                                                      --      (835,000)           (835,000)
Additions to property and equipment                                              (12,102)     (112,317)           (371,819)
Proceeds from disposal of fixed assets                                            42,100            --              42,100
Decrease (increase) in restricted cash                                            46,439      (101,259)            (84,820)
                                                                              ----------    ----------          ----------
    Net cash used in investing activities                                         76,437    (1,048,576)         (1,249,539)
                                                                              ----------    ----------          ----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuance of share capital                                               --            35               2,264
Proceeds from issuance of notes payable                                               --       600,000           1,000,000
Repayment of notes payable                                                            --      (400,000)           (400,000)
Proceeds of loans from shareholders, net                                              --            --             919,600
Repayment of loans from shareholders                                                  --      (968,000)           (968,000)
Repayment of loan from related party                                                  --       (13,947)                 --
Repayment of long-term loan                                                           --      (120,000)                 --
Proceeds from long-term bank credit                                                   --        58,859              95,969
Repayment of long-term bank credit                                               (40,935)      (37,110)            (78,045)
Increase in bank short term credit                                                 9,904        11,047             108,899
Public offering of common stock                                                       --     3,433,027           3,433,027
Proceeds from short-term bank loan                                                    --        24,038              24,038
                                                                              ----------    ----------          ----------
    Net cash provided by (used in) financing activities                          (31,031)    2,587,949           4,137,752
                                                                              ==========    ==========          ==========
    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                           (8,067)       16,138               8,071
CASH AND CASH EQUIVALENTS - BEGINNING
    OF PERIOD                                                                     16,138            --                  --
                                                                              ----------    ----------          ----------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                                      8,071        16,138               8,071
                                                                              ==========    ==========          ==========

The accompanying notes are an integral part of the financial statements

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

            In August 1996, Ambient purchased substantially all of the assets and assumed substantially all of the liabilities of Gen Technologies, Inc., a smart card research and development company, at their approximate book value, including the capital stock of its subsidiary, Gen Tec Ltd. (which subsequently changed its name to Ambient Ltd.). The results of operations of Gen Technologies, Inc. prior to the acquisition were not material. Ambient and its subsidiary are collectively referred to herein as "the Company."

            The Company has recently commenced the design and development of products and services in the field of electronics commerce, internet and telephony activities.

            The Company's activities are currently centered in two distinct areas; the completion of the design and development of a unique technology designed to facilitate the provision of rapid power line telecommunication (PLT) services to ordinary business and personal consumers and the establishment, initially in Israel, of nationwide screen phone network that design to enable internet access for consumers who do not have access to, or unable, or unwilling to use, personal computers.

            The Company has not generated any revenues since inception.

      B.    Going concern assumption

            The Company incurred a net loss in 1999 of approximately $1.1million (and approximately $6.1 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.7million and a shareholders' deficiency of approximately $1.1million as of December 31, 1999. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization.

            In February 2000, the Company issued $1,000,000, 10% convertible debentures to private investors. The debentures mature on February 28, 2002 (see Note 15).

            Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital; (ii) seeking out strategic partnerships;
            (iii) negotiating with a number of companies to install pilot projects; and (iv) diversification through establishment of new subsidiaries in the fields of internet technology and communications. In management's estimation, the above measures, if substantially realized, should enable the Company to continue operating through at least December 31, 2000, although there can be no assurance of this.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL (cont.)

      B.    Going concern assumption (cont.)

            In order to reduce its fixed costs until the above measures are partially or fully realized, during 1999, the Company terminated the employment of most of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries and salaries related amount to its remaining employees and to related institutions for several months.

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

      D.    Nature of industry

            The industries in which Company conducts business is characterized by rapid changes. Internet and internet related products quickly become out of date because of technological and other advances. Accordingly, the industry is typified by the constant need to develop and introduce new and enhanced products, which may result in substantial costs without any guarantee that such new products or enhancements will produce significant revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a basis consistent with prior years, are as follows:

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

      F.    Stock-based compensation

            The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to this accounting standard, the Company records compensation for stock and stock options granted to employees at the date of grant based on the difference, if any, between the cost to the employee of the stock or options (including exercise price) and the market value of the Company's stock at that date. Deferred compensation is amortized to compensation expense over the vesting period of the stock or options. Grants to non-employees are accounted for at fair value as of the date of grant in accordance with Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") of the FASB. The pro forma effects of the application of SFAS 123 with respect to grants to employees are presented in Note 16.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

      G.    Loss per share

            Loss per share is presented in accordance with Statement No. 128 ("SFAS 128") of the FASB, "Earnings per Share." Pursuant to this standard, basic earnings (loss) per share exclude the dilutive effects of convertible securities and are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilutive effect of all convertible securities and are presented in the financial statements with the same prominence as basic earnings per share. Diluted loss per share information has not been separately presented herein since the Company has recorded a net loss for all years presented and, accordingly, the effect of potentially dilutive securities is antidilutive. Retroactive recognition has been given in the calculation of basic loss per share to shares issued for nominal consideration prior to the Company's initial public offering.

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

NOTE 3 - RESTRICTED CASH

            In connection with a line of credit and short-term loan from a bank (see Note 6), the Company is required to maintain a compensating balance which is restricted for a period of up to one year. The restricted balance amounted to $ 84,820 as of December 31, 1999 (December 31, 1998 - $131,259).

NOTE 4 - LONG TERM INVESTMENT

            On May 20, 1998, a letter of intent was signed between the Company and Ordacard Hi-Tech Industries (1995) Ltd. ("Ordacard"), an Israeli manufacturer of plastic ID and bank cards, relating to a proposed merger with Ordacard, which was to be consummated by December 31, 1998.

            Pursuant to the letter of intent, the Company was to provide $1,000,000 of loans to Ordacard - $350,000 upon execution of the letter of intent and $650,000 by July 1, 1998. The loans were to be evidenced by two convertible promissory notes, secured by Ordacard's assets and subordinated to Ordacard's secured bank loans in existence as of the date of payment. The notes were to bear interest at an annual rate of 6%. In addition, the Company was to carry out a private or public offering of equity securities with minimum net proceeds (after commissions and expenses) of $7.5 million by December 31, 1998. Since the merger and the equity financing were not consummated by December 31, 1998, the Company had the option to demand full payment of the aggregate outstanding principal and accrued interest on the notes through the date of payment, or convert, at its sole option, the aggregate outstanding principal and interest into 50,000 shares of Ordacard.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 4 - LONG TERM INVESTMENT (cont.)

            The Company provided the $350,000 loan upon execution of the letter of intent and provided additional cash advances during the third quarter of 1998 in the total amount of $485,000, such that the amounts provided to Ordacard by the Company aggregated $835,000. During 1999 the Company has elected to convert the loan into 36,490 shares of Ordacard common stock, and has written down the investment to its estimated fair value of $170,000 (1998, Loan Term Receivable
            - $350,000).

NOTE 5 - PROPERTY AND EQUIPMENT
                                                            December 31
                                                    --------------------------
                                                       1999             1998
                                                    ---------        ---------
            Computers                                 104,437          104,437
            Machinery and equipment                    63,164           63,164
            Furniture and office equipment             40,346           40,346
            Leasehold improvements                     12,102                -
            Motor vehicles (*)                         44,879          120,373
                                                    ---------        ---------
                                                      264,928          328,320
            Less - accumulated depreciation           129,630           92,057
                                                    ---------        ---------
                                                      135,298          236,263
                                                    =========        =========

(*) The motor vehicles are pledged as collateral for a long-term bank loan.

NOTE 6 - CREDITS

      A.    Short-term credit

                                                                Interest rate               December 31
                                                                -------------      ---------------------------
                                                                 At December          1999              1998
                                                                 -----------       ----------         --------
                                                                  31, 1999
                                                               ---------------
                Current maturities of long-term bank credit        14%-16%              7,966           20,973
                Bank overdraft line of credit                        18%              132,937           98,995
                Short-term bank loan                                 14%                    -           24,038
                                                                                   ----------         --------
                                                                                      140,903          144,006
                                                                                   ==========         ========

      B.    Long-term bank credit

            Consists of vehicle financing loans in the aggregate amount of $17,924, payable in monthly installments through 2002, including interest at various market rates. Current maturities in 2000 amount to $7,966.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 7 - NOTES PAYABLE

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

            In February 2000 the Company entered into an agreement to convert these notes to equity. Principal and interest of approximately $700,000 were converted into 3,490,000 shares of the Company's common stock.

NOTE 8 - OTHER CURRENT LIABILITIES

                                                           As of December 31
                                                      --------------------------
                                                         1999             1998
                                                      ---------        ---------
             Accrued vacation                            23,560           27,125
             Employees and officers                      99,797            1,472
             Accrued liabilities                        190,930           72,312
             Related parties                            177,426           74,355
                                                      ---------        ---------
                                                        491,713          175,264
                                                      =========        =========

NOTE 9 - LIABILITY FOR SEVERANCE PAY

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

            Expenses relating to severance pay benefits were $22,560 and $23,564 in 1999 and 1998, respectively.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 10 - CONTINGENT LIABILITIES AND COMMITMENTS

      A. In connection with its research and development, the Company received participation payments from the Office of the Chief Scientist of $231,767, $230,452 and $95,976 for the years 1999, 1998 and 1996, respectively. In return for such participation, the Company is committed to pay royalties at a rate of 3%-5% of sales of the product, up to 100% of the amount of grants received (1998 - $220,364 included in receivables and prepaid expenses).

      B. The Company is committed to pay royalties to a shareholder of its subsidiary, in connection with technology transferred by him to the Company, at rates of between 15% and 20% of the net proceeds from all sales, less the cost of components, as defined in an agreement with the shareholder.

      C. The Company is obligated to pay to an affiliated company up to $1,000,000 to meet its financing needs (see Note 15).

      D. The Company's Israeli subsidiary is party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 11 - SHAREHOLDERS DEFICIENCY

      A.    General

            As of December 31, 1999 and 1998, Ambient's authorized share capital consisted of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock of $0.001 par value per share. 3,130,833 and 3,074,333 shares of common stock were issued and outstanding as of December 31, 1999 and 1998, respectively. Holders of common stock are entitled to participate equally in the payment of cash dividends and in stock dividend distributions and, in the event of the liquidation of the Company, in the distribution of assets after satisfaction of liabilities to creditors. Each share of common stock is entitled to one vote on all matters to be voted on by shareholders. As of december 31, 1999 no preferred shares were issued.

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

            During 1998, 80,000 stock options were granted under the plan to a consultant of the Company. The exercise price of the options was $6 and the options were exercisable until August 1, 1999. Compensation expense of $1,600 was recorded in respect of this grant. The stock options expired on August 1, 1999.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 - SHAREHOLDERS EQUITY (DEFICIENCY) (contd.)

            During 1999, 170,000 stock options were granted to the Chief Financing Officer (51,000 stock options) and to the former Chief Executive Officer (119,000 stock options) under the "1998 Stock Option Plan". To date, a total of 220,000 shares of common stock have been reserved for issuance upon exercise of stock options granted under the 1998 Option Plan.

            Since the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and since the exercise prices were set at no less than 100% of the share's price no compensation expenses were recorded in respect of theses grants. For pro - forma effect see Note 16.

            The total number of stock options as of December 31, 1999 is 170,000.

      C.    Stock issuances to consultants

            During 1999, the Company issued to certain consultants 56,500 shares of common stock for their services. The Company recorded deferred compensation of $90,188 in respect of these issuances, based on the fair value of the shares at the date of issuance. The deferred compensation was amortized over the period of the service.

      D.    Warrants issuance to consultant

            During 1999, the Company issued to a certain consultant 18,000 warrants for past services. The exercise price of the warrants was $1.88 and the warrants are exercisable until April 2006. The Company recorded expenses of $10,260 in respect of this issuance, based on the fair value of the warrants at the date of issuance.

            The total number of warrants outstanding as of December 31, 1999 is 138,000 (see Note 7).

      E.    Commitments for stock options issuance

            (1) In March 2000 the Company undertook to issue to Company's C.F.O additional options (see Note 14A).

            (2) Pursuant to the letter appointment, dated March 2000, of the Vice President, the Company undertook to issue to him upon and subject to the adoption of a new Company stock option plan (i) options for 5,000 shares of common stock of the Company following 12 months of employment with the Company as Vice President, and (ii) an additional 5,000 options to vest following 24 months of employment with the Company as Vice President.

            (3) In March 2000 The Company undertook to issue to the, chief technology officer of a Company subsidiary, subject to (and upon) the adoption of a new Company employee stock option plan at the Company's Annual stockholders meeting to be held in 2000, (i) 50,000 options from such any newly adopted plan, such options to vest following 12 months of continuous employment with PLT Solutions Inc. and (ii) an additional 50,000 options vesting following 24 months of continuous employment with PLT Solutions Inc., in each case at an exercise price per share to be agreed upon at a future date.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 12 - INCOME TAXES

      A.    Tax loss carryforwards

            Due to the uncertainty of realizing the benefit of the Company's tax loss carryforwards of approximately $6 million, a valuation allowance for the entire amount of related deferred tax asset has been recorded.

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

            The benefits are subjected to certain conditions, that some of them have not been fulfilled as of the balance sheet date.

NOTE 13 - OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

            Operating, general and administrative expenses in 1999 include approximately $96,000 of marketing advisory and other consulting fees (1998 - approximately $518,000), which were primarily paid via the issuance of common shares.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

                                                                Year ended December 31
                                                             1999                     1998
                                                           --------                ---------
            Rent                                                  -                  $62,400
                                                           ========                =========
            Salary                                          $89,657                *$135,728
                                                           ========                =========
            Proceeds from disposal of vehicles              $42,100                        -
                                                           ========                =========
            Restricted stock awards                         170,000                        -
                                                           ========                =========

      * Including $52,484 salary to the Chief Finance Officer, who serves as a Director since 1999.

      A. The Company entered into an employment agreement in March 2000 with the Chief Finance Officer ("C.F.O") pursuant to which he is employed as the Company's Chief Financial Officer for a one year term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the expiration date. The C.F.O. currently receives an annual salary of $72,000. Subject to the adoption of a new stock option plan, the C.F.O. was granted 50,000 options to purchase, at a nominal price, shares of common stock of the Company. The C.F.O. has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      B. During March 2000 the Chairman entered into an employment contract with the Company's subsidiary, PLT Solutions Inc. He receives $3,000 per month in salary and $7,500 annually for serving on the Company's Board, and subject to the adoption of a new stock option plan, the Chairman was granted 100,000 options to purchase, at a nominal price, shares of common stock of the Company at an exercise price of $0.01 per share. The employment agreement is for one year beginning March 2000 and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. The Chairman has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      C. In February 12, 1998, the Company entered into a two-year employment agreement with the former President and Chief Executive Officer of the Company. Under the agreement, the former President received an annual salary of $60,000. As of December 31, 1998, former President loaned the Company $53,367, bearing 10% interest. The Company used $30,000 from such loans for general working capital purposes. The remaining $23,367 was loaned in the form of unpaid accrued salaries. The former President resigned from his position with the Company in September 1999. In connection with his resignation, the Company agreed to (i) remit to the former President, upon the completion of public offering of the Company's stock, $20,000, plus interest at a per annum rate of 10%, as reimbursement for amounts owed him (ii) maintain on the Company's records unpaid salary owed to the former President in the amount of $75,329 until such time as the per share closing price of the Company's common stock is at least $2.00, for a consecutive 10 day period. The former President received 119,000 vested options in May 1999 under the Company's 1998 Stock Option Plan.

NOTE 15 - POST - BALANCE SHEET EVENTS

      A. The Company has established wholly owned subsidiaries, PLT Solutions Inc. ("PSI"), registered in United States, and Insulated Connections Corporation Limited ("ICC"), registered in Israel, to promote and develop a unique technology designed to facilitate the take - off of Power Line Telecommunication ("PLT") in the United States and Japan. PLT enables existing electricity power lines to be used for Internet, telephone and data transfer to all homes and offices. In practice PLT is not currently in use due to power utility infrastructure limitations. PSI provides patented technology for transmitting data over the power lines with, the Company believes, compelling economic and

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

            practical benefits for power companies, telecommunication, and Internet providers/integrators to incorporate PSI's product and technology offering in their product and services repertoire.

      B. The Company acquired a 40% interest in a newly established Israeli company, Kliks.com Ltd. ("Kliks"), which is engaged in designing and establishing a nationwide Screen Phone network in Israel. The network will enable Internet access for a wide spread of the population who are less familiar with the use of personal computers (PC's).
            Top management has been recruited.
            The Company shall be entitled, but not obligated, to purchase up to 10% of Kliks' share capital upon the payment of $250,000 to Kliks. The Company shall pay (by way of equity investment) to Kliks up to $1,000,000 to meet the financing needs of Kliks. The Company shall not be issued any additional shares or securities of any kind for such payments.
            From the period January 2000 to April 2000, the Company paid $150,000 as part of this commitment.

      C. In February 2000, the Company issued $1,000,000, 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In January 2000, the investors pre-funded $250,000 of this obligation. The debentures mature on February 28, 2002.
            The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share.

            In connection with the issuance of the 10% convertible debentures, the Company issued to debenture holders warrants to purchase, in the aggregate, 625,000 of the Company's common shares at an exercise price per share of $1. The warrants expire in April 2003. In connection with the sale of the convertible debentures the company also issued to a consultant warrants to purchase 1.3 million shares of common stock. The warrants are exercisable at a price of $1 per share and expire in February 2002. The related deferred compensation costs of $2.4 million will be amortized over the life of the convertible debentures.

      D. In February 2000 the Company entered into an agreement with a certain lender to convert a loan to equity. Principle and interest of approximately $700,000 were converted into 3,490,000 shares of the Company's common stock.

      E. The Company entered into various marketing and financial consulting agreements in February and March 2000. Under these agreements the Company will issue 2,691,000 shares of common stock and pay $8,000 per month as compensation. The agreements terminate on or before March 2001.

            The related compensation costs of $11 million will be allocated to the statement of operations in parallel to attainment of the service.

NOTE 16 - PRO FORMA EFECT OF SFAS 123

            Had compensation cost for the Company's stock compensation plan been determined based on fair value as of the date of grants for awards made in 1999 under such plan in accordance with SFAS

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

            No. 123, instead of APB No. 25, the Company's pro forma net loss and loss per share for the year ended December 31, 1999, would have been as follows:

                  Pro forma net loss                     (1,186,340)
                                                         ==========
                  Pro forma loss per share                    (0.38)
                                                         ==========