Form 10QSB
period 2000-03-31
AMBIENT CORP /NY
filed 2000-06-05
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

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

                     22 Beit Hadofus Jerusalem 95483 Israel
          (Address of principal executive offices, including zip code)

                                  888-861-0205
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |X| No |_|

      As of May 31, 2000, Ambient Corporation had outstanding 9,714,083 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |X| No |_|

,

                                      Index

PART I -- CONDENSED FINANCIAL INFORMATION

Item 1 -- Financial Statements*

      Consolidated Balance Sheet as of December 31, 1999 and March 31, 2000

      Consolidated Statement of Operations for the Three Months Ended March 31, 2000 and 1999, and cumulative from inception to March 31, 2000

      Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999, and cumulative from inception to March 31, 2000

      Notes to the Condensed Consolidated Financial Statements

Item 2--Plan of Operations

PART II--OTHER INFORMATION

Item 1-- Legal Proceedings

Item 2-- Changes in Securities and Use of Proceeds

Item 3-- Defaults upon Senior Securities

Item 4-- Submission of Matters to a vote of Security Holders

Item 5-- Other Information

Item 6-- Exhibits and Reports on Form 8-K

Signatures

      *The Financial Statements as of December 31, 1999 derives from audited financial statements at that date. All other financial statements are unaudited.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           UNAUDITED CONDENSED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO UNAUDITED CONDENSED INTERIM
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

INDEPENDENT ACOUNTANTS' REVIEW REPORT                                     1-2

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                            3

   Statement of Operations                                                  4

   Statement of Changes in Shareholders' Deficiency                         5

   Statement of Cash Flows                                                  6

   Notes to the Condensed Interim Consolidated Financial Statements      7-10

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
Ambient Corporation

We have reviewed the accompanying condensed interim consolidated balance sheet of Ambient Corporation (a development stage company) and subsidiaries (collectively, "the Company") as of March 31, 2000, and the related condensed consolidated statements of operations, changes in shareholders' deficiency and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We have not audited or reviewed the comparative amounts for the three-month period ended March 31, 1999. Accordingly, we do not express an opinion or any other form of assurance thereon.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements as of March 31, 2000 for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss in the three-month period ended March 31, 2000 of approximately $2.9 million (and approximately $8.9 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.3 million and a shareholders' deficiency of approximately $0.6 million as of March 31, 2000. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998 and raised debt financing, through convertible debentures in the amount of $1 million (before expenses) in February 2000, and an additional $500,000 (before expenses) in April 2000, it has substantially utilized all of such proceeds. The Company's continued existence as a going concern is dependent on obtaining additional financing for product development and commercialization. The Company continues to seek out other potential sources of equity capital, but there can be no assurance that it will be able to do so in the foreseeable future. The Company's Management estimates that the existing funds will enable the Company to operate through August, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statements of financial position of the Company as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficiency, and cash flows (not presented herein) for the year then ended and in our report dated April 13, 2000, we expressed an unqualified opinion on those consolidated financial statements, with an emphasis paragraph describing the substantial doubt regarding the Company's continued existence as a going concern. In our opinion, the information set forth in the accompanying condensed interim consolidated financial statements as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
June 4, 2000

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      (in U.S. dollars, except share data)

                                                                       As of           As of
                                                                     March 31,      December 31,
                                                                     ---------      ------------
                                                                      2 0 0 0         1 9 9 9
                                                                      -------         -------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            118,942          8,071
   Restricted cash                                                       87,567         84,820
   Receivables and prepaid expenses                                      74,967         34,821
                                                                    -----------    -----------
       Total current assets                                             281,476        127,712
                                                                    -----------    -----------
LONG TERM INVESTMENTS                                                   304,622        170,000
                                                                    -----------    -----------
PROPERTY AND EQUIPMENT
   Cost                                                                 266,448        264,928
   Less - accumulated depreciation                                     (141,888)      (129,630)
                                                                    -----------    -----------
       Property and equipment, net                                      124,560        135,298
                                                                    -----------    -----------
       Total assets                                                     710,658        433,010
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Short-term credit                                                     67,730        140,903
   Accounts payable                                                     172,729        212,967
   Other current liabilities                                            384,851        406,713
                                                                    -----------    -----------
       Total current liabilities                                        625,310        760,583
                                                                    -----------    -----------
LONG-TERM LIABILITIES
   Long-term bank credit                                                  8,409          9,958
   Notes payable                                                             --        685,000
   Convertible debentures                                               708,330             --
   Liability for severance pay                                               --         15,334
                                                                    -----------    -----------
       Total long-term liabilities                                      716,739        710,292
                                                                    -----------    -----------
       Total liabilities                                              1,342,049      1,470,875
                                                                    -----------    -----------

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS' DEFICIENCY
   Common stock $0.001 par value; authorized - 20,000,000 shares;
      issued and outstanding - 9,381,833 and 3,130,833 shares,
      respectively                                                        9,382          3,131
   Additional paid-in capital                                        19,965,460      5,041,595
   Deferred stock - based compensation                              (11,658,915)        (4,063)
   Deficit accumulated during the development stage                  (8,947,318)    (6,078,528)
                                                                    -----------    -----------
       Total shareholders' deficiency                                  (631,391)    (1,037,865)
                                                                    -----------    -----------
       Total liabilities and shareholders' deficiency                   710,658        433,010
                                                                    ===========    ===========

The accompanying notes constitute an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in U.S. dollars, except share data)

                                                                                                     Cumulative from
                                                              Three-month period        Year ended    inception to
                                                                Ended March 31,        December 31,     March 31,
                                                                ---------------        ------------     ---------
                                                            2 0 0 0        1 9 9 9       1 9 9 9         2 0 0 0
                                                            -------        -------       -------         -------
                                                      Note       (Unaudited)                           (Unaudited)
                                                      ----       -----------                           -----------
Research and development expenses                              69,030       104,235       340,287       1,790,867
Less - participation by the Office of the
    Chief Scientist of the State of Israel                         --        10,387       231,767         558,195
                                                           ----------    ----------    ----------      ----------
                                                               69,030        93,848       108,520       1,232,672

Operating, general and administrative
    expenses                                           2    1,140,340       111,269       684,234       4,775,965
Other expenses                                         3    1,512,500            --            --       1,512,500
                                                           ----------    ----------    ----------      ----------
                                                            2,652,840       111,269       684,234       6,288,465

       Operating loss                                      (2,721,870)     (205,117)     (792,754)     (7,521,137)

Financing expenses, net                                      (149,602)     (200,013)     (332,546)     (1,419,172)
Other income (expenses), net                                   18,060            --        (6,104)          8,369
Company's share in net losses of affiliates                   (15,378)           --            --         (15,378)
                                                           ----------    ----------    ----------      ----------

       Net loss                                            (2,868,790)     (405,130)   (1,131,404)     (8,947,318)
                                                           ==========    ==========    ==========      ==========

Basic and diluted loss per share                                (0.49)        (0.13)        (0.36)
                                                           ==========    ==========    ==========

Weighted average number of shares
    Outstanding                                             5,892,386     3,074,333     3,121,479
                                                           ==========    ==========    ==========

The accompanying notes constitute an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                      (in U.S. dollars, except share data)

                                                                                                     Deficit
                                                                                                   accumulated
                                                                      Additional  Deferred stock   during the
                                           Number          Share       paid-in       - based       development
                                         of shares        capital      capital     Compensation       stage          Total
                                         ---------        -------      -------     ------------       -----          -----
Three-month period ended
   March 31, 2000
-------------------------
      (Unaudited)
   Balance - December 31, 1999             3,130,833         3,131     5,041,595        (4,063)    (6,078,528)    (1,037,865)

Waiver of liability due to related
   party - January 2000                           --            --        75,328            --             --         75,328
Stock issued in respect of
   conversion of debt - February 2000      3,490,000         3,490       688,343            --             --        691,833
Stock issued pursuant to consulting
   agreement - February 2000                 700,000           700     2,099,300    (2,100,000)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                 180,000           180       539,820      (540,000)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                  70,000            70       192,430      (192,500)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                  25,000            25        68,725       (68,750)            --             --
Warrants issued pursuant to
   consulting agreement - February 2000           --            --     1,500,000    (1,500,000)            --             --
Warrants issued to convertible
   debentures' holders - February 2000            --            --       161,376            --             --        161,376
Stock issued pursuant to consulting
   agreement - February 2000                 589,750           590     1,768,660    (1,769,250)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                 300,000           300     1,246,560    (1,246,860)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                    250,000           250     1,499,750    (1,500,000)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                    100,000           100       587,400      (587,500)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                    346,250           346     2,033,873    (2,034,219)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                    200,000           200     1,149,800    (1,150,000)            --             --
Stock to be issued pursuant to
   settlement agreement                           --            --     1,312,500            --             --      1,312,500
Amortization of deferred stock -
   based compensation                             --            --            --     1,034,227             --      1,034,227
Net loss                                          --            --            --            --     (2,868,790)    (2,868,790)
                                         -----------   -----------   -----------   -----------    -----------    -----------
   Balance - March 31, 2000                9,381,833         9,382    19,965,460   (11,658,915)    (8,947,318)      (631,391)
                                         ===========   ===========   ===========   ===========    ===========    ===========
Year ended December 31, 1999
   Balance - December 31, 1998             3,074,333         3,074     4,941,189      (239,683)    (4,947,124)      (242,544)
Stock issued pursuant to consulting
   agreement - January 1999                    4,000             4         7,996        (8,000)            --             --
Stock issued pursuant to consulting
   agreement - February 1999                  15,000            15            --            --             --             15
Stock issued pursuant to consulting
   agreement - February 1999                  22,500            23        69,977       (70,000)            --             --
Stock issued pursuant to consulting
   agreement - April 1999                     15,000            15        12,173       (12,188)            --             --
Warrants issued pursuant to
   consulting agreement - April 1999              --            --        10,260            --             --         10,260
Amortization of deferred stock -
   based compensation                             --            --            --       325,808             --        325,808
Net loss                                          --            --            --            --     (1,131,404)    (1,131,404)
                                         -----------   -----------   -----------   -----------    -----------    -----------
   Balance - December 31, 1999             3,130,833         3,131     5,041,595        (4,063)    (6,078,528)    (1,037,865)
                                         ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes constitute an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                     Cumulative from
                                                               Three-month period     inception to
CASH FLOWS - OPERATING ACTIVITIES                                ended March 31,        March 31,
                                                                 ---------------        ---------
                                                             2 0 0 0       1 9 9 9       2 0 0 0
                                                             -------       -------       -------
                                                           (Unaudited)   (Unaudited)   (Unaudited)
Net loss                                                   (2,868,790)     (405,130)   (8,947,318)

Adjustments to reconcile net loss to net cash used in
   operating activities -
Items not involving cash flows:
  Depreciation and amortization                                31,297       133,019     1,590,161
  Loss on sale of fixed assets                                     --            --        13,817
  Financing  consulting and other expenses paid via the
     issuance of common stock and warrants                  2,346,727        70,001     2,782,810
  Increase (decrease) in net liability for severance pay      (15,334)       16,570          (199)
  Accrued interest on loans and notes payable                      --            --       210,016
  Loss in affiliated company                                   15,378            --        15,378
  Write-down of long term investment                               --            --       665,000
  Write-off of leasehold improvements                              --            --        20,453
Changes in operating assets and liabilities:
  Decrease (increase) in receivables and prepaid
     expenses                                                 (40,146)      231,828       (48,006)
  Increase (decrease) in accounts payable                     (40,238)      114,250       (56,518)
  Increase (decrease) in other current liabilities             53,466      (115,807)      356,624
                                                           ----------    ----------    ----------
Net cash provided by (used in) operating activities          (517,640)       44,731    (3,397,782)
                                                           ----------    ----------    ----------
CASH FLOWS - INVESTING ACTIVITIES
Loan provided to another company                                                 --      (835,000)
Investment in affiliated company                             (150,000)           --      (150,000)
Additions to property and equipment                            (1,520)           --      (373,339)
Proceeds from disposal of fixed assets                             --            --        42,100
Increase in restricted cash                                    (2,747)           --       (87,567)
                                                           ----------    ----------    ----------
    Net cash used in investing activities                    (154,267)           --    (1,403,806)
                                                           ----------    ----------    ----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuance of share capital                            --            --         2,264
Proceeds from issuance of notes payable                            --            --     1,000,000
Proceeds from issuance of convertible debentures              857,500            --       857,500
Repayment of notes payable                                         --            --      (400,000)
Proceeds of loans from shareholders, net                           --            --       919,600
Repayment of loans from shareholders                               --            --      (968,000)
Proceeds from long-term bank credit                                --            --        95,969
Repayment of long-term bank credit                             (1,549)       (3,579)      (79,594)
Increase (decrease) in short term bank credit                 (73,173)      (53,190)       35,726
Public offering of common stock                                    --            --     3,433,027
Repayment of short-term bank loan                            (250,000)           --      (250,000)
Proceeds from short-term bank loan                            250,000            --       274,038
                                                           ----------    ----------    ----------
    Net cash provided by (used in) financing
       activities                                             782,778       (56,769)    4,290,530
                                                           ----------    ----------    ----------
    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                       110,871       (12,038)      118,942
CASH AND CASH EQUIVALENTS - BEGINNING
    OF PERIOD                                                   8,071        16,138            --
                                                           ----------    ----------    ----------
    CASH AND CASH EQUIVALENTS - END OF
       PERIOD                                                 118,942         4,100       118,942
                                                           ==========    ==========    ==========

The accompanying notes constitute an integral part of the condensed consolidated financial statements.

Non-cash transactions for the period ended March 31, 2000:

      A. Issuance of shares in respect of conversion of note payable in the amount of $700,000 (see note 3A).

      B.    Waiver of liability due to related party in the amount of $75,328.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

                   NOTE 1 - BASIS OF PRESENTATION AND GENERAL

A. The unaudited condensed interim consolidated financial statements as of March 31, 2000 and for the three-month period then ended ("interim financial statements") of Ambient Corporation and subsidiaries. (collectively "the Company") and subsidiaries should be read in conjunction with the audited financial statements of the Company as of December 31, 1999 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

B. The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The accounting principles applied in the preparation of these interim financial statements are consistent with those principles applied in the preparation of the most recent annual audited financial statements.

C.    Description of business

      Ambient Corporation ("Ambient"), a development stage company, was founded in June 1996 to design and develop advanced smart card interface technology. The Company has ceased its research and design efforts in the smart card interface technology area.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

               NOTE 1 - BASIS OF PRESENTATION AND GENERAL (contd.)

D.    Going concern assumption

      The Company incurred a net loss in the three-month period ended March 31, 2000 of approximately $2.9 million (and approximately $8.9 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $344,000 and a shareholders' deficiency of approximately $0.6 million as of March 31, 2000. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's Management estimates that the existing funds will enable the Company to operate through August 2000. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization.

      In February 2000, the Company issued $1,000,000, 10% convertible debentures to private investors and an additional $500,000 in April 2000. The debentures mature on February 28, 2002. (See Note 3B and D).

      Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital; (ii) seeking out strategic partnerships; (iii) negotiating with a number of companies to install pilot projects; and (iv) diversification through establishment of new subsidiaries in the fields of internet technology and communications. In management's estimation, the above measures, if substantially realized, should enable the Company to continue operating through at least March 31, 2001, although there can be no assurance of this.

      The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

E.    Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 2 - OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

            Including $946,000 in stock-based compensation (three month period ended March 31, 1999 $318,000, year ended December 31, 1999 - $180,000).

NOTE 3 - SIGNIFICANT EVENTS

      A. During the period the Company issued 3,490,000 shares in consideration of an outstanding note payable in an approximate amount (principal plus accrued interest) of $700,000. The share price at the date of issuance was $3.

      B. In February 2000, the Company issued $1,000,000 10% convertible debentures to private investors. Net proceeds of the issuance amounted to $875,500. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In April 2000, the debenture holders pre-funded $500,000 of this commitment and, in consequence thereof, the Company issued an additional $500,000 of its 10% convertible debentures.

            In April 2000, the debenture holders pre-funded $500,000 of such amount, in consequence of which the Company issued an additional $500,000 of the 10% convertible dentures.

            The debentures are convertible into shares of the Company's common stock at a conversion rate of $0.40 per share, subject to adjustments under certain conditions. The debentures are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 9.99%. The debentures mature in February 2002.

            In connection with the issuance of the 10% convertible debentures, the Company issued to debenture holders warrants to purchase, in the aggregate, 937,500 of the Company's common shares at an exercise price per share of $1 per share. The warrants are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 9.99%. The warrants expire in February 2003.

            Under its agreements with the debenture holders, the Company is obligated to pay late fees as liquidated damages to the debenture holders because it has not filed a registration statement in respect of the resale of shares issuable upon the conversion of the debentures and the shares issuable upon exercise of the warrants issued in conjunction with the debentures. However, these amounts are not payable in the event that such registration statement is declared effective by June 16, 2000. If the Company is obligated to pay these liquidated damages, the amount that it must pay to the debenture holders will be equal to (A) 2% of the principal amount of all the debentures for the period from April 2, 2000 through the 30 day thereafter, and (B) 3% of the principal amount thereof for each subsequent 30 day period as well as an additional (X) 2% of the principal amount of the debenture for the period May 17, 2000 through the 30th day thereafter and (Y) 3% of the principal amount thereof for each subsequent 30 day period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 3 - SIGNIFICANT EVENTS (contd.)

      C. In February 2000, the Company entered into a one year agreement with a consultant ("consultant") for the provision of financial and investment services to the Company. In consideration for such services, the Company issued the consultant warrants to purchase 1,500,000 shares of the Company's common stock for $0.01 per share, only to the extent that after exercise, the beneficial ownership of the consultant in the Company's outstanding shares of common stock does not exceed 4.99% of the Company's outstanding common shares. Such warrants are exercisable until February 2002. The compensation expense for the period ended March 31, 2000 with respect to this agreement amounted to $88,356.

      D. In connection with a planned offering of the Company's stock held by certain stockholders, the Company took upon itself a number of undertakings.

            The Company has agreed to bear all costs, expenses and fees of registration of the shares of common stock offered by the selling stockholders for resale other than the legal fees and expenses of counsel or other advisors to the selling stockholders. Any brokerage commissions, discounts, concessions or other fees, if any, payable to broker-dealers in connection with any sale of the shares of common stock will be borne by the selling stockholders selling those shares or by the purchasers of such shares.

            In addition the Company has agreed to indemnify each debenture holder against certain liabilities, including liabilities arising under the Securities Act.

            The Company has agreed to indemnify certain selling stockholders, or their transferees, or assignees against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments to which such selling stockholders, or their respective pledges, donees, transferees or other successors in interest, may be required to make in respect thereof.

NOTE 4 - OTHER EXPENSES

            Certain parties contended that the Company guaranteed, in a prior year, the repayment of an outstanding third-party loan obligation, which contention the Company denies. In settlement of the dispute, the Company, on April 14, 2000, entered into a settlement agreement with such parties pursuant to which it undertook to pay to said claimants, in the aggregate, $200,000 and issued to them an aggregate of 250,000 shares of the Company's common stock. Accordingly, the Company has recorded to its operating expenses for the three month period ended March 31, 2000, an expense in the amount of $1,512,500, representing the market value of the shares that were issued and the cash payment which it undertook to pay.

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

      Since our founding in June 1996, we have been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, we elected to leverage our experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of our proprietary technologies in the field of power-line- telecommunications (PLT) and screen phones. We have, in latter part of 1999, ceased all research and design efforts in the smart card area.

      We have established a subsidiary, PLT Solutions, Inc., in which we hold a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. We have designed and developed proprietary technology that overcome these infrastructure limitations. We believe that our technology will be especially attractive to Internet providers/integrators. Our wholly-owned Israeli subsidiary, Insulated Connections Corporation Ltd., undertakes all our research and development activities for PLT.

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

      To date, we have incurred net losses aggregating $8,947,318, reflecting principally general and administrative expenses and research and development expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      As of March 31, 2000, we have expended $1,232,672 on our research and development activities (net of $558,195 received from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      In February 2000, we issued $1,000,000 (before expenses and fees) of our 10% Convertible Debentures to private investors. The Debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of Debentures no later than five days after the effective date of a registration statement covering the Common Stock into which the Debentures may be converted. In April 2000, the investors pre-funded $500,000 of this obligation. The Debentures mature on February 28, 2002. The Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $0.40 per share, subject to adjustment under certain conditions.

      In connection with the issuance of the 10% Convertible Debentures, we issued to Debenture holders warrants to purchase, in the aggregate, 625,000 of our Common Shares at an exercise price per share of $1. In connection with the pre-funding of $500,000 from the additional $1,000,000, we issued warrants to purchase, in the aggregate, an additional 312,5000 shares of our common stock at an exercise price per share of $1. The warrants expire in February 2003. For penalties and late fees that may be payable by the Company see note 3 to the financial statements.

      We issued to an independent consultant warrants, exercisable through February 2002, to purchase up to 1.5 million shares of our common stock, at an exercise price per share of $0.01. As a result of the issuance of these warrants, we recognized a significant non-cash financing costs, and recorded approximately $1.5 million as deferred financing costs and charged approximately $88,000 to operations.

      In February 2000 we converted outstanding debts of approximately $700,000 in principal and accrued interest into 3,490,000 shares of our common stock. The share price at the date of issuance was $3.

      We anticipate that cash on hand, as well as the $500,000 (before fees and commissions) due to be invested upon purchase of the additional Convertible Debentures, will allow us to maintain operations through August 31, 2000. Thereafter, we will need additional financing to maintain operations. We are currently reviewing possible private sales of equity or debt with equity features. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. On February 16, 2000, we issued to private investors $1,000,000 of our 10% Convertible Debentures. The Debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of Debentures no later than five days after the effective date of a registration statement covering the Common Stock into which the Debentures may be converted. The Debentures mature on February 28, 2002. The Debentures are convertible into shares of the Company's Common Stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions.

2. In February, 2000, we issued to a consultant warrants to purchase up to 1,500,000 shares of our common stock at an exercise price per share of $0.01.

3. On February 13, 2000, we issued 3,490,000 shares in conversion of an outstanding loan owed by us in an approximate amount (principal plus accrued interest) of $700,000.

4. On February 15, 2000, we issued to a consultant 180,000 shares.

5. On February 16, 2000, we issued to a consultant 70,000 shares.

6. On February 17, 2000, we issued to a consultant 25,000 shares.

7. On February 19, 2000, we issued to a consultant 589,750 shares.

8. On February 14, and as amended on March 19, we issued to a consultant 700,000 shares.

9. On March 29, we issued to a consultant 200,000 shares.

10. On March 20, 2000, we issued to a consultant 250,000 shares.

11. On March 27, we issued to two consultants, respectively, 346,250 and 100,000 shares.

12. On February 25, we issued to a consultant 300,000 shares.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Reports on Form 8-K for the three months ended March 31, 2000

      None

      (b) Exhibit

      27.1 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: June 5, 2000                                   AMBIENT CORPORATION


                                                     /s/ Aryeh Weinberg
                                                     ------------------

                                                     Chief Executive Officer,
                                                     Chief Financial Officer