Form 10QSB/A
period 2000-03-31
AMBIENT CORP /NY
filed 2000-08-04
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

          (Address of principal executive offices, including zip code)

                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes |X| No |_|

      As of August 3, 2000, Ambient Corporation had outstanding 10,714,083 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |X| No |_|

                         AMENDMENT FOR NON-CASH CHARGES

We are amending this quarterly report on Form 10QSB-A for the quarter ended March 31, 2000 and such quarter-end financial statements. We determined that the Company should have recorded a non-cash extraordinary loss in the amount of approximately $9.8 million and a corresponding credit to additional paid-in capital to reflect the fair value of shares issued to a note holder in exchange for outstanding debt. Previously no loss was recorded. In addition, we also determined that The Company should have recorded $285,417 in interest expenses and corresponding credit to additional paid-in capital to reflect the beneficial conversion feature of certain debentures issued in February 2000. As a result, the condensed interim consolidated financial statement as of and for the three-months ended March 31, 2000 have been restated to appropriately account for these transactions.

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

      Independent accountant's review report

      Consolidated Balance Sheet at December 31, 1999 and March 31, 2000 Consolidated Statement of Operations for the Three Months Ended March 31, 2000 and 1999

      Consolidated Statement of changes in shareholders' deficiency for the Three Months Ended March 31, 2000 and 1999

      Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999

      Notes to Consolidated Statements

Item 2--Plan of Operations

PART II--OTHER INFORMATION

Item 1-- Legal Proceedings

Item 2-- Changes in Securities

Item 3-- Defaults upon Senior Securities

Item 4-- Submission of Matters to a vote of Security Holders

Item 5-- Other Information

Item 6-- Exhibits and Reports on Form 8-K

Signatures

      *The Balance Sheet at December 31, 1999 has been taken from audited financial statements at that date. All other financial statements are unaudited. In connection with the amendment of our quarterly report for the quarter ended March 31, 2000, we intend to file an amended annual report on Form 10KSB-A for the year ended December 31, 1999, to, among other things, properly disclose these post balance sheet events.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in design and development of products and services in the field of electronic commerce, internet and telephony activities. As discussed in
Note 1 to the condensed consolidated financial statements, the Company incurred a net loss in the three-month period ended March 31, 2000 of approximately $12.9 million (and approximately $19.0 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.3 million and a shareholders' deficiency of approximately $0.2 million as of March 31, 2000. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998 and raised debt financing, through convertible debentures in the amount of $1 million (before expenses) in February 2000, and an additional $0.5 million (before expenses) in April 2000, it has substantially utilized all of such proceeds. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.

As discussed in Note 2, the accompanying condensed interim consolidated financial statements for the period ended March 31, 2000 have been restated.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statements of financial position of the Company as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficiency, and cash flows (not presented herein) for the year then ended and in our report dated April 13, 2000, we expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph describing the substantial doubt regarding the Company's continued existence as a going concern. In our opinion, the information set forth in the accompanying consolidated financial statements as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel Aviv, Israel
June 4, 2000 (July 21, 2000 as to Notes 2 and 7)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                  CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
                      (in U.S. dollars, except share data)

                                                           As of March 31,    As of December 31,
                                                           ---------------    ------------------
                                                               2 0 0 0             1 9 9 9
                                                               -------             -------
                                                             (Unaudited)
                                                             -----------
                                                           (As restated -
                                                           --------------
                                                             See Note 2)
                                                             -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     118,942             8,071
    Restricted cash                                                87,567            84,820
    Receivables and prepaid expenses                               74,967            34,821
                                                              -----------       -----------
          Total current assets                                    281,476           127,712
                                                              -----------
LONG TERM INVESTMENTS                                             304,622           170,000
                                                              -----------
PROPERTY AND EQUIPMENT
    Cost                                                          266,448           264,928
    Less - accumulated depreciation                              (141,888)         (129,630)
                                                              -----------       -----------
          Property and equipment, net                             124,560           135,298
                                                              -----------
          Total assets                                            710,658           433,010
                                                              ===========       ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Short-term credit                                              67,730           140,903
    Accounts payable                                              172,729           212,967
    Other current liabilities                                     384,851           406,713
                                                              -----------       -----------
          Total current liabilities                               625,310           760,583
                                                              -----------
LONG-TERM LIABILITIES
    Long-term bank credit                                           8,409             9,958
    Notes payable                                                      --           685,000
    Convertible debentures                                        302,038                --
    Liability for severance pay                                        --            15,334
                                                              -----------       -----------
          Total long-term liabilities                             310,447           710,292
                                                              -----------       -----------
          Total liabilities                                       935,757         1,470,875
                                                              -----------       -----------

SHAREHOLDERS' DEFICIENCY
    Common stock $0.001 par value; authorized -
        20,000,000 shares; issued and outstanding -
        9,381,833 and 3,130,833 shares, respectively                9,382             3,131
    Additional paid-in capital                                 30,439,751         5,041,595
    Deferred stock-based compensation                         (11,658,915)           (4,063)
    Deficit accumulated during the development stage          (19,015,317)       (6,078,528)
                                                              -----------       -----------
          Total shareholders' deficiency                         (225,099)       (1,037,865)
                                                              -----------       -----------
          Total liabilities and shareholders' deficiency          710,658           433,010
                                                              ===========       ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
             CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               (in U.S. dollars, except share and per share data)

                                                                                                      Cumulative from
                                                                        Three-month period              inception to
                                                                          Ended March 31,                 March 31,
                                                                          ---------------              ---------------
                                                                       2 0 0 0          1 9 9 9           2 0 0 0
                                                                       -------          -------           -------
                                                             Note            (Unaudited)                (Unaudited)
                                                             ----            -----------                -----------
                                                                    (As restated -                     (As restated -
                                                                    ---------------                      See Note 2)
                                                                      See Note 2)                        -----------
                                                                      -----------
Research and development expenses                                         69,030           104,235         1,790,867
Less - participation by the Office of the
     Chief Scientist of the State of Israel                                   --            10,387           558,195
                                                                     -----------       -----------       -----------
                                                                          69,030            93,848         1,232,672

Operating, general and administrative
      Expenses                                                3        1,140,340           111,269         4,775,965
Other expenses                                                4        1,512,500                --         1,512,500
                                                                     -----------       -----------       -----------
                                                                       2,652,840           111,269         6,288,465
                                                                     -----------       -----------       -----------

          Operating loss                                              (2,721,870)         (205,117)       (7,521,137)

Financing expenses, net                                       5         (439,434)         (200,013)       (1,709,004)
Other income (expenses), net                                              18,060                --             8,369
Company's share in net losses of affiliates                              (15,378)               --           (15,378)
                                                                     -----------       -----------       -----------
          Loss before extraordinary item                              (3,158,622)         (405,130)       (9,237,150)

Extraordinary item - loss on
     extinguishment of debt                                           (9,778,167)               --        (9,778,167)
                                                                     -----------       -----------       -----------
Net loss                                                             (12,936,789)         (405,130)      (19,015,317)
                                                                     ===========       ===========       ===========
Basic and diluted loss per share:
          Net loss before extraordinary item                               (0.53)            (0.13)
          Extraordinary loss from
             extinguishment of debt                                        (1.66)               --
                                                                     -----------       -----------
          Net loss                                                         (2.19)            (0.13)
                                                                     ===========       ===========
Weighted average number of shares
     Outstanding                                                       5,892,386         3,074,333
                                                                     ===========       ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
             CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN
                            SHAREHOLDERS' DEFICIENCY
                      (in U.S. dollars, except share data)

                                                                                                          Deficit
                                                                                                        accumulated
                                                                        Additional       Deferred        during the
                                                Number      Share        paid-in      stock - based     development
                                              of shares    capital       capital       Compensation        stage          Total
                                              ---------    -------       -------       ------------        -----          -----
Three-month period ended March 31,
2000 (As restated - See Note 2)
(Unaudited)
----------------------------------
   Balance - December 31, 1999                3,130,833      3,131       5,041,595           (4,063)    (6,078,528)    (1,037,865)
Waiver of liability due to related party -
   January 2000                                      --         --          75,328               --             --         75,328
Stock issued in respect of extinguishment of
   debt - February 2000                       3,490,000      3,490      10,466,510               --             --     10,470,000
Stock issued pursuant to consulting
   agreement - February 2000                    700,000        700       2,099,300       (2,100,000)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                    180,000        180         539,820         (540,000)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                     70,000         70         192,430         (192,500)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                     25,000         25          68,725          (68,750)            --             --
Warrants issued pursuant to consulting
   agreement - February 2000                         --         --       1,500,000       (1,500,000)            --             --
Warrants issued to convertible debenture
   holders - February 2000                           --         --         572,083               --             --        572,083
Beneficial conversion feature of debentures
   issued - February 2000                            --         --         285,417               --             --        285,417
Stock issued pursuant to consulting
   agreement - February 2000                    589,750        590       1,768,660       (1,769,250)            --             --
Stock issued pursuant to consulting
   agreement - February 2000                    300,000        300       1,246,560       (1,246,860)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                       250,000        250       1,499,750       (1,500,000)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                       100,000        100         587,400         (587,500)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                       346,250        346       2,033,873       (2,034,219)            --             --
Stock issued pursuant to consulting
   agreement - March 2000                       200,000        200       1,149,800       (1,150,000)            --             --
Stock to be issued pursuant to settlement
   agreement                                         --         --       1,312,500               --             --      1,312,500
Amortization of deferred stock - based
   compensation                                      --         --              --        1,034,227             --      1,034,227
Net loss                                             --         --              --               --    (12,936,789)   (12,936,789)
                                              ---------      -----      ----------      -----------    -----------    -----------
   Balance - March 31, 2000                   9,381,833      9,382      30,439,751      (11,658,915)   (19,015,317)      (225,099)
                                              =========      =====      ==========      ===========    ===========    ===========
Year ended December 31, 1999
   Balance - December 31, 1998                3,074,333      3,074       4,941,189         (239,683)    (4,947,124)      (242,544)
                                              =========      =====      ==========      ===========    ===========    ===========
Stock issued pursuant to consulting
   agreement - January 1999                       4,000          4           7,996           (8,000)            --             --
Stock issued pursuant to consulting
   agreement - February 1999                     15,000         15              --               --             --             15
Stock issued pursuant to consulting
   agreement - February 1999                     22,500         23          69,977          (70,000)            --             --
Stock issued pursuant to consulting
   agreement - April 1999                        15,000         15          12,173          (12,188)            --             --
Warrants issued pursuant to consulting
   agreement - April 1999                            --         --          10,260               --             --         10,260
Amortization of deferred stock - based
   compensation                                      --         --              --          325,808             --        325,808
Net loss                                             --         --              --               --     (1,131,404)    (1,131,404)
                                              ---------      -----      ----------      -----------    -----------    -----------
   Balance - December 31, 1999                3,130,833      3,131       5,041,595           (4,063)    (6,078,528)    (1,037,865)
                                              =========      =====      ==========      ===========    ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
             CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN
                        SHAREHOLDERS' DEFICIENCY (cont.)
                      (in U.S. dollars, except share data)

                                                                                                               Deficit
                                                                                                             accumulated
                                                                                    Additional    Deferred    during the
                                                                Number      Share    paid-in   stock - based development
                                                              of shares    capital   capital    Compensation    stage       Total
                                                              ---------    -------   -------    ------------    -----       -----

Year ended December 31, 1998
   Balance - December 31, 1997                                2,419,333    2,419      730,582     (241,112)  (2,126,810) (1,634,921)
Stock issued pursuant to consulting
   agreement                                                     75,000       75      654,925     (655,000)          --          --
Initial public offering in February 1998                        525,000      525    3,432,502           --           --   3,433,027
Stock issued in connection with short-term
   debt financing                                                20,000       20       99,980           --           --     100,000
Additional stock pursuant to founders
   agreement for nominal consideration                           35,000       35           --           --           --          35
Warrants issued pursuant to private
   placement of units                                                --       --       21,600           --           --      21,600
Options granted pursuant to consulting
   agreement                                                         --       --        1,600       (1,600)          --          --
Amortization of unearned compensation                                --       --           --      658,029           --     658,029

Net loss                                                             --       --           --           --   (2,820,314) (2,820,314)
                                                             ----------  -------   ----------   ----------   ----------  ----------
   Balance - December 31, 1998                                3,074,333    3,074    4,941,189     (239,683)  (4,947,124)   (242,544)
                                                             ==========  =======   ==========   ==========   ==========  ==========

Year ended December 31, 1997
Issuance of common stock in March 1997 to
   employees for services                                        20,000       20       50,000      (50,000)          --          20
Issuance of common stock in August 1997
   to employees for services                                     84,167       84      336,668     (336,668)                      84
Issuance of common stock in September 1997
   in connection with private placement of notes                 60,000       60      239,940           --           --     240,000
Issuance of common stock in September 1997
   to advisor for services                                        6,000        6       23,994           --           --      24,000
Issuance of common stock in October 1997
   in connection with private placement of notes                 20,000       20       79,980           --           --      80,000
Amortization of unearned compensation                                --       --           --      145,556           --     145,556
Net loss                                                             --       --           --                (1,432,815) (1,432,815)
                                                             ----------  -------   ----------   ----------   ----------  ----------
   Balance - December 31, 1997                                2,419,333    2,419      730,582     (241,112)  (2,126,810) (1,634,921)
                                                             ==========  =======   ==========   ==========   ==========  ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
             CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN
                        SHAREHOLDERS' DEFICIENCY (cont.)
                      (in U.S. dollars, except share data)

                                                                                                 Deficit
                                                                                               accumulated
                                                                      Additional    Deferred    during the
                                                  Number      Share    paid-in   stock - based development
                                                of shares    capital   capital    Compensation    stage         Total
                                                ---------    -------   -------    ------------    -----         -----
Period  ended December 31, 1996
Issuance of common stock in July 1996
   to founders for nominal consideration        2,028,833      2,029         --            --         --          2,029
Issuance of common stock in September 1996
   to employees for services                        5,000          5         --            --         --              5
Issuance of common stock in October 1996
   to employees for services                      195,333        195         --            --         --            195
Net loss                                               --         --         --            --   (693,995)      (693,995)
                                                ---------      -----   --------      --------   --------       --------
   Balance - December 31, 1996                  2,229,166      2,229         --          --     (693,995)      (691,766)
                                                =========      =====   ========      ========   ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
             CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in U.S. dollars)

                                                                                                 Cumulative from
                                                                 Three-month period              inception to
CASH FLOWS - OPERATING ACTIVITIES                                  Ended March 31,                  March 31,
                                                          ----------------------------------    ----------------
                                                              2 0 0 0           1 9 9 9              2 0 0 0
                                                              -------           -------              -------
                                                            (Unaudited)       (Unaudited)          (Unaudited)
                                                            -----------       -----------          -----------
                                                          (As restated -                         (As restated -
                                                          --------------                         --------------
                                                            See Note 2)                            See Note 2)
                                                            -----------                            -----------

Net loss                                                      (12,936,789)     (405,130)           (19,015,317)
Adjustments to reconcile net loss to net cash
   used in operating activities -
Items not involving cash flows:
  Depreciation and amortization                                    35,712       133,019              1,594,576
  Loss on sale of fixed assets                                         --            --                 13,817
  Financing expenses due to conversion feature of
     convertible debentures                                       285,417            --                285,417
  Financing,  consulting and other expenses paid via
     the issuance of common stock and warrants,
     including amortization of deferred expenses                2,346,727        70,001              2,782,810
  Loss on extinguishment of debt                                9,778,167            --              9,778,167
  Increase (decrease) in net liability for severance pay          (15,334)       16,570                   (199)
  Accrued interest on loans and notes payable                          --            --                210,016
  Company's share in net losses of affiliates                      15,378            --                 15,378
  Write-down of long term investment                                   --            --                665,000
  Write-off of leasehold improvements                                  --            --                 20,453
Changes in operating assets and liabilities:
  Decrease (increase) in receivables and prepaid
     expenses                                                     (40,146)      231,828                (48,006)
  Increase (decrease) in accounts payable                         (40,238)      114,250                (56,518)
  Increase (decrease) in other current liabilities                 53,466      (115,807)               356,624
                                                              -----------   -----------            -----------
Net cash provided by (used in) operating activities              (517,640)       44,731             (3,397,782)
                                                                            -----------            -----------
CASH FLOWS - INVESTING ACTIVITIES
Loan provided to another company                                       --            --               (835,000)
Investment in affiliated company                                 (150,000)           --               (150,000)
Additions to property and equipment                                (1,520)           --               (373,339)
Proceeds from disposal of fixed assets                                 --            --                 42,100
Increase in restricted cash                                        (2,747)           --                (87,567)
                                                              -----------   -----------            -----------
    Net cash used in investing activities                        (154,267)           --             (1,403,806)
                                                                            -----------            -----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuance of share capital                                --            --                  2,264
Proceeds from issuance of notes payable                                --            --              1,000,000
Proceeds from issuance of convertible debentures                  857,500            --                857,500
Repayment of notes payable                                             --            --               (400,000)
Proceeds of loans from shareholders, net                               --            --                919,600
Repayment of loans from shareholders                                   --            --               (968,000)
Proceeds from long-term bank credit                                    --            --                 95,969
Repayment of long-term bank credit                                 (1,549)       (3,579)               (79,594)
Increase (decrease) in short term bank credit                     (73,173)      (53,190)                35,726
Public offering of common stock                                        --            --              3,433,027
Repayment of short-term bank loan                                (250,000)           --               (250,000)
Proceeds from short-term bank loan                                250,000            --                274,038
                                                              -----------   -----------            -----------
    Net cash provided by (used in) financing activities           782,778       (56,769)             4,920,530
                                                              -----------   -----------            -----------
    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                           110,871       (12,038)               118,942
CASH AND CASH EQUIVALENTS - BEGINNING
    OF PERIOD                                                       8,071        16,138                     --
                                                              -----------   -----------            -----------
    CASH AND CASH EQUIVALENTS - END OF
       PERIOD                                                     118,942         4,100                118,942
                                                              ===========   ===========            ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
         CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont.)
                                (in U.S. dollars)

Non - cash transactions for the three-month period ended March 31, 2000:

A. Issuance of shares with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167 (see Note 6).

B.    Waiver of liability due to related party in the amount of $75,328.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL

      A. The unaudited condensed interim consolidated financial statements as of March 31, 2000 and for the three-month period then ended ("interim financial statements") of Ambient Corporation and subsidiaries (collectively "the Company") should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and for the year then ended, including the notes thereto. The results of operations for the interim periods are not necessarily indicative of the results to be expected on a full-year basis.

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

            The Company has recently commenced the design and development of products and services in the field of electronic commerce, internet and telephony activities.

            The Company's activities are currently centered in two distinct areas; the completion of the design and development of a unique technology designed to facilitate the provision of rapid power line telecommunication (PLT) services to ordinary business and personal consumers and the establishment, initially in Israel, of a nationwide screen phone network designed to enable internet access for consumers who do not have access to, or are unable, or unwilling to use, personal computers.
            The Company has not generated any revenues since inception.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL (cont.)

      D.    Going concern assumption

            The Company incurred a net loss in the three-month period ended March 31, 2000 of approximately $12.9 million, including $ 12.4 million in non-cash charges, primarily related to the issuance of securities and the extinguishment of debt, (and approximately $19.0 million since inception, including $ 12.8 million in non-cash charges primarily related to the issuance of securities and the extinguishment of debt) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.3 million and a shareholders' deficiency of approximately $0.2 million as of March 31, 2000. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's management estimates that the existing funds will enable the Company to operate through August 2000. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization.

            In February 2000, the Company issued $1,000,000, 10% convertible debentures to private investors, and additional $500,000 in April 2000 (See Note 7A). The Company utilized all such proceeds.

            Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital and other financing; (ii) seeking out strategic partnerships; (iii) negotiating with a number of companies to install pilot projects; and (iv) diversification in the fields of internet technology and communications. Although there can be no assurances the Company's management estimates, that the above measures, if substantially realized, should enable the Company to continue operating through at least March 31, 2001.

            The above matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      E.    Reclassification

            Certain prior period amounts have been reclassified to conform with current period presentation.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 2 - RESTATEMENT

            Subsequent to the issuance of the Company's condensed interim financial statements as of and for the three-months ended March 31, 2000, management determined that it should have recorded an extraordinary loss in the amount of $ 9.8 million and a corresponding credit to additional paid-in capital to reflect the fair value of shares issued to a note holder in exchange for outstanding debt. Previously no loss was recorded. In addition, management also determined that it should have recorded $285,417 in interest expenses and a corresponding credit to additional paid-in capital to reflect the beneficial conversion feature of notes payable issued in February 2000. As a result, the condensed interim consolidated financial statements as of and for the three-months ended March 31, 2000 have been restated to appropriately account for these transactions. A summary of the significant effects of the restatement is as follows:

                                                            As of March 31, 2000
                                                            --------------------
                                                       As previously
                                                       -------------
                                                         reported         As restated
                                                         --------         -----------
                                                                  Unaudited
                                                                  ---------
Convertible debentures                                     708,330           302,038
 Additional paid in capital                             19,965,460        30,439,751
 Deficit accumulated during the development stage       (8,947,318)      (19,015,713)
 Total shareholders' deficiency                           (631,391)         (225,099)

                                                         For the three-month period
                                                            Ended March 31, 2000
                                                            --------------------
                                                                  Unaudited
                                                                  ---------

Financing expenses, net                                     149,602           439,434
Extraordinary item - loss on extinguishment of debt              --         9,778,167
Net loss                                                 (2,868,790)      (12,936,789)
Net loss per share - Basic and Diluted                        (0.49)            (2.19)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 3 - OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

            These expenses include $946,000 in stock-based compensation (three-month period ended March 31, 1999 - $318,000, year ended December 31, 1999 - $180,000).

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

NOTE 5 - FINANCING EXPENSES

            Financing expenses include $285,000 representing the beneficial convertible feature of convertible debentures in accordance with EITF 98-5.

NOTE 6 - EXTRAORDINARY ITEM

            During the period the Company issued 3,490,000 shares to the holder of an outstanding note payable in an approximate amount (principal plus accrued interest) of $700,000. The share price at the date of issuance was $3. The Company recorded an extraordinary charge in the amount of $9,778,167 with respect to this issuance.

NOTE 7 - SIGNIFICANT EVENTS

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 7 - SIGNIFICANT EVENTS

      A. In February 2000, the Company issued $1,000,000 10% convertible debentures to private investors. Net proceeds of the issuance amounted to $857,500. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In April 2000, the debenture holders pre-funded $500,000 of this commitment and, in consequence thereof, the Company issued an additional $500,000 of its 10% convertible debentures.

            The debentures are convertible into shares of the Company's common stock at a conversion rate of $0.40 per share, subject to adjustments under certain conditions. The debentures are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. The debentures mature two years after issuance. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $285,417 representing the beneficial conversion feature of this convertible debenture issuance (See Notes 1E and 2).

            In connection with the issuance of the 10% convertible debentures, the Company issued to debenture holders warrants to purchase, in the aggregate, 937,500 of the Company's common shares at an exercise price per share of $1 per share. The warrants are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. The warrants expire three years after issuance.

            Under its agreements with the debenture holders, the Company is obligated to pay late fees as liquidated damages to the debenture holders because it has not filed by a prescribed date a registration statement in respect of the resale of shares issuable upon the conversion of the debentures and the shares issuable upon exercise of the warrants issued in conjunction with the debentures and due to the non-effectiveness of a registration statement by a prescribed date. However, these amounts are not payable in the event that such registration statement is declared effective within sixty days after filing. If the Company is obligated to pay these liquidated damages, the amount that it must pay to the debenture holders will be equal to (A) 2% of the principal amount of all the debentures for the period from May 17, 2000 through the 30 day thereafter, and (B) 3% of the principal amount thereof for each subsequent 30 day period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 7 - SIGNIFICANT EVENTS (Cont.)

      B. In February 2000, the Company entered into a one year agreement with a consultant ("consultant") for the provision of financial and investment services to the Company. In consideration for such services, the Company issued the consultant warrants to purchase 1,500,000 shares of the Company's common stock for $0.01 per share, only to the extent that after exercise, the beneficial ownership of the consultant in the Company's outstanding shares of common stock does not exceed 4.99% of the Company's outstanding common shares. Such warrants are exercisable until February 2002. The compensation expense for the period ended March 31, 2000 with respect to this agreement amounted to $88,356.

      C. In connection with a planned offering of the Company's stock held by certain stockholders, the Company took upon itself a number of undertakings.

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

            In addition the Company has agreed to indemnify each debenture holder against certain liabilities, including liabilities arising under the Securities Act of 1933.

            The Company has also agreed to indemnify certain selling stockholders, or their transferees, or assignees against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments to which such selling stockholders, or their respective pledges, donees, transferees or other successors in interest, may be required to make in respect thereof.

      D. In June and July 2000 the Company received $ 225,000 on account of shares.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 7 - SIGNIFICANT EVENTS (Cont.)

      E. In July 2000 the Company received $2,000,000 from the private placement of one million shares of its common stock. As part of this private placement, the Company issued warrants to purchase up to one million shares of the Company's convertible preferred stock at an exercise price equal to $3.50. The shares of preferred stock issued or issuable pursuant to such warrants are automatically convertible to shares of the Company's common stock upon (and subject to) the approval by the company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. The Company's Board of Directors adopted on July 19, 2000, a resolution to increase the authorized common shares that the Company is authorized to issue from time to time to 50 million common shares. 87.5% of the proceeds of this private placement must be used solely to finance the activities relating to a subsidiary.

      F. A Chief Operating Offer of PLT Solutions, Inc., appointed on April 2000, receives $15,000 in salary per month. The terms of his employment agreement are currently being finalized. The Company expects the changes in compensation to include an increase in monthly salary to $17,500 and options to acquire shares of the Company, exercisable at a nominal price. The Company anticipates that the C.O.O. will receive fully vested options for 100,000 shares of common stock on signing of the employment agreement, 50,000 options vesting twelve months thereafter and 200,000 options to vest upon achieving certain milestones. The employment agreement will contain customer confidentiality and non competition provisions.

      G. The Chief Technology Officer of a subsidiary, PLT Solutions Inc. received shares equaling 9.9% of the issued and outstanding equity of PLT Solutions Inc.

      H. On July 19, 2000, the Company's Board of Directors adopted a resolution to increase the authorized common stock to 50 million shares which resolution will become effective only upon (and subject to) its approval by the Company's stockholders at the 2000 annual general stockholders meeting.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                (in U.S. dollars)

NOTE 7 - SIGNIFICANT EVENTS (Cont.)

      I. On July 21, 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan will go into effect only upon approval of the Company's stockholders at the 2000 annual general stockholders meeting. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

Item 2                         PLAN OF OPERATIONS

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

      Since our founding in June 1996, we have been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, we elected to leverage our experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of our proprietary technologies in the field of power-line-telecommunications (PLT) and screen phones. We have effectively ceased all research and design efforts in the smart card area.

      We have established a subsidiary, PLT Solutions, Inc., in which we hold a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for rapid Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. We have designed and developed proprietary technology that overcome these infrastructure limitations. We believe that our technology will be especially attractive to Internet providers/integrators.

      We also have a 40% interest in a newly established Israeli company, Kliks which is engaged in attempting to establish a nationwide screen phone network in Israel. The remaining 60% interest in Kliks is held by our Vice-President, Mr. Bernie Wolff. The network will enable Internet access for a wide segment of the population which is less familiar with the use of personal computers (PC's), or belongs to the large segment of populace which does not have a PC.

      As a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      As of March 31, 2000, we have incurred net losses aggregating $19,015,317, reflecting principally net general and administrative expenses and net research and development expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      As of March 31, 2000, we have expended $1,232,672 on our research and development activities (net of $558,195 received by Ambient Ltd. as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      In February 2000, we issued $1,000,000 of our 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In April 2000, the investors pre-funded $500,000 of this obligation. The debentures mature on the second anniversary of issuance. The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions.

      In connection with the issuance of the 10% convertible debentures, we issued to Debenture holders warrants to purchase, in the aggregate, 625,000 of our Common Shares at an exercise price per share of $1.00. In connection with the pre-funding of $500,000 with respect to the obligation to purchase an additional $1,000,000, we issued warrants to purchase in the aggregate an additional 312,500 shares of our common stock at a per share exercise price of $1.00. The warrants expire approximately on the third anniversary of issuance. The debentures and the warrants are currently convertible and exercisable subject to certain restrictions. Upon issuance of the remaining $500,000 of Debentures, we will issue warrants to purchase in the aggregate an additional 312,500 shares of our common stock at an exercise price per share of $1.

      We issued to an independent consultant warrants, exercisable through February 2002, to purchase up to 1.5 million shares of our common stock, at an exercise price per share of $0.01. As a result of the issuance of these warrants, we recognized a significant non-cash financing costs, and recorded approximately $1.5 million as deferred consulting expenses and charged approximately $88,000 to operations.

      In February 2000 we converted outstanding debt of approximately $700,000 in principal and accrued interest into 3,490,000 shares of our common stock. The price of such shares on the date of issuance was $3.00 per share.

      In July 2000 we received $2,000,000 from the private placement of one million shares of our common stock. As part of this private placement, we issued warrants to purchase up to one million shares of our convertible preferred stock at an exercise price equal to $3.50. The shares of convertible preferred stock issued or issuable pursuant to such warrants are automatically convertible to shares of our common stock upon (and subject to) the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. Our Board of Directors adopted on July 19, 2000, a resolution to increase the authorized common shares that we are authorized to issue from time to time to 50 million common shares. Eighty seven and one-half percent (87.5%) of the proceeds of this private placement may be used solely to finance the activities relating to our PLT subsidiary.

      We plan to supplement our annual report on Form 10-KSB-A for the year ended December 31, 1999, to reflect properly, among other things, the post balance sheet events.

      We anticipate that cash on hand, as well as the $1.0 million (before deducting approximately $142,500 in fees and commissions) due to be invested upon purchase of the additional convertible debentures (of which $500,000 has been pre-funded), will allow us to maintain operations through December 31, 2000. Thereafter, we will need additional financing to maintain operations. We are currently reviewing possible private sales of equity or debt with equity features. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

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

2. In February, 2000, we issued to a consultant warrants to purchase up to 1,500,000 shares of common stock at an exercise price per share of $0.01.

3. On February 13, 2000, we issued 3,490,000 shares in conversion of an outstanding loan owed by us in an approximate amount (principal plus accrued interest) of $700,000.

4. In February 2000, we issued to a total of six consultants, 180,000, 70,000, 25,000, 589,750, 700,000 and 300,000 respectively, shares of common stock, for services rendered.

5. In March 2000, we issued to a total of four consultants 250,000, 200,000, 346,250 and 100,000, respectively, shares of common stock, for services performed.

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

Date: August 4, 2000                    AMBIENT CORPORATION


                                        /s/ Aryeh Weinberg
                                        ----------------------------------------

                                        Chief Financial Officer