Form 10QSB
period 2000-06-30
AMBIENT CORP /NY
filed 2000-08-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

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

                    22 Beit Hadafus, Jerusalem 95483, Israel
          (Address of principal executive offices, including zip code)

                                  888-861-0205
                (Issuer's telephone number, including area code)

                          The Corporation Trust Company
          1209 Orange Street, Wilmington, Delaware, 19801 302-658-7581
            (Name, address and telephone number of agent for service)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes |X| No |_|

      As of August 14, 2000, Ambient Corporation had outstanding 10,714,083 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |X| No |_|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

         Consolidated Balance Sheet
                  June 30, 2000 and December 31, 1999

         Consolidated Statement of Operations
                  For the six and three months ended June 30, 2000 and 1999

         Consolidated Statement of Changes in Stockholders' Deficiency
                  For the Period from Inception to June 30, 2000

         Consolidated Statement of Cash Flows
                  For the six months ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,       December 31,
                                                                      2000             1999
                                                                   (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS
     Cash and  cash equivalents                                   $    112,869    $      8,071
     Restricted cash                                                    93,504          84,820
     Receivables and prepaid expenses                                   45,126          34,628
                                                                  ------------    ------------

               Total current assets                                    251,499         127,519

Property and equipment, net                                            120,963         135,298
Loans receivable, affilliate                                            57,500              --
Long- term investments                                                 266,228         170,000
Other asset - security deposit                                           5,800              --
Deposits for severance pay                                                  --             193
                                                                  ------------    ------------

               Total assets                                       $    701,990    $    433,010
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Short term borrowings                                        $    214,036    $    140,903
     Accounts payables                                                 126,114         212,967
     Accrued expenses and other current liabilities                    353,553         491,713
                                                                  ------------    ------------

               Total current liabilities                               693,703         845,583
                                                                  ------------    ------------

LONG TERM LIABILITIES
     Long-term bank credit                                               6,453           9,958
     10% Convertible debentures, net                                   542,097              --
     Accrued severance pay                                               7,300          15,334
                                                                  ------------    ------------

               Total long-term liabilities                             555,850          25,292
                                                                  ------------    ------------

               Total liabilities                                     1,249,553         870,875
                                                                  ------------    ------------

MINORITY INTEREST                                                        6,595              --
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

NOTES PAYABLE                                                               --         600,000
                                                                  ------------    ------------
STOCKHOLDERS' DEFICIT
     Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding             --              --
    Common stock, $.001 par value;
      20,000,000 shares authorized; 9,449,083 and 3,130,833
        issued and outstanding, respectively                             9,449           3,131
     Additional paid-in capital                                     31,839,802       5,041,595
     Deficit accumulated during the development stage              (23,245,409)     (6,078,528)
      Less: deferred compensation                                   (9,158,000)         (4,063)
                                                                  ------------    ------------

               Total stockholders' deficit                            (554,158)     (1,037,865)
                                                                  ------------    ------------

               Total liabilities and stockholders' deficit        $    701,990    $    433,010
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                 Six Months            From Inception            Three Months
                                                                   Ended                     to                     Ended
                                                                  June 30,                June 30,                June 30,
                                                           2000            1999             2000           2000            1999

Expenses

Research and Development                               $    126,220    $    227,900    $  1,848,057    $     57,190    $    123,665
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                    --         148,387         558,195              --         138,000
                                                       ------------    ------------    ------------    ------------    ------------

                                                            126,220          79,513       1,289,862          57,190         (14,335)

Operating, general and administrative
     expenses                                               597,726         295,744       3,342,635         488,613         184,475
Stock based compensation                                  3,980,335         236,294       5,110,734       2,949,108          96,644
                                                       ------------    ------------    ------------    ------------    ------------

Total expenses                                            4,578,061         532,038       8,453,369       3,437,721         281,119
                                                       ------------    ------------    ------------    ------------    ------------

Operating loss                                           (4,704,281)       (611,551)     (9,743,231)     (3,494,911)       (266,784)

Legal settlement                                         (1,512,500)             --      (1,512,500)             --              --
Financing expenses, net                                  (1,142,135)        (90,236)     (2,172,022)       (702,701)        (29,873)
Other income (expenses), net                                  5,569              --          (4,122)        (12,491)             --
Company's share in net losses of affiliate                  (53,772)             --         (53,772)        (38,394)             --
                                                       ------------    ------------    ------------    ------------    ------------

Loss before minority interest and extraordinary item     (7,407,119)       (701,787)    (13,485,647)     (4,248,497)       (296,657)

Minority interest in subsidiary loss                         18,405              --          18,405          18,405              --
                                                       ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                           (7,388,714)       (701,787)    (13,467,242)     (4,230,092)       (296,657)

Extraordinary item - loss on extinguishment of debt      (9,778,167)             --      (9,778,167)             --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $(17,166,881)   $   (701,787)   $(23,245,409)   $ (4,230,092)   $   (296,657)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per share:
         Net loss before extraordinary item            $      (0.97)   $      (0.23)                   $      (0.45)   $      (0.10)
         Extraordinary loss from extinguishment
         of debt                                              (1.28)             --                              --              --
                                                       ------------    ------------                    ------------    ------------

      Net loss                                         $      (2.24)   $      (0.23)                   $      (0.45)   $      (0.10)
                                                       ============    ============                    ============    ============

Weighted average number of shares outstanding             7,655,329       3,104,333                       9,404,003       3,104,333
                                                       ============    ============                    ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                                     Deficit
                                                                                                  Accumulated
                                                                    Additional                       During
                                    Common Stock                     Paid-in        Deferred       Development
                                      Shares          Amount         Capital      Compensation       Stage            Total
                                   ------------    ------------    ------------   ------------    ------------    ------------
Six-month period ended June 30, 2000
(UNAUDITED)
Balance - December 31, 1999           3,130,833    $      3,131    $  5,041,595   $     (4,063)   $ (6,078,528)   $ (1,037,865)

Waiver of liability due
  to related party -
  January 2000                                                           75,328                                         75,328
Stock issued in respect of
  extinguishment of debt -
  February 2000                       3,490,000           3,490      10,466,510                                     10,470,000
Stock issued pursuant to
  consulting agreement -
  February 2000                         700,000             700       2,099,300     (2,100,000)                             --
Stock issued pursuant to
  consulting agreement -
  February 2000                         180,000             180         539,820       (540,000)                             --
Stock issued pursuant to
  consulting agreement -
  February 2000                          70,000              70         192,430       (192,500)                             --
Stock issued pursuant to
  consulting agreement -
  February 2000                          25,000              25          68,725        (68,750)                             --
Warrants issued pursuant
  to consulting agreement -
  February 2000                                                       1,500,000     (1,500,000)                             --
Warrants issued to convertible
  debenture holders -
  February and April 2000                                               859,222                                        859,222
Beneficial conversion feature
  of debentures issued
  February and April 2000                                               429,498                                        429,498
Stock issued pursuant to
  consulting agreement -
  February 2000                         589,750             590       1,768,660     (1,769,250)                             --
Stock issued pursuant to
  consulting agreement -
  February 2000                         300,000             300       1,246,560     (1,246,860)                             --
Stock issued pursuant to
  consulting agreement -
  March 2000                            250,000             250       1,499,750     (1,500,000)                             --
Stock issued pursuant to
  consulting agreement -
  March 2000                            100,000             100         587,400       (587,500)                             --
Stock issued pursuant to
  consulting agreement -
  March 2000                            346,250             346       2,033,873     (2,034,219)                             --
Stock issued pursuant to
  consulting agreement -
  March 2000                            200,000             200       1,149,800     (1,150,000)                             --
Stock issued for services -
  May 2000                               67,250              67         130,196        130,263
Options issued to employees                                             838,635       (838,635)                             --
Stock to be issued pursuant
  to settlement agreement                                             1,312,500                                      1,312,500
Amortization of deferred stock -
  based compensation                                                                 4,373,777                       4,373,777
Net loss                                                                                           (17,166,881)    (17,166,881)
                                   ------------    ------------    ------------   ------------    ------------    ------------

Balance - June 30, 2000               9,449,083           9,449      31,839,802     (9,158,000)    (23,245,409)       (554,158)
                                   ============    ============    ============   ============    ============    ============

Year ended December 31, 1999
Balance - December 31, 1998           3,074,333           3,074       4,941,189       (239,683)     (4,947,124)       (242,544)

Stock issued pursuant to
  consulting agreement -
  January 1999                            4,000               4           7,996         (8,000)                             --
Stock issued pursuant to
  consulting agreement -
  February 1999                          15,000              15                                                             15
Stock issued pursuant to
  consulting agreement -
  February 1999                          22,500              23          69,977        (70,000)                             --
Stock issued pursuant to
  consulting agreement -
  April 1999                             15,000              15          12,173        (12,188)                             --
Warrants issued pursuant
  to consulting agreement -
  April 1999                                                             10,260                                         10,260
Amortization of deferred
  stock - based compensation                                                           325,808                         325,808
Net loss                                                                                            (1,131,404)     (1,131,404)
                                   ------------    ------------    ------------   ------------    ------------    ------------

Balance - December 31, 1999           3,130,833           3,131       5,041,595         (4,063)     (6,078,528)     (1,037,865)
                                   ============    ============    ============   ============    ============    ============

Year ended December 31, 1998
Balance - December 31, 1997           2,419,333           2,419         730,582       (241,112)     (2,126,810)     (1,634,921)

Stock issued pursuant to
  consulting agreement                   75,000              75         654,925       (655,000)                             --
Initial public offering
  in February 1998                      525,000             525       3,432,502                                      3,433,027
Stock issued in connection
  with short-term debt financing         20,000              20          99,980                                        100,000
Additional stock pursuant to
  founders agreement for
  nominal consideration                  35,000              35              35
Warrants issued pursuant to
  private placement of units                                             21,600                                         21,600
Options granted pursuant to
  consulting agreement                                                    1,600          (1,600)                            --
Amortization of deferred
  stock - based compensation                                                            658,029                        658,029
Net loss                                                                                            (2,820,314)     (2,820,314)
                                   ------------    ------------    ------------   ------------    ------------    ------------

Balance - December 31, 1998           3,074,333    $      3,074    $  4,941,189   $   (239,683)   $ (4,947,124)   $   (242,544)
                                   ============    ============    ============   ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                        Additional                     During
                                          Common Stock                    Paid-in      Deferred      Development
                                             Shares         Amount        Capital    Compensation       Stage             Total
                                          ------------   -----------    -----------  ------------  ----------------   -------------
Year ended December 31, 1997
Balance - December 31, 1996                 2,229,166   $     2,229   $        --    $        --   $    (693,995)      $  (691,766)

Issuance of common stock to employees
  for services - March 1997                    20,000            20        50,000        (50,000)                               20
Issuance of common stock to employees
  for services - August 1997                   84,167            84       336,668       (336,668)                               84
Stock issued in connection with private
  placement of notes - September 1997          60,000            60       239,940                                          240,000
Issuance of common stock to advisor
  for services - September 1997                 6,000             6        23,994                                           24,000
Stock issued in connection with private
  placement of notes - October 1997            20,000            20        79,980                                           80,000
Amortization of deferred
  stock - based compensation                                                             145,556                           145,556
Net loss                                                                                              (1,432,815)       (1,432,815)
                                            ---------   -----------   -----------    -----------     -------------       -----------

Balance - December 31, 1998                 2,419,333         2,419       730,582       (241,112)     (2,126,810)       (1,634,921)
                                            =========   ===========   ===========    ===========     =============       ===========

Period ended December 31, 1996

Issuance of common stock to founders
  for nominal consideration - July 1996     2,028,833         2,029                                                          2,029
Issuance of common stock to employees
  for services - September 1996                 5,000             5                                                              5
Issuance of common stock to employees
  for services - October 1996                 195,333           195                                                            195
Net loss                                                                                                (693,995)         (693,995)
                                            ---------   -----------   -----------    -----------     -------------       -----------

Balance - December 31, 1996                 2,229,166   $     2,229   $        --    $        --   $    (693,995)      $  (691,766)
                                            =========   ===========   ===========    ===========     =============       ===========

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                            Six Months           From Inception
                                                                              Ended                    to
                                                                             June 30,               June 30,
                                                                      2000             1999           2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $(17,166,881)   $   (701,787)   $(23,245,409)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
         Depreciation and amortization                                  23,965          28,575         184,987
         Amortization of note discount                                 112,599              --         130,599
         Loss on sale of fixed assets                                       --              --          13,817
         Beneficial conversion feature of convertible debt             429,498              --         429,498
         Financing, consulting and other expenses paid via the
                  issuance of common stock and warrants             15,619,708         429,987      17,435,633
         Increase (decrease) in net liability for severance pay         (7,841)         21,130           7,300
         Accrued interest on loans and notes payable                        --              --         210,016
         Company's share in net losses of affiliates                    53,772              --          53,772
         Minority interest in subsidiary loss                          (18,405)                        (18,405)
         Write-down of long term investment                                 --              --         665,000
         Write-off of leasehold improvements                            12,102              --          32,555
          Increase (decrease) in cash attributable
          to changes in assets and liabilities
              Receivables and prepaid expenses                          54,729         131,678          46,863
              Accounts payable                                         (43,557)        150,966         (59,837)
              Other current liabilities                                (79,524)       (101,082)        223,634
                                                                  ------------    ------------    ------------
Net cash used by operating activities                               (1,009,835)        (40,533)     (3,889,977)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                   --              --        (835,000)
         Investment in affiliated company                             (150,000)             --        (150,000)
         Additions to property and equipment                           (21,732)             --        (393,551)
         Proceeds from disposal of fixed assets                             --              --          42,100
         Payment for security deposits                                  (5,800)             --          (5,800)
         Decrease (increase) in restricted cash                         (8,684)             --         (93,504)
                                                                  ------------    ------------    ------------
Net cash used in investing activities                                 (186,216)             --      (1,435,755)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of share capital                            --              --           2,264
         Proceeds from issuance of notes payable                            --              --       1,000,000
         Proceeds from issuance of convertible debentures            1,288,720                       1,288,720
         Repayment of notes payable                                         --              --        (400,000)
         Proceeds of loans from shareholders, net                           --              --         919,600
         Repayment of loans from shareholders                               --              --        (968,000)
         Proceeds from long-term bank credit                                --              --          95,969
         Repayment of long-term bank credit                             (3,505)         (9,500)        (81,550)
         Increase (decrease) in short term bank credit                 (26,866)         41,537          82,033
         Public offering of common stock                                    --              --       3,433,027
         Repayment of short-term debt                                 (250,000)             --        (250,000)
         Proceeds from short-term debt                                 350,000              --         374,038
         Loans to affiliate                                            (57,500)             --         (57,500)
                                                                  ------------    ------------    ------------

Net cash provided by  financing activities                           1,300,849          32,037       5,438,601
                                                                  ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       104,798          (8,496)        112,869

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          8,071          16,138              --
                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $    112,869    $      7,642    $    112,869
                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing activities for the six months ended June 30, 2000

      (a) Issuance of common stock with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167 (see Note 7).
      (b)   Waiver of liability due to related party in the amount of $75,328.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements of the Company as of December 31, 1999 and for the year then ended, and footnotes thereto.

      Basis of consolidation

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited ("ICC"), and it's 90.1% owned subsidiary PLT Solutions, Inc. ("PLT"). All inter-company balances and transactions are eliminated in consolidation. The minority interest in the Company's subsidiary, PLT, is held by an employee and represents 9.9% of total PLT equity

      Going concern assumption

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception and has an accumulated deficit at June 30, 2000 of $23.2 million (including $ 17.8 million in non-cash charges primarily related to the issuance of securities and the extinguishment of debt). The Company faces a number of risks and uncertainties regarding its business, including among other factors, the successful design, development and implement effective products, demand and market acceptance of its products, the effects of technological change, and the development of new products. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts which raises substantial doubt about its ability to continue as a going concern.

      Management's plans to continue operations in the normal course of business include the following: (i) continuing to seek out potential sources of equity capital and other financing; (ii) seeking out strategic partnerships; (iii) negotiating with a number of companies to install pilot projects; and (iv) diversification in the fields of internet technology and communications.

      In February 2000, the Company entered into an agreement for the sale of up to $2,000,000 of 10% convertible debentures. To date the Company has issued $1.5 million and expects to issue an additional $500,000 in the near term. In July and August 2000, the Company realized gross proceeds of approximately $4,625,000 (before deducting approximately $462,500 in fees and commissions) from various private placements

      The ability of the Company to continue as a going concern is dependent upon the success of the Company's products and its access to sufficient funding to enable it to continue operations. There is no assurance that sufficient revenues will be generated or that adequate financing will be available to the Company. Insufficient funds from operations or the inability to obtain adequate financing would have a material adverse effect on the Company.

      Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - Long-term Investments

      Included in long-term investments is the Company's 40% interest in a newly established Israeli company, Kliks.com Ltd.("Kliks"). During the six months ended June 30, 2000, the Company acquired its interest in Kliks, which is engaged in designing and establishing a nationwide internet screen phone network in Israel. To date the Company has invested (by way of equity investment) a total of $150,000. The Company is entitled, but not obligated, to purchase up to an additional 10% interest in Kliks' for $250,000.

      The Company is obligated to lend up to $850,000 to meet the financing needs of Kliks. The loans bear interest at the rate of 7% per annum and are due together with accrued interest at the end of seventh year from the date of funding. At June 30, 2000, the Company had loans outstanding in the amount of $57,500.

      The Company applies the equity method of accounting for its investment in Kliks and has recorded a charge to operations in the amount of $53,772, which represents its interest in the loss for the six months ended June 30, 2000.

Note 3 - 10% Convertible Debentures

      In February 2000, the Company issued $1,000,000 of 10% convertible debentures to private investors. Net proceeds of the issuance amounted to $857,500. The debentures were issued pursuant to the terms of an agreement, which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In April 2000, the debenture holders pre-funded $500,000 of this commitment and, in consequence thereof, the Company issued an additional $500,000 of its 10% convertible debentures.

      The debentures are convertible into shares of the Company's common stock at a conversion rate of $0.40 per share, subject to adjustments under certain conditions. The debentures are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. The debentures mature two years after issuance. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $429,498 representing the beneficial conversion feature of this convertible debenture issuance.

      In connection with the issuance of the 10% convertible debentures, the Company issued to debenture holders warrants to purchase, in the aggregate, 937,500 of the Company's common shares at an exercise price per share of $1 per share. The warrants are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. The warrants expire approximately three years after issuance. For financial reporting purposes, the Company recorded a total discount of $859,222, to reflect the value of the Warrants. The discount is being amortized on a straight-line basis over the terms of the respective notes.

      Under its agreements with the debenture holders, the Company is obligated to pay late fees as liquidated damages to the debenture holders because it has not filed by a prescribed date a registration statement in respect of the resale of shares issuable upon the conversion of the debentures and the shares issuable upon exercise of the warrants issued in conjunction with the debentures and due to the non-effectiveness of a registration statement by a prescribed date. However, these amounts are not payable in the event that such registration statement is declared effective within sixty days after filing. If the Company is obligated to pay these liquidated damages, the amount that it must pay to the debenture holders will be equal to (A) 2% of the principal amount of all the debentures for the period from May 17, 2000 through the 30 day thereafter, and (B) 3% of the principal amount thereof for each subsequent 30-day period.

Note 4 - Legal Settlement

      Certain parties contended that the Company guaranteed, in a prior year, the repayment of an outstanding third-party loan obligation, which contention the Company denies. In settlement of the dispute, the Company, on April 14, 2000, entered into a settlement agreement with such parties pursuant to which it undertook to pay, in the aggregate, $200,000 and issue to them an aggregate of 250,000 shares of the Company's common stock. Accordingly, the Company has recorded a charge to operations in the period in the amount of $1,512,500, representing the market value of the shares that were issued and the cash payment it undertook to pay.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5 - Marketing and financial consulting agreements

      The Company entered into various marketing and financial consulting agreements in February and March 2000. Accordingly, the Company issued 2,761,000 shares of common stock, 1,500,000 warrants exercisable at $.01 and agreed to pay $8,000 per month as compensation. The agreements terminate in or before June 2001. The warrants are exercisable until February 2002 and, only to the extent that after exercise, the beneficial ownership of the consultant in the Company's outstanding shares of common stock does not exceed 4.99% of the Company's outstanding common shares. The Company recorded deferred compensation in the amount of $12.6 million relating to the issuance of the shares and warrants, and is amortizing this amount over the terms of the related agreements.

Note 6 - Employee Stock Option Grants

      Pursuant to various employment agreements executed in February through April 2000, the Company granted a total of 250,000 stock options. Of this amount, 100,000 options with an exercise price of $2.50 vest 50% after one year and 50% after two years; 100,000 options with an exercise price of $.01 vest in equal monthly installments over three years; and 50,000 options with an exercise price of $.01 vest in equal monthly installments over eighteen months. The Company recorded deferred compensation in the amount of $818,600 relating to the issuance of these options, and is amortizing this amount over the related vesting periods.

Note 7 - Extraordinary Item

      In the first quarter of 2000, the Company issued 3,490,000 shares to the holder of an outstanding note payable in an approximate amount (principal plus accrued interest) of $700,000. The share price at the date of issuance was $3. The Company recorded an extraordinary charge in the amount of $9,778,167 with respect to this issuance.

Note 8 - Subsequent events

      Private Placements

      In July and August 2000, the Company sold one million shares of its common stock and one million shares of its convertible preferred stock in two private placements, for an aggregate purchase price of $4,000,000. As part of these private placements, the Company issued warrants to purchase up to two million shares of the Company's convertible preferred stock at an exercise price equal to $3.50. The shares of convertible preferred stock issued and the convertible preferred stock issued or issuable pursuant to the warrants will be automatically converted to shares of the Company's common stock upon (and subject to) the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. A total of 43.75% of the proceeds of this private placement must be used solely to finance the activities relating to PLT . Certain of the investors were granted limited pre-emption rights exercisable under certain circumstances.

      Convertible debt

      In July 2000, the Company received gross proceeds of $625,000 from the issuance of convertible notes payable. The notes will be automatically converted into Units, each Unit consisting of one share of the Company's common stock and one common stock warrant, together at the rate of $2.00 per unit. Conversion is subject to the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue. The warrant is exercisable at $3.50 per share.

      Authorized Shares

      In July 2000, the Company's Board of Directors adopted a resolution to increase the authorized common stock to 50 million shares which resolution will become effective upon (and subject to) its approval by the Company's stockholders at the 2000 annual general stockholders meeting.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Stock Option Plan

      In July 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan will go into effect upon approval of the Company's stockholders at the 2000 annual general stockholders meeting. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

Item 2. Plan of Operation

      The following discussion and expositions should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB. Certain Statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and/or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this Quarterly Report to conform such statements to actual results.

      The Company is engaged in the design, development, implementation and marketing of products and services in the fields of advanced telecommunication applications including internet access, electronic commerce and advanced telephony applications.

      The Company's activities are currently centered in two distinct areas: (i) to market and implement a unique solution, which includes company propriety technology, designed to facilitate the provision of rapid power line telecommunication services to homes, business and power utilities initially in North America and Japan and (ii) the establishment, initially in Israel, of a nationwide screen phone network that is designed to enable e-commerce and Internet browsing for consumers who do not have access to, or are unable or unwilling to use, personal computers.

      Since its founding in June 1996, the Company has been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, the Company elected to leverage its experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of the Company's proprietary technologies in the field of power-line-telecommunications and screen phones. The Company has ceased all research and design efforts in the smart card area.

      The Company has established a subsidiary, PLT Solutions, Inc (PLT). in which it holds a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in North America and Japan for rapid Internet, telephone and data transfer to homes, business and power utilities. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. The Company has designed and developed proprietary technology that overcomes these infrastructure limitations. The Company believes that its technology will be especially attractive to power utilities.

      The Company also has a 40% interest in a newly established Israeli company, Kliks that is engaged in attempting to establish a nationwide screen phone network in Israel. The remaining 60% interest in Kliks is held by the Company's Vice-President, Mr. Bernie Wolff. The network will enable Internet access for a wide segment of the population, which is less familiar with the use of PCs, or belongs to the large segment of populace, which does not have a PC.

      As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      As of June 30, 2000, the Company has expended $1.29 million on research and development activities (net of $558,195 received by Ambient Ltd. as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      As of June 30, 2000, The Company has incurred net losses aggregating $23.2 million (including $ 17.8 million in non-cash charges primarily related to the issuance of securities and the extinguishment of debt), reflecting principally net general and administrative expenses and net research and development expenses. The Company expects to incur significant up-front expenditures in connection with the new focus of its operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers. The report of the independent auditors on our financial statements for the year ended December 31, 1999 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

      A substantial portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior Company personnel through the issuance of stock options and stock grants. Such stock based compensation resulted in non-cash charges of $3.9 million for the six months ended June 30, 2000. The Company believes that these compensation levels were necessary to retain the services of qualified individuals.

      The Company issued to an independent financial consultant warrants, exercisable through February 2002, to purchase up to

1.5 million shares of its common stock, at an exercise price per share of $0.01. As a result of the issuance of these warrants, the Company recorded deferred compensation in the amount of $1.5 million and is amortizing this amount as financing expenses over the one-year term of the agreement. The amortization for the six months ended June 30, 2000 was approximately $550,000

      In February 2000, the Company issued $1,000,000 of 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, certain of these investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In April 2000, certain of these investors pre-funded $500,000 of this obligation. The debentures mature on the second anniversary of issuance. The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions.

      In connection with the issuance of the 10% convertible debentures, the Company issued to the debenture holders warrants to purchase, in the aggregate, 625,000 shares of common stock at an exercise price per share of $1.00. In connection with the pre-funding of $500,000 with respect to the obligation to purchase an additional $1,000,000 of debentures, the Company issued warrants to purchase in the aggregate an additional 312,500 shares of its common stock at a per share exercise price of $1.00. The warrants expire approximately on the third anniversary of the date of issuance. The debentures and the warrants are currently convertible and exercisable, subject to certain restrictions. Upon issuance of the remaining $500,000 of the debentures, the Company will issue warrants to purchase in the aggregate an additional 312,500 shares of common stock at an exercise price per share of $1.

      In February 2000 the Company converted outstanding debt of approximately $700,000 in principal and accrued interest into 3,490,000 shares of its common stock. The price of such shares on the date of issuance was $3.00 per share. The Company recorded a non-cash extraordinary loss in the amount of approximately $9.8 million and a corresponding increase of additional paid-in capital to reflect the fair value of shares issued in connection with this transaction.

      In July and August 2000 the Company received gross proceeds of $4,000,000 from the private placement of one million shares of its common stock and 1,000,000 shares of its convertible preferred stock. As part of this private placement, the Company issued warrants to purchase up to two million shares of its convertible preferred stock at an exercise price equal to $3.50. The shares of convertible preferred stock issued and the shares of convertible preferred stock issued or issuable pursuant to the warrants will be automatically converted into shares of the Company's common stock upon (and subject to) approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. Forty-three and three quarters percent (43.75%) of the proceeds of these private placements must be used solely to finance the activities of PLT.

      In July 2000, the Company received gross proceeds of $625,000 from the issuance of convertible notes payable. The notes will be automatically converted into Units, each Unit consisting of one share of the Company's common stock and one common stock warrant, together at the rate of $2.00 per unit. Conversion is subject to the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue. The warrant is exercisable at $3.50 per share.

      The Company anticipates that cash on hand as of June 30, 2000 together with the additional $4.6 million (before deducting approximately $462,500 in fees and commissions) raised in the subsequent private placements, as well as the $500,000 (before deducting approximately $142,500 in fees and commissions) due to be invested upon purchase of the additional convertible debentures, will allow the Company to maintain operations as presently conducted at least through the next twelve months. If however the Company expands its current operations to include strategic partnerships or mergers or acquisitions, then the Company will require additional financing to maintain expanded operations. The Company is currently reviewing possible private sales of equity or debt with equity features. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to obtain additional capital when needed or on terms acceptable to the company or that any such additional capital will not have a dilutive effect on current stockholders.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

N/A

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended on June 30, 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

      1. In April 2000, the Company issued to an unaffiliated party a total of 250,000 shares, as part of a settlement agreement.

      2. On May 30, 2000, the Company issued a total of 82,250 shares to (and among) five consultants for services rendered to the Company.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Reports on Form 8-K for the three months ended June 30, 2000

      None

      (b) Exhibit

      27.1 Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: August 14, 2000                   AMBIENT CORPORATION


                                        /s/ Aryeh Weinberg
                                        ----------------------------------------

                                        Chief Financial Officer