Form 10KSB/A
period 1999-12-31
AMBIENT CORP /NY
filed 2000-09-12
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A
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

                    22 Beit Hadafus, Jerusalem , 95483 Israel
                    (Address of Principal Executive Offices)

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer did not report any revenues for the year ended December 31, 1999.

      As of April 14, 2000, there were 9,656,611 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock on April 11, 2000 held by non-affiliates was approximately $34,631,375.

      *We are amending the annual report on Form 10-KSB/A for the year ended December 31, 1999 and such year-end financial statements to disclose the following transactions recorded in the March 31, 2000 financial statements: (i) a non-cash extraordinary loss in the amount of approximately $9.8 million and a corresponding credit to additional paid-in-capital to reflect the fair value of shares of the Company's common stock issued in February 2000 in extinguishment of outstanding debtand (ii) $285,417 in interest expenses and a corresponding credit to additional paid-in- capital to reflect the beneficial conversion feature of certain debentures issued in February 2000.

      ITEM 1. BUSINESS

Introduction

      Ambient Corporation ("Ambient" or the "Company") is engaged in the design and development of products and services in the fields of electronic commerce, Internet access and advanced telephony applications. All of the Company's design and development activities are conducted within the State of Israel.

      Ambient's activities are currently centered in two distinct areas: (i) the marketing and implementation of complete solution which includes Company proprietary technology, designed to facilitate the provision of rapid power line telecommunication services to homes, businesses and power utilities initially in North America and Japan and (ii) the establishment, initially in Israel, of a nationwide screen phone network that is designed to enable e-commerce and Internet browsing for consumers who do not have access to, or are unable or unwilling to use, personal computers.

      Since its founding in June 1996, the Company has been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, the Company elected to leverage its experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of the Company's proprietary technologies in the field of power-line-telecommunications (PLT) and screen phones. The Company has ceased all design and development efforts in the smart card area.

      The Company has established a subsidiary, PLT Solutions, Inc., in which it holds a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for rapid Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. The Company has designed and developed proprietary technology that overcomes these infrastructure limitations. Ambient believes that its technology will be especially attractive to Internet providers/integrators.

      The Company established a wholly owned subsidiary in Israel, ICC, which carries out research and development for PLT Solutions, Inc.

      The Company has a 40% interest in a newly established Israeli company, Kliks, which is engaged in attempting to establish a nationwide screen phone network in Israel. Kliks is currently marketing a third party's screen phone in Israel and also designing and establishing a services delivery platform to which users of the screen phone will have access. Users may log on to such platform to gain access to services such as e-mail, home shopping and advanced telephony. The network screen phone will enable Internet access for a wide segment of the population which is less familiar with the use of personal computers (PC's), or belongs to the large segment of populace which does not have a PC. Ambient's Vice-President, Mr. Bernie Wolff, holds the remaining 60% interest in Kliks.

      A discussion of each of power line transmission and the screen phone network follows:

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

      To date, traditional Access networks have included modems connected to conventional telephone lines, higher speed digital subscriber telephone lines
(ADSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, the Company believes that the traditional access methods have certain drawbacks. The ADSL method typically requires high implementation costs. Cable TV modems are characterized by loss of rapidity of service when the number of subscribers reaches a critical mass and wireless networks are unreliable, as is generally the case in the use of cell phones.

      One of the more rapid and affordable methods of access utilizes conventional electrical power grids, also known as power-line communication, to transmit data to individual users. The use of electrical power grids as an access method is, in the Company's view, an especially attractive proposition given the widespread infrastructure "wiring" already in place. The same electrical wiring that carries electrical power to individual homes and business can also transmit high speed data. However, there are certain infra-structural limitations that have, until recently, effectively precluded the use of conventional electrical power grids as an affordable access method.

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

      Ambient's proprietary technology enables coupling the data to and from the neighborhood distribution lines without the need to establish an electrical connection. The Company's proprietary coupler, a prototype of which is ready for feasibility demonstration, either uses the existing insulation of underground cables or is easily insulated to slip around overhead medium voltage distribution wires. Accordingly, the manufacturing costs are significantly reduced in comparison to the conventional bypass coupler.

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

      Fueled by recognition of the overwhelming financial and practical benefits, interest in high speed power-line telecommunication has expanded. Technical conferences on the subject are frequent, and attended by power companies, as well those from other relevant fields including telecommunications and networking companies such as 3COM, Cisco, Cinergy and others. PLT chips and modems for in-house networking are maturing, and a large number of companies are vying for this market. Network speeds of data transmission are rapidly increasing. To realize maximum benefit from the in-home network, users are looking to connect it to a high speed Internet feed. So an initial group of users who already use low voltage, in-premises PLT and trust the technology is emerging, with a built-in demand for access connectivity to the Internet backbone.

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

      In contrast, the Company's networks can be deployed in entire neighborhoods in a matter of days, and their direct connection to the backbone means no bottlenecks or heavy investments. Also, telephone outlets typically exist in only one to three locations within a premise, while power outlets are already installed in every room.

      o T1 Trunks - T1 (1.544 Mbps) is a digital telephony trunk, typically used by phone companies to provide telephone service to large organizations. It provides high speed in both directions, the equivalent of 24 telephone conversations. But, its $250 monthly tariff prices it out of the market for most home and small business users.

      o Satellite - Some satellites serve as data relay stations, and some of these are connected to the Internet backbone to provide high speed data to users. The user needs to buy, mount and aim a fairly large dish, he needs a microwave transmitter/receiver, and a special modem. Since the ground-based antennae cannot beam a strong signal back to the satellite, only low speeds of 56 kilobits per second can be sent from the user to the Web, the same data speed as is available over dialup modems.

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

The Solution

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

Integrating the Company's Coupler into a Complete Access Network

      In order to provide a comprehensive power line access solution to the end user, the Company's coupler is required to be integrated with the following technologies:

o     a spread spectrum modem
o     a media access control processor
o     a network control system
o     user interface devices

      The spread spectrum modem is the device which turns the digital data into a high frequency signal, and its spread spectrum character both minimizes radio interference and provides tolerance for the noise interference to be found on power lines. The media access control processor is the "traffic cop" which coordinates packaging of data into "packets," and who sends the signal. The network control system provides overall control of traffic. And the user interface devices translate the high frequency signals coming over the power line into useable data for their computers and other devices.

      In order to provide a comprehensive solution in an expeditious manner, the Company needs to coordinate its efforts with companies experienced in the modem and networking fields. The Company is currently examining options respecting alliances with such companies. The Company cannot provide any assurance that it will be successful in concluding such alliances.

      The Company's solution seeks to provide an initial system data rate of 10 megabits per second, and it believes that this can be upgraded to several times this speed, with future developments in hardware and software. For example, current modems use relatively simple "modulation" techniques that turn data bits into high frequency energy. Future modems are expected to use more sophisticated modulation techniques which allow the same frequency band to carry at least three times more data.

The Company's Coupler Product

      The Company believes that it has completed the design and development of a unique coupling method with very low projected manufacturing costs and that does not materially impact on power grid reliability. The Company's prototype product has passed high voltage testing at a lab in the US and has been field tested for communications between two transformers at a power company site.

      Ambient's coupler features:

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

      The Company is currently in the process of arranging for the pilot testing of our proposed product with potential commercial partners. Further productization steps will include Standards testing and certification, mechanical package design and tooling for mass production.

      To provide a end to end data distribution network, the Company needs to collaborate with a modem and media access control processor chip manufacturer, and a data network equipment manufacturer.

      It will be necessary for the Company to obtain the cooperation of a utility company in order to progress with full pilot testing and commercialization.

Production & Supplies

      The Company's proprietary couplers utilize special magnetic materials and high voltage weatherproof plastics, as well as standard components that are obtainable from local sources. The Company has identified potential suppliers who can supply the special magnetic materials and high voltage weatherproof plastics. The Company has held meetings with these suppliers, and initial estimates have been made for one time tooling costs. The Company does not regard any one supplier as essential to its operations since equivalent replacements for the components are either available from one or more sources at competitive prices. The Company believes that the approximate cost to the Company of the components for the couplers should not exceed $20 per unit. The Company currently does not have a written contract with any supplier for any of the components.

      Subject to successful completion of pilot testing, the Company intends to initially assemble the couplers at its facilities. The Company anticipates that it will need to retain appropriate professionals to assemble and test the couplers. The Company estimates that with 5 assemblers and 3 testers it can fill orders of up to eight thousand units per month. As quantities grow, offshore assembly facilities may be selected to increase production capabilities and reduce cost.

      The Company anticipates that all future suppliers and assemblers will be certified to recognized international quality assurance standards.

Competition

      The Internet Access market is highly competitive. The Company faces competition from many Internet access and service providers with significantly greater financial resources, well-established brand names and large, existing customer bases. Moreover, the Company expects the level of competition to intensify in the future. The Company expects significant competition from:

      I. (ISPs) Internet Service Providers.

      ISPs provide Internet access to residential and business customers. These companies provide Internet access over existing networks. They have nationwide marketing presences and strategic or commercial alliances with telecom carriers. Significant ISPs include Concentric Network Corporation, Mindspring Enterprises, Inc., PSINet Inc. and Verio, Inc. Incumbent Local Exchange Carriers, ILECs, such as SBC Communications, Inc., GTE Corp., Ameritech Corp. and US WEST, Inc.

      II. Wireless and Satellite Service Providers.

      The Company also faces competition from other fixed-wireless services, such as Teligent, Inc., NEXTLINK Communications, Inc. and Winstar Communications, Inc. AT&T has also announced plans to expand its fixed-wireless network to compete for voice and high-speed data customers in businesses and residences. The Comapny also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Communications, Inc. (a subsidiary of General Motors Corporation), Teledesic LLC and others have filed applications with the FCC for global satellite networks that can be used to provide ubiquitous two-way broadband voice and data services to fixed locations. Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of the Company's service offerings.

      III. Other Telephony Services.

      The Company also faces intense competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other local exchange carriers, have significantly greater financial and other resources than the Company and better established brand awareness in their service areas.

      IV. Subscription Television Competition Hardwire Cable.

      The Company's principal subscription television competitors are traditional hardwire cable operators such as AT&T Broadband & Internet Services (formerly TeleCommunications, Inc.), and Time Warner Entertainment. Hardwire cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than the Company has. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. Direct Broadcast Satellite ("DBS") service is available from DirecTV, Inc., which is a subsidiary of the Hughes Electronic unit of General Motors Corporation and Echostar Communications Corporation. The Company competes with many retail distributors of DirecTV and other DBS service.

      V. Competing PLT Technology.

      Media Fusion Inc. has claimed that it can transmit ultrahigh speed data over power lines, using a patented technique which uses the power line's own pulsating magnetic field as a microwave waveguide. This technique would require the deployment of expensive MASER amplifiers at each data reception point, and would not be cost effective for neighborhood "last mile" applications requiring a large quantity of such reception points. The Company views this technology, should it be successfully demonstrated and deployed, as relevant to ultrahigh speed transmission over the high voltage backbone network, where it would compete with optical fiber technology.

                                  Screen Phones

      Through Kliks, an Israeli company, the Company intends to serve as the vehicle in Israel to offer the screen phone as an effective tool for offering a full range of Internet and e-commerce services to the business (B-to-B) and public consumers. Kliks has developed a concept that offers all the elements essential for capitalizing on current consumer interest in the Internet and e-commerce, while overcoming most of the shortcomings of a PC-based market approach by the on-line services industry.

      The means to deliver services to the end-user will be through screen-enhanced telephones supporting enhanced telephony services that are now commercially available. The screen phones are Internet enabled with an integrated alphanumeric keyboard, and a reader capable of handling smart cards for electronic payments. The model relies on using Internet enhanced screen phones instead of the personal computer (PC) as the conduit for electronic commerce.

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

      Kliks success will be dependant on its ability to obtain the exclusive distribution rights in Israel for a screen phone and its ability to design and establish a services delivery platform. Kliks is currently negotiating such rights for a screen phone which it believes to be a superior product. Kliks has entered into an agreement with a software design company to develop and maintain a services platform, pursuant to which users of the screen phone may log on to gain access to services such as e-mail, home shopping and advanced telephony. In addition, Kliks will need to enter into strategic relationships with well-established providers, such as the national telecommunication carrier (Bezeq), and a platform operator, who together will launch a portfolio of screen telephony and electronic services to both business and the consumer.

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

      In addition to revenues from home-based services, the Company believes that Kliks will be able to generate revenues from large organizations whose business depends on establishing and maintaining long-term account relationships with customers. This will include banks and other financial service companies, telephone and utility companies, consumer orientated services (supermarkets, travel agencies, etc.) and leisure organizations (cable, pay per view, lottery etc.). Within a community, sponsors will use this channel to deliver local content services, thereby developing sustainable long-term relationships. Community services organizations (schools, local authorities, libraries etc.) will have a direct electronic link into the homes in their community, in order to promote local services. This will be achieved through conventional e-mail messaging through the server.

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

      Cellular - operators in Israel are establishing portals that will enable their subscribers to access the web and information services. Wireless Access Protocol (WAP) services are under development which will be delivered to mobile phones. Although these services will also be suited to screen phones, they are primarily for mobile use. They do not, in the Company's view, represent a threat to the screen phone in the home due to differences in communication costs and size of the screen among other factors.

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

                            Patents and Trade Secrets

      Two provisional patent applications, with 1999 and 2000 priority dates, and an assignment to PLT Solutions, Inc., have been submitted to the United States Patent & Trademark Office. The Company's Israeli subsidiary, Ambient Ltd., has two smart card patent applications pending in Israel which were filed in 1996, for one of which a corresponding application was filed in the United States in 1997. The United States Patent and Trademark Office ("PTO") has allowed one patent application, which was filed in the United States in 1996, for which a corresponding application was filed under the international Patent Cooperation Treaty in 1997. There is currently one US patent pending in the field of contactless smart cards. The smart card technology is not currently being exploited nor does the Company foresee that it will be exploited in the near future.

      There can be no assurance that any of the Company's future patent applications will be granted, that any current or future patent or patent application will provide significant protection for the Company's products or technology or be of commercial benefit to the Company, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect our technologies or that the Company will not be vulnerable to competitors who attempt to copy or use our Smart Card products or processes.

                             Research & Development

      A wholly owned subsidiary of the Company in Israel, Insulated Connection Corporation, Ltd., provides research and development work for PLT Solutions Inc. Neither the Company nor Ambient Ltd, its Israeli subsidiary engaged in smart card based technologies, undertakes any research and development activities.

                                    Employees

      As of March 31, 2000, the Company, together with all of its subsidiaries, had six employees. Mr. Michael Braunold, the Company's Chairman and Chief Executive Officer, also serves as Chief Executive Officer of Ambient's subsidiary PLT Solutions, Inc., and the Company's Chief Financial Officer, Mr. Aryeh Weinberg, serves as Chief Financial Officer of PLT Solutions, Inc., Kliks, ICC and Ambient Ltd. PLT Solutions, Inc. employs an additional employee, Mark Isaacson, as Chief Operating Officer. Mr. Bernie Wolff, the Company's Vice President, also serves as Chief Executive Officer of the Company's 40% owned subsidiary, Kliks. Kliks also employs as a second employee the spouse of the Company's Chairman and Chief Executive Officer, Mr. Michael Braunold. Dr. Yehuda Cern serves as the Chief Technical Officer of ICC.

ITEM 2. PROPERTIES

      The Company's Israeli subsidiary, ICC, leases 250 square meters of office space in Jerusalem, Israel.

            The Company's corporate offices are located at 22 Beit Hadafus, Jerusalem 95483 Israel and its telephone number is 972-2-651-4330. Kliks' corporate offices are located at 3 Gavish St., Kfar Saba, Israel. PLT Solutions Inc.'s corporate offices are located at 60 Kendrick Street, Brookline, Massachusetts. The Company's telephone number in the United States is (888) 861-0205. The Company also maintains a mailing address in the United States at 1285 Avenue of the Americas, New York, New York 10019.

ITEM 3. LEGAL PROCEEDINGS

      We are not involved in any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held our Annual Meeting of Shareholders on December 29, 1999 and the shareholders voted as to the following: (a) election of Michael Braunold and Aryeh Weinberg as directors to serve for a term of one (i) year or until their respective successors are elected and (b) the approval of Brightman Almagor & Co. (a member of Deloitte Touche Tohmatsu), as independent public accountants of the Company for the year ending December 31, 1999. All of these matters were approved.

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

                                      HIGH             LOW
     By Quarter End
     1999
     First Quarter                     1.375          2.625
     Second Quarter                    5.5            0.8125
     Third Quarter                     1.1875         0.625
     Fourth Quarter                    2.5            0.75
     1998
     First Quarter                    10.75           3.25
     Second Quarter                    9.5            4

     Third Quarter                    10.5            4
     Fourth Quarter                    8              3.5

      As of March 31, 2000, there were approximately 68 holders of record of the Company's common stock. The Company believes that a significant number of shares of its common stock are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of its stock.

      The Company has not declared or paid dividends on the Common Stock since its formation, and it does not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on the Company's then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. PLAN OF OPERATIONS

      The following discussion and expositions should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-KSB/A. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this Report to conform such statements to actual results.

      The Company is engaged in the design and development of products and services in the fields of electronic commerce, Internet access and advanced telephony applications. All of the Company's design and development activities are conducted within the State of Israel.

      Ambient's activities are currently centered in two distinct areas: (i) the marketing and implementation of a unique solution which includes Company proprietary technology designed to facilitate the provision of rapid power line telecommunication services to ordinary business and personal consumers and (ii) the establishment, initially in Israel, of a nationwide screen phone network that is designed to enable e-commerce and Internet browsing for consumers who do not have access to, or are unable or unwilling to use, personal computers.

      Since its founding in June 1996, the Company has been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, the Company elected to leverage its experience and expertise acquired in the area of smart card based technologies to the design, development and commercialization of proprietary technologies in the field of power-line-telecommunications (PLT) and screen phones. The Company has effectively ceased all research and design efforts in the smart card area.

      The Company has established a subsidiary, PLT Solutions, Inc., in which it hold a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in the United States and Japan for rapid Internet, telephone and data transfer to ordinary business and personal users. Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. The Company has designed and developed proprietary technology that overcomes these infrastructure limitations. The Company believes that our technology will be especially attractive to Internet providers/integrators.

      The Company has a 40% interest in a newly established Israeli company, Kliks which is engaged in attempting to establish a nationwide screen phone network in Israel. The remaining 60% interest in Kliks is held by the Company's Vice-President, Mr. Bernie Wolff. The network will enable Internet access for a wide segment of the population which is less familiar with the use of PCs, or belongs to the large segment of populace which does not have a PC.

      The Company established a wholly owned subsidiary in Israel, ICC, which carries out research and development for PLT Solutions, Inc.

      As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      As of December 31, 1999, the Company expended $1,721,837 on research and development activities (net of $558,195 received by Ambient Ltd. as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      As of December 31, 1999, the Company has incurred net losses aggregating $6,078,528, reflecting principally net general and administrative expenses and net research and development expenses. The Company expects to incur significant up-front expenditures in connection with the new focus of its operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. Ambient may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers. The report of the independent auditors on the Company financial statements for the year ended December 31, 1999 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for it to raise additional capital.

      The Company issued to an independent consultant warrants, exercisable through February 2002, to purchase up to 1.5 million shares of our common stock, at an exercise price per share of $0.01. As a result of the issuance of these warrants, the Company recognized a significant non-cash cost, and recorded approximately $1.5 million as deferred financing expenses and charged approximately $88,000 to operations.

      In February 2000, the Company issued $1,000,000 of its 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, certain of these investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. The debentures mature on the second anniversary of issuance. The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions.

      In connection with the issuance of the 10% convertible debentures, the Company issued to the debenture holders warrants to purchase, in the aggregate, 625,000 shares of the Company's common stock at an exercise price per share of $1.00. The warrants expire approximately on the third anniversary of the date of issuance. The debentures and the warrants are currently convertible and exercisable, subject to certain restrictions. Upon issuance of the remaining $500,000 of the debentures, the Company will issue warrants to purchase in the aggregate an additional 312,500 shares of its common stock at an exercise price per share of $1.

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

      The Company anticipates that cash on hand, as well as the $1,000,000 due to be invested upon purchase of the additional convertible debentures, will allow the Company to maintain operations as presently conducted at least through December 31, 2000. Thereafter, we will need additional financing to maintain operations. The Company is currently reviewing possible private sales of equity or debt with equity features. The Company has no commitments for any such financing and there can be no assurance that it will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements, which are included in this report on pages F-1 through F-25, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters And Control Persons

      The names, ages and positions of the Company's directors, executive officers and key employees of certain of its subsidiaries are as follows:

     Name               Age     Position
     ----               ---     --------

     Michael Braunold   40      Chairman of the Board, Chief Executive
                                Officer and Director; Chief Executive
                                Officer and Director of PLT Solutions,

                                Inc., Director of Kliks.com Ltd.; Director of Insulated Connection Corporation, Ltd.

     Aryeh Weinberg     42      Chief Financial Officer and Director; Chief
                                Financial Officer of Kliks.com Ltd.; Chief
                                Financial officer of PLT Solutions Inc.;
                                Chief Financial Officer of Insulated
                                Connection Corporation, Ltd.

     Bernie Wolff       54      Vice-President; Chief Executive Officer and
                                Director of Kliks.com Ltd.

     Dr. Yehuda Cern    56      Chief Technology Officer of Insulated
                                Connection Corporation, Ltd.

     Mark Isaacson      40      Chief Operating Officer of PLT Solutions,
                                Inc.

      The business experience, principal occupations and employment, as well as the periods of service, of each of the Company's directors and executive officers during at least the last five years are set forth below.

      Michael Braunold has been the Chairman of the Company's Board and a director since November 1999, Chief Executive Officer of the Company and Chief Executive Officer and Director of PLT Solutions, Inc. since March, 2000 and Director of Kliks.com Ltd. since January, 2000. Mr. Braunold concurrently serves as Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques, a position which he has held since March, 1998. From 1986 to February 1998, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. As part of his corporate role, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization including a period in the US as Vice President of a Scitex US subsidiary company specializing in medical imaging. Mr. Braunold originates from the UK where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School, London.

      Aryeh Weinberg has been a director since November 1999 and the Company's Chief Financial Officer and of Ambient Ltd. since January 1997. Mr. Weinberg acted as the Company's Chief Executive Officer from September 1999 to March 2000. Concurrently from January 1997 through January 1998, Mr. Weinberg served as Chief Financial Officer of Delta Three.Com., Inc., a global Internet telecommunications company. From 1980 to 1996, Mr. Weinberg, a certified public accountant, worked at Schiller Holinsky & Garolyn P.A., a public accounting firm in the United States, becoming the audit and accounting partner there in 1991. Mr. Weinberg earned a Bachelor's degree in business administration from Towson State University in Baltimore, Maryland.

      Bernie Wolff has been the Company's Vice President since March, 2000 and Chief Executive Officer and Director of our subsidiary Kliks.com Ltd. since January 2000. From 1998 to 1999 he held the post of Executive Vice President of Strategic Alliances and Business Development for PFS Ltd., a software development company in Israel, specializing in wholesale banking FX and MM trading systems for financial institutions. From November 1997 until January 1998 Mr. Wolff served as a Vice President of Surecomp Ltd., a software development company in Israel. From 1982 to October 1997, he held senior international corporate positions in 5 countries for Philips Electronics in a career spanning almost 25 years. Prior to moving to Israel in 1997, he served for seven years as Senior Vice President of Sales and Marketing for Philips Home Services in the US. In this capacity he was responsible for the invsestigation of the on-line services industry in the US.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Except for Michael Braunold who receives $7,500 annually for serving on the Company's Board, directors currently do not receive cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Roan Capital Partners, L.P., the underwriter of the Company's initial public offering, is entitled to designate one director to the Board during the three (3) year period ending February 12, 2001. Roan Capital Partners, L.P. has not identified any director designee.

Key Employees of Certain of the Subsidiaries

      Below is certain information relating to two key employees of the Company's wholly-owned research and development subsidiary, ICC and its majority owned subsidiary, PLT Solutions, Inc.:

      Dr. Yehuda Cern has been Chief Technology Officer of Insulated Connection Corporation, Ltd. since February 2000 and was the Chief Technology Officer of our subsidiary Ambient Ltd. from September 1997 to January 2000. Dr. Cern worked at AirOptics, Inc., an infrared communications company located in Lancaster, Pennsylvania and a subsidiary of JOLT, Ltd. in Jerusalem, as Chief Operating Officer and Senior Vice President from 1996 to 1997 and as Chief Technical Officer from 1993 to 1996. From 1991 to 1993, Dr. Cern served as R&D Manager and then Chief Operating Officer of News Datacom Research Ltd., a subsidiary of News Corp. located in Israel. Dr. Cern received a B.S. degree and an M.Sc. degree in electrical engineering from Wayne State University in Detroit and a Ph.D. in medical electronics from the Weizmann Institute in Israel.

      Mark Isaacson has been the acting Chief Operating Officer of PLT Solutions, Inc. since April 2000. From 1998 until April 2000 Mr. Isaacson served as an independent consultant to various companies in the high technology industry. From 1995 to 1998 he held the post of President of The Marlin Group, Inc., a marketing and business development consultancy specializing in brand marketing. In this capacity he was responsible for company operations and business development. From 1983 through 1994, as President of Prestige International, a specialist company in implementing consumer brand marketing and merchandising projects for Fortune 1000 companies, he was responsible for company operations and worldwide business development. Mr. Isaacson has over 16 years of senior management experience.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that for the year ended December 31, 1999 each of Aryeh Weinberg and Michael Braunold failed to file a Form 3 in connection with their appointment as an officer and election as a director of the Company and Aryeh Weinberg failed to file a Form 4 or 5 with respect to options granted to him in May 1999. The Company has been advised that such Reporting Persons intend to file such forms in the near future.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the Company's fiscal years ended December 31, 1999, 1998 and 1997 by the Company's former Chief Executive Officer and other "named executive officers," as defined under the rules and regulations of the Securities Act of 1933, as amended (the "Securities Act").

                           SUMMARY COMPENSATION TABLE

Name and
Principal Position            Year          Annual Compensation                                Long-Term Compensation

                                                     Other Annual
                                   Salary   Bonus    Compensation                 Awards                       Pay-outs
                                   ------   -----    ------------
                                   ($)      ($)      ($)               Restricted          Securities
                                                                       Stock               Underlying
                                                                       Award(s)            Options      LTIP           All Other
                                                                       ($)                 (#)          Pay-outs($)    Compensations
                                                                       ----------          ----------   -----------    -------------
Arych Weinberg,              1999  65,666   --           --                                   51,000(2)   --     --        --
Chief Financial              1998  52,484   --           --            --                     --          --     --        --
Officer and Former           1997  16,250   --           80,000(3)                            --          --     --        --
Acting Chief Executive
Officer (1)

Yehuda Corn                  1999  115,139   --           --           --                     --          --     --        --
Former Chief                 1998  120,017   --           --           --                     --          --     --        --
Technology                   1997  29,537    --           --           336,000(5)             --          --     --        --
Officer (4)

Jacob Davidson,              1999  23,991    --           --           --                     119,000(7)  --     --        --
Former Chief                 1998  83,244    --           --           --                     --          --     --        --
Executive Officer (6)        1997  61,085    --           --           --                     --          --     --        --

(1) Mr. Weinberg acted as the Company's Chief Executive Officer from September 1999 to March 2000.

(2) Represents 51,000 vested options issued in May 1999 under the Company's 1998 Stock Option Plan at an exercise price per share of $0.81. See "Certain Relationships and Related Transactions."

(3) Represents the value of 20,000 shares of the Company's common stock issued in February 1997 (based on August 1997 valuation).

(4) Dr. Cern resigned from the position of Chief Technology Officer of the Company's subsidiary Ambient Ltd., in January 2000. Dr. Cern has held the position of Chief Technology Officer of the Company's affiliate Insulated Connection Corporation, Ltd. since March 2000.

(5) Represents the value of 84,167 restricted shares of the Company's common stock issued in August 1997. Such shares vested in August 1998.

(6) Jacob Davidson resigned from the Company's employ in September 1999.

(7) Represents 119,000 vested options issued in May 1999 under the Company's 1998 Stock Option Plan at an exercise price per share of $0.81. See "Certain Relationships and Related Transactions."

                             OPTIONS GRANTED IN 1999

      The following table sets forth certain information concerning options granted during 1999 to the executive officers named in the Summary Compensation
Table:

                    Number of            Percentage of
                    Securities           Total Options       Exercise
                    Underlying           Granted to          Price        Expiration
Name                Options granted (#)  Employees in 1999   ($/share)    Date
----                -------------------  -----------------   ---------    ----------
Jacob Davidson                  119,000           70%          0.81(1)       2009
Arych Weinberg                   51,000           30%          0.81(1)       2009

(1) Based on the closing price of the common stock ($0.81) on May 24, 1999, as reported on the OTC Electronic Bulletin Board.

       AGGREGATED OPTION EXERCISES IN 1999 AND 1999 YEAR END OPTION VALUES


                                                    Number of Securities
               Number of                           Underlying Unexercised          Value of Unexercised
               Shares                                    Options at                in-the-Money Options
               Acquired on      Value               December 31, 1999(#)          at December 31, 1999($)
Name           Exercise (#)     Realized ($)    ---------------------------   ------------------------------
----           ------------     ------------    Exercisable / Unexercisable   Exercisable(1) / Unexercisable
Jacob Davidson       0               0            119,000   /     0            $134,470     /     0
Arych Weinberg       0               0             51,000   /     0            $ 57,630     /     0

(1) Based on the difference between the exercise price of such options ($0.81) and the closing price of the common stock on December 31, 1999 ($1.94), as reported on the OTC Electronic Bulletin Board.

1998 Incentive Stock Option Plan

      The Company has adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for the grant of options to purchase shares of common stock to eligible employees, officers, directors, consultants and service providers of the Company. A total of 250,000 shares of our common stock has been reserved for issuance under the 1998 Option Plan.

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

      The 1998 Option Plan is administered by the Board of Directors. The Board has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan may be non-qualified stock options or Incentive Stock Options (an option which is intended to meet the requirements of Section 422 of the Internal Revenue Code) but in any case the exercise price of options granted may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock.) Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Stock Option to any employee who owns more than 10% of the outstanding common stock). The Board may, in its discretion and subject to the terms of the 1998 Option Plan (i) accelerate the date or dates on which all or any particular option or options granted under the 1998 Option Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1998 Option Plan may be exercised, provided, that no such extension will be permitted if it would cause the 1998 Option Plan, or any option granted thereunder, to fail to comply with Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, or if it would cause any incentive stock option granted under the 1998 Option Plan to fail to qualify as an incentive stock option. Except as described below or as otherwise determined by the Board at the date of the grant of the option, and subject to the provisions of the 1998 Option Plan, an optionee may exercise an option at any time within three months (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with the Company (one year if such termination was due to the death or Disability (as defined) of the optionee) but in no event later than the expiration date of the Option. Except as otherwise determined by the Board at the date of the grant of an Option, if the termination of the optionee's employment or other relationship is for cause, the Option will expire immediately upon such termination. Options granted under the 1998 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1998 Option Plan, shares subject to unexercised canceled or terminated options are reserved for subsequently granted options. The number of shares of our common stock reserved for issuance under the 1998 Option Plan, the number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of March 30, 2000, 210,000 options to purchase shares of common stock were outstanding under the 1998 Option Plan, leaving a balance of 40,000 shares of our common stock available for issuance.

Employment Agreements

      The Company entered into an employment agreement in March 2000 with Aryeh Weinberg pursuant to which Mr. Weinberg is employed as the Company's Chief Financial Officer for a one year term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the expiration date. Mr. Weinberg currently receives an annual salary of $72,000 and, subject to (and upon) the adoption of a new Company stock option plan by the Company's stockholders at the 2000 annual stockholders meeting, will be granted 50,000 options under such plan to purchase, at a nominal price, shares of common stock of the Company. Mr. Weinberg has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      Michael Braunold entered into an employment contract with the Company's subsidiary, PLT Solutions, Inc. He receives $3000 per month in salary and, subject to (and upon) the adoption of a new Company stock option plan by the Company's stockholders at the 2000 annual stockholders meeting, will be granted 100,000 options under such plan to purchase, at a nominal price, shares of common stock of the Company, such options to vest over 3 years, beginning March 2000, except that if all (or substantially all) of the assets of PLT Solutions, Inc. are sold, then all of these options immediately vest. The employment agreement is for one year beginning March 2000 and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. Mr. Braunold has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      Bernie Wolff serves as the Company's Vice President pursuant to a letter appointment between us. Mr. Wolf is employed by Kliks.com Ltd. as Chief Executive Officer pursuant to an employment agreement entered into in February 2000. Mr. Wolff receives $5,000 per month and owns 60% of the outstanding capital of Kliks. The Company issued to Mr. Wolff, 10,000 options from the 1998 Option Plan, at an exercise price per share of $1.94, to vest as follows: (i) 5,000 options following 12 months of employment with Kliks and (ii) an additional 5,000 options following 24 months of employment with Kliks. Mr. Wolff has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

      Key Employees

      Mark Isaacson has been acting Chief Operating Officer of PLT Solutions, Inc. since April 2000. To date he has received $15,000 in salary per month. The terms of his employment agreement are currently being negotiated. The Company expects the changes in compensation to include an increase in monthly salary to $17,500 and options to acquire shares of the Company, exercisable at a nominal price. The Company anticipates, upon the adoption by its stockholders at the 2000 annual stockholders meeting of a new Company stock option plan, Mr. Isaacson will receive fully vested options for 100,000 shares of common stock on signing of the employment agreement, 50,000 options vesting twelve months thereafter and 200,000 options to vest upon achieving certain milestones, except, that, upon the sale of all (or substantially all) of the assets of PLT Solutions, Inc., then all of these options will immediately vest. The employment agreement will contain customer confidentiality and non-competition provisions.

      Yehuda Cern is the Chief Technical Officer of Insulated Connection Corporation, Ltd. Dr. Cern entered into an employment agreement with ICC in February 2000. He receives a base salary of $5,785 per month, which may be increased to up to $11,570 according to the number of hours he works per month. In addition, he was issued shares of the Company's common stock in an amount equal to 9.9% of the issued and outstanding equity of the Company's subsidiary, PLT Solutions, Inc. Upon and subject to the adoption of a new Company stock option plan at the Company's annual stockholders meeting to be held in 2000, Dr. Cern will be granted by the Company 100,000 options to acquire our common stock, at an exercise price per share of $2.50, of which 50,000 will vest upon the first anniversary, and an additional 50,000 options which will vest upon the second anniversary, of his employment with the Company. The employment agreement is for a term of one year and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. Dr. Cern has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company or soliciting employees of the Company for one year following the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 2000, certain information with respect to the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group:

                                           Shares of common stock     Percent of
Name and Address of Beneficial Owner       Beneficially Owned         Class(1)

Inglewood Holding Ltd.                     1,500,000                  13.4%
Grove Industries Ltd. (2)                    700,000                   7.24%
Clearview International
Investment (3)                               625,000(4)                6.08%
Ashfield Investment (3)                      625,000(4)                6.08%
Econor Investment
Corporation (3)                              625,000(4)                6.08%
Mantle International
Investment (3)                               625,000(4)                6.08%
Trax Investments Ltd. (5)                    537,250                   5.56%
Howard Weiss                                 500,000                   5.18%
Arych Weinberg (6)                            71,000(7)                *
Michael Braunold (6)                               0                   *
Directors and executive officers
     as a group (3 persons)                   71,000(7)                *

* Less than 1%

(1) Based on a 9,656,611 shares outstanding as of March 30, 2000. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from August 30, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from August 30, 2000 have been exercised.

(2) The business address of such beneficial owner is 11 The Shrubberies, George Lane, South Woodford, London E181BD.

(3) The business address of such person is c/o Advisor Associates Inc. 1575 45th Street, Brooklyn, NY 11219.

(4) Represents (i) shares issuable upon conversion of the entire $200,000 in aggregate principal amount of 10% Convertible Debentures due February 28, 2002, based on an assumed conversion price of $0.40, and (ii) 125,000 shares issuable upon exercise of outstanding warrants, which warrants are exercisable at an exercise price per share of $1.00

(5) The business address of such beneficial owner is the Grand Pavillion, Commercial Centre, West Bay Road, POB 2428 GI, Cayman Islands.

(6) The business address of each such person is c/o Ambient, 22 Beit Hadafus, Jerusalem 95483 Israel.

(7) Includes 51,000 fully vested options issued under our 1998 Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June 1999, the Company granted to Aryeh Weinberg, the Company's Chief Financial Officer, 51,000 vested options under the Company's 1998 Option Plan with a per share exercise price of $0.81. In April 2000, Mr. Weinberg was granted an additional 30,000 options under the 1998 Option Plan at a nominal exercise price per share, which options vest over 12 months. Subject to (and upon) the adoption of a new Company stock option plan at the Company's annual stockholders meeting to be held in 2000, the Company undertook to issue to Mr. Weinberg, from any such newly adopted plan, 50,000 options at an exercise price of $0.01 per share, such options to vest over 18 months.

      Michael Braunold, a director, the Company's Chief Executive Officer and Chairman of the Board, is paid $7,500 annually for serving on the Company's Board. Subject to (and upon) the adoption of a new Company stock option plan at the Company's annual stockholders meeting to be held in 2000, the Company undertook to issue to Mr. Braunold, from any such newly adopted plan, 100,000 options at an exercise price of $0.01 per share, such options to vest over 3 years, beginning March 2000. If all (or substantially all) of the assets of PLT Solutions, Inc. are sold, then all of these options immediately vest.

      In March 2000 the Company undertook to issue to Dr. Yehuda Cern, Chief Technology Officer of ICC, subject to (and upon) the adoption of a new Company stock option plan at the Company's annual stockholders meeting to be held in 2000, (i) 50,000 options from such any newly adopted plan, such options to vest following 12 months of continuous employment with ICC and (ii) an additional 50,000 options vesting following 24 months of continuous employment with ICC, in each case at an exercise price per share of $2.50.

      Pursuant to the letter appointment, dated March 28, 2000, of Bernie Wolff as Vice President, the Company issued to Mr. Wolff, 10,000 options from the Company's 1998 Option Plan, at an exercise price per share of $1.94, as follows:
(i) 5,000 options to vest following 12 months of employment with the Company as Vice President, and (ii) an additional 5,000 options to vest following 24 months of employment with the Company as Vice President.

      Mr. Wolff, the Company's Vice-President, currently owns 60% of the issued capital of our affiliate Kliks.com Ltd. The Company and Mr. Wolff entered into a shareholders agreement dated December 31, 1999 respecting the operations of Kliks. The Company holds an option to acquire an additional 10% of the equity of Kliks, exercisable until the second anniversary of the shareholders agreement, upon payment to Kliks of $250,000. The members of the board of Kliks are Mr. Wolff and Michael Braunold.

      PLT Solutions, Inc. and Mark Isaacson are currently finalizing the terms of Mr. Isaacson's employment as PLT Solutions' Chief Operating Officer. The Company anticipates, upon approval by its stockholders at the 2000 annual stockholders meeting of the 2000 Incentive Plan, Mr. Isaacson will receive fully vested options for 100,000 shares of common stock on signing of the employment agreement, 50,000 options vesting twelve months thereafter and 200,000 options to vest upon achieving certain milestones, all such options being exercisable at a nominal price per share. Upon the sale of all (or substantially all) of the assets of PLT Solutions, Inc., then all of these options will immediately vest.

      Mr. Jacob Davidson received 119,000 vested options in June 1999 under the Company's 1998 Stock Option Plan, at an exercise price per share of $0.81. Mr. Davidson, the Company's former Chief Executive Officer resigned from the Company in June 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1 Certificate of Incorporation of the Company, as amended (1)
3.2 By-Laws of the Company, as amended (1)
3.3 Memorandum of Association of Ambient Israel (1)
3.4 Articles of Association of Ambient Ltd. (1)
3.5 Certificate of Incorporation of PLT Solutions, Inc. (2)
3.6 By-Laws of PLT Solutions, Inc. (2)
3.7 Memorandum of Kliks.com Ltd. (2)
3.8 Articles of Association of Kliks.com Ltd. (2)
3.9 Memorandum of Insulated Connections Corporation Ltd.(2)
3.10 Articles of Association of Insulated Connections Corporation Ltd.(2)
4.1 Specimen Stock Certificate (1)
4.2 Form of 10% Promissory Note due January 20, 2000 (2)
4.2.1 Form of 10% Convertible Debenture due February 28, 2002 (2)
4.2.2 Form of Common Stock Purchase Warrant (2)
4.2.3 Warrant Agreement dated as of February 17, 2000 between Ambient and Inglewood Holding Inc. (2)
4.2.4 Form of Convertible Preferred Stock Warrant (3)
10.1 Form of the Company's 1998 Stock Option Plan. (1)
10.2 Form of Employment Agreement between the Company and Jacob Davidson(1)
10.3 Employment Agreement between Ambient Ltd. and Dr. Yehuda Cern (1)
10.4 Summary (in English) of principal terms of lease between Ambient Israel and Jerusalem Technological Park (1)
10.5 Employment Agreement dated March 27, 2000 between PLT solutions, Inc. and Michael Braunold (2)
10.6 Employment Agreement dated April 10, 2000 between Ambient Corporation and Aryeh Weinberg (2)
10.7 Employment Agreement dated December 31, 1999 between Kliks.com Ltd. and Bernie Wolff (2)
10.8 Marketing Agreement dated as of February 25, 2000 between Ambient Corporation and Hamilton Trading Ltd. (2)
10.9 Consulting Agreement dated as of March 29, 2000 between Ambient Corporation and Cabus Ltd. (2)
10.10 Consulting Agreement dated as of March 27, 2000 between Ambient Corporation and Rivermill Ltd. (2)
10.11 Consulting Agreement dated as of February 15, 2000 between Ambient Corporation and Limekiln Ltd. (2)
10.12 Consulting Agreement dated as of February 17, 2000 between Ambient Corporation and Gershon Tokayer (2)
10.13 Consulting Agreement dated as of February 14, 2000 between Ambient Corporation and Grove Industries Ltd. (2)
10.14 Amendment Agreement dated as of March 19, 2000 between Grove Industries Ltd. and Ambient Corporation. (2)
10.15 Consulting Agreement dated as of March 27, 2000 between Lingfield Ltd. and Ambient Corporation.(2)
10.16 Consulting Agreement dated as of February 19, 2000 between Trax Investments Ltd. and Ambient Corporation.(2)
10.17 Consulting Agreement dated as of March 20, 2000 between Nina Fischman and Ambient Corporation.(2)
10.18 Shareholders Agreement dated as of December 31, 1999 between Bernie Wolff and Ambient Corporation concerning Kliks.com Ltd.(2)
10.19 Form of Securities Purchase Agreement between Ambient and certain securityholders dated as of February 15, 2000 (2)

10.20 Form of Registration Rights Agreement dated as of February 15, 2000 between Ambient and certain investors (2)

21.1 Subsidiaries of the Company (2)
23.1 The consent of Brightman Alamgor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants *
23.2 The consent of Luboshitz Kasierer, a member of Arthur Andersen, certified public accountants.
27.1 Financial Data Schedule (2)

*     Filed Herewith

(1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-40045, and incorporated herein by reference

(2) Filed as an Exhibit to Ambient's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(3) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 333-43054, and incorporated herein by reference

(b)   Reports on Form 8-K

(i) Report on Form 8-K filed on November 15, 1999

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: September 11, 2000                s/ Michael Braunold


                                        Michael Braunold
                                        Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the date indicated.

Signature                   Title                              Date


/s/ Michael Braunold        Chairman of the Board,            September 11, 2000
                              Chief Executive Officer
                              and Director
                              (Principal Executive Officer)

/s/ Mark Isaacson           Vice President                    September 11, 2000
                              and Director

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORTS                                          F-1 - F-3

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                            F-4

   Statements of Operations                                                  F-5

   Statement of Changes in Shareholders Deficiency                           F-6

   Statements of Cash Flows                                                  F-7

   Notes to Financial Statements                                      F-8 - F-25

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation (a development stage company) and subsidiary (collectively, "the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended and for the period from inception (June 1996) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of the Company for the period from June 1996 (date of inception) through December 31, 1997, which statements reflect a net loss of $ 2,126,810, representing 35% of the total deficit accumulated during the development stage from inception to December 31, 1999. Those statements were audited by other auditors whose report (which expressed an unqualified opinion and included an explanatory paragraph with respect to the Company's continuing existence as a going concern) has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based, on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambient Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations, changes in shareholders' deficiency and cash flows for the years then ended and for the period from inception (June 1996) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss in 1999 of approximately $1.1 million (and approximately $6.1 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.7 million and a shareholders' deficiency of approximately $ 1million as of December 31, 1999. Although the Company raised net proceeds of approximately $ 3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence as a going concern is dependent on obtaining additional financing for product development and commercialization. After the balance sheet date, the Company raised debt financing, through convertible debentures in the amount of $1 million.

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

As discussed in Note 1 to the consolidated finical statements, the Company is in the development stage and its continued existence is dependent on obtaining additional financing for product development and commercialization. The Company incurred a net loss in 1996 and 1997 and anticipates that it will continue to incur losses for some time. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                           Luboshitz, Kasierer & Co.
                                           Member Firm of Arthur Andersen

Tel-Aviv, May 19, 1998

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      (in U.S. dollars, except share data)

                                                                                               As of December 31,
                                                                                               ------------------
                                                                              Note         1 9 9 9             1 9 9 8
                                                                              ----        ----------         ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                   8,071             16,138
   Restricted cash                                                              3             84,820            131,259
   Receivables and prepaid expenses                                                           34,628            334,983
                                                                                          ----------         ----------
       Total current assets                                                                  127,519            482,380
                                                                                          ----------         ----------
LONG TERM INVESTMENT                                                            4            170,000            350,000
                                                                                          ----------         ----------
PROPERTY AND EQUIPMENT                                                          5
   Cost                                                                                      264,928            328,320
   Less - accumulated depreciation                                                           129,630             92,057
                                                                                          ----------         ----------
       Property and equipment, net                                                           135,298            236,263
                                                                                          ----------         ----------
DEPOSITS FOR SEVERANCE PAY                                                      9                193              6,587
                                                                                          ----------         ----------
       Total assets                                                                          433,010          1,075,230
                                                                                          ==========         ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank loan                                                                   6A            140,903            144,006
   Accounts payable                                                                          212,967            337,105
   Notes payable                                                                7                 --            585,900
   Other current liabilities                                                    8            491,713            175,264
                                                                                          ----------         ----------
       Total current liabilities                                                             845,583          1,242,275
                                                                                          ----------         ----------
LONG-TERM LIABILITIES
   Long-term bank loan                                                         6B              9,958             37,886
   Liability for severance pay                                                  9             15,334             37,613
                                                                                          ----------         ----------
       Total long-term liabilities                                                            25,292             75,499
                                                                                          ----------         ----------
       Total liabilities                                                                     870,875          1,317,774
                                                                                          ----------         ----------
CONTINGENT LIABILITIES AND COMMITMENTS                                          10

NOTES PAYABLE                                                                   7            600,000                 --
                                                                                          ----------         ----------

SHAREHOLDERS' DEFICIENCY                                                        11

   Common stock $0.001 par value; authorized - 20,000,000 shares; issued and
      outstanding - 3,130,833 and 3,074,333 shares, respectively                               3,131              3,074
   Additional paid-in capital                                                              5,041,595          4,941,189
   Deferred stock-based compensation                                                          (4,063)          (239,683)
   Deficit accumulated during the development stage                                       (6,078,528)        (4,947,124)
                                                                                          ----------         ----------
       Total shareholders' deficiency                                                     (1,037,865)          (242,544)
                                                                                          ----------         ----------
       Total liabilities and shareholders' deficiency                                        433,010          1,075,230
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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in U.S. dollars, except share data)

                                                                                           Cumulative from
                                                                   Year ended                inception to
                                                                   December 31,              December 31,
                                                          ----------------------------     ---------------
                                                   Note       1999             1998              1999
                                                   ----       ----             ----              ----
Research and development expenses                            340,287           726,479         1,721,837
Less - participation by the Office of the Chief
Scientist of the State of Israel                   10A       231,767           230,452           558,195
                                                          ----------        ----------        ----------
                                                             108,520           496,027         1,163,642

Operating, general and administrative expenses      13       684,234         1,904,273         3,635,625
                                                          ----------        ----------        ----------

       Operating loss                                       (792,754)       (2,400,300)       (4,799,267)

Financing expenses, net                                      332,546           416,427         1,269,570
Other expenses, net                                            6,104             3,587             9,691
                                                          ----------        ----------        ----------

       Net loss                                           (1,131,404)       (2,820,314)       (6,078,528)
                                                          ==========        ==========        ==========
Basic and diluted loss per share                               (0.36)            (0.95)
                                                          ==========        ==========

Weighted average number of shares outstanding              3,121,479         2,979,541
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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                      (in U.S. dollars, except share data)

                                                                                                     Deficit
                                                                                                   accumulated
                                                                      Additional   Deferred stock  during the
                                            Number        Share        paid-in       - based       development
                                          of shares      capital       capital      Compensation      stage          Total
                                          ---------      -------       -------      ------------      -----          -----
   Balance - December 31, 1997             2,419,333         2,419       730,582      (241,112)    (2,126,810)    (1,634,921)
Stock issued pursuant to consulting
   agreement                                  75,000            75       654,925      (655,000)            --             --
Initial public offering in February
   1998                                      525,000           525     3,432,502            --             --      3,433,027
Stock issued in connection with
   short-term debt financing                  20,000            20        99,980            --             --        100,000
Additional stock pursuant to founders
   agreement for nominal consideration        35,000            35            --            --             --             35
Warrants issued pursuant to private
   placement of units                             --            --        21,600            --             --         21,600
Options granted pursuant to
   consulting agreement                           --            --         1,600        (1,600)            --             --
Amortization of unearned compensation             --            --            --       658,029             --        658,029

Net loss                                          --            --            --            --     (2,820,314)    (2,820,314)
                                          ----------    ----------    ----------    ----------     ----------     ----------

   Balance - December 31, 1998             3,074,333         3,074     4,941,189      (239,683)    (4,947,124)      (242,544)
Stock issued pursuant to consulting
   agreement - January 1999                    4,000             4         7,996        (8,000)            --             --
Stock issued pursuant to consulting
   agreement - February 1999                  15,000            15            --            --             --             15
Stock issued pursuant to consulting
   agreement - February 1999                  22,500            23        69,977       (70,000)            --             --
Stock issued pursuant to consulting
   agreement - April 1999                     15,000            15        12,173       (12,188)            --             --
Warrants issued pursuant to
   consulting agreement - April 1999              --            --        10,260            --             --         10,260
Amortization of deferred stock -
   based compensation                             --            --            --       325,808             --        325,808

Net loss                                          --            --            --            --     (1,131,404)    (1,131,404)
                                          ----------    ----------    ----------    ----------     ----------     ----------

   Balance - December 31, 1999             3,130,833         3,131     5,041,595        (4,063)    (6,078,528)    (1,037,865)
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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                              Cumulative from
                                                                          Year ended            inception to
                                                                         December 31,           December 31,
                                                                   -------------------------    ------------
CASH FLOWS - OPERATING ACTIVITIES
                                                                      1999           1998           1999
                                                                   ----------     ----------     ----------
Net loss                                                           (1,131,404)    (2,820,314)    (6,078,528)
Adjustments to reconcile net loss to net cash used in operating activities -
Items not involving cash flows:
  Depreciation and amortization                                       397,058        950,009      1,884,672
  Loss on sale of fixed assets                                         13,817             --         13,817
  Financing expenses paid via the issuance of common stock                 --        100,000        100,000
  Consulting expenses paid via the issuance of common stock
  and warrants                                                         10,275             --         10,275
  Increase (decrease) in net liability for severance pay              (15,885)        11,026         15,141
  Accrued interest on loans and notes payable                              --             --        210,016
  Write-down of long term investment                                  180,000        485,000        665,000
  Write-off of leasehold improvements                                      --         20,453         20,453
  Changes in operating assets and liabilities:
  Decrease (increase) in receivables and prepaid expenses             300,355       (295,061)        (7,866)
  Increase (decrease) in accounts payable                            (124,138)        90,343        (16,280)
  Increase (decrease) in other current liabilities                    316,449        (64,691)       303,158
                                                                   ----------     ----------     ----------
Net cash used in operating activities                                 (53,473)    (1,523,235)    (2,880,142)
                                                                   ----------     ----------     ----------
CASH FLOWS - INVESTING ACTIVITIES
Loan provided to another company                                           --       (835,000)      (835,000)
Additions to property and equipment                                   (12,102)      (112,317)      (371,819)
Proceeds from disposal of fixed assets                                 42,100             --         42,100
Decrease (increase) in restricted cash                                 46,439       (101,259)       (84,820)
                                                                   ----------     ----------     ----------
    Net cash provided by (used in) investing activities                76,437     (1,048,576)    (1,249,539)
                                                                   ----------     ----------     ----------
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from issuance of share capital                                    --             35          2,264
Proceeds from issuance of notes payable                                    --        600,000      1,000,000
Repayment of notes payable                                                 --       (400,000)      (400,000)
Proceeds of loans from shareholders                                        --             --        919,600
Repayment of loans from shareholders                                       --       (968,000)      (968,000)
Repayment of loan from related party                                       --        (13,947)            --
Repayment of long-term loan                                                --       (120,000)            --
Proceeds from long-term bank credit                                        --         58,859         95,969
Repayment of long-term bank credit                                    (40,935)       (37,110)       (78,045)
Increase in bank short term credit                                      9,904         11,047        108,899
Public offering of common stock                                            --      3,433,027      3,433,027
Proceeds from short-term bank loan                                         --         24,038         24,038
                                                                   ----------     ----------     ----------
    Net cash provided by (used in) financing activities               (31,031)     2,587,949      4,137,752
                                                                   ----------     ----------     ----------
    INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                (8,067)        16,138          8,071
CASH AND CASH EQUIVALENTS - BEGINNING
    OF PERIOD                                                          16,138             --             --
                                                                   ----------     ----------     ----------
    CASH AND CASH EQUIVALENTS - END OF PERIOD                           8,071         16,138          8,071
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

            The Company's activities are currently centered in two distinct areas; the completion of the design and development of a unique technology designed to facilitate the provision of rapid power line telecommunication (PLT) services to ordinary business and personal consumers and the establishment, initially in Israel, of a nationwide screen phone network designed to enable internet access for consumers who do not have access to, or are unable, or unwilling to use personal computers.

            The Company has not generated any revenues since inception.

      B. Going concern assumption

            The Company incurred a net loss in 1999 of approximately $1.1 million (and approximately $6.1 million since inception) and anticipates that it will continue to incur losses for some time. In addition, the Company had a working capital deficit of approximately $0.7 million and a shareholders' deficiency of approximately $1.1 million as of December 31, 1999. Although the Company raised net proceeds of approximately $3.4 million from an initial public offering in February 1998, it has substantially utilized all of such proceeds, primarily for product development. The Company's continued existence is dependent on obtaining additional financing for product development and commercialization.

            In February 2000, the Company issued $1,000,000, 10% convertible debentures to private investors (net proceeds were $857,500). The debentures mature on February 28, 2002 (see Note 15).

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

            In order to reduce its fixed costs until the above measures are partially or fully realized, during 1999, the Company terminated the employment of most of its employees. The Company has also undertaken other cost-cutting measures, such as reducing its lease space. In addition, due to the Company's adverse liquidity position, the Company did not pay salaries and salary related amounts to its remaining employees and to related institutions for several months.

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

      C. Consolidation

            The consolidated financial statements include those of Ambient and its 95%-owned subsidiary. Material intercompany transactions and balances have been eliminated in consolidation. The Company has recorded 100% of the subsidiary's losses since acquisition. No minority interest has been recorded in the financial statements.

      D. Property and equipment

            Property and equipment are presented at cost, less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, as follows:

                                                              Years
                                                              ------
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

      G. Loss per share

            Loss per share is presented in accordance with Statement No. 128 ("SFAS 128") of the FASB, "Earnings per Share." Pursuant to this standard, basic earnings (loss) per share exclude the dilutive effects of convertible securities and are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilutive effect of all convertible securities and are presented in the financial statements with the same prominence as basic earnings per share. Due to the anti-dilutive effect, basic loss per share was equal to diluted loss per share for each of the years presented. The number of potentially dilutive securities excluded from diluted earnings per share due to the anti-dilutive effect amounted to 308,000, 200,000 and 0, in 1999, 1998 and 1997, respectively.

            Retroactive recognition has been given in the calculation of basic loss per share to shares issued for nominal consideration prior to the Company's initial public offering.

      H. Fair value of financial instruments

            The Company's financial instruments are principally non-derivative assets and non-derivative liabilities, such as cash and cash equivalents, deposits in banks, receivables, loan receivable, short-term and long-term credit, accounts payable and other current and non-current liabilities. Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in these financial statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

      I. Recently issued standards

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have material impact on its consolidated financial statements.

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

      The Company provided the $350,000 loan upon execution of the letter of intent and provided additional cash advances during the third quarter of 1998 in the total amount of $485,000, such that the amounts provided to Ordacard by the Company aggregated $835,000. During 1999 the Company elected to convert the loan into 36,490 shares of Ordacard common stock, and has written down the investment to its estimated fair value of $170,000 (1998, Long Term Receivable - $350,000). The expense recorded in 1999 and 1998 with respect to this impairment amounted to $180,000 and $485,000, respectively.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 5 - PROPERTY AND EQUIPMENT

                                                         December 31
                                                     ---------------------
                                                      1999          1998
                                                     -------       -------
      Computers                                      104,437       104,437
      Machinery and equipment                         63,164        63,164
      Furniture and office equipment                  40,346        40,346
      Leasehold improvements                          12,102            --
      Motor vehicles (*)                              44,879       120,373
                                                     -------       -------
                                                     264,928       328,320
      Less - accumulated depreciation                129,630        92,057
                                                     -------       -------
                                                     135,298       236,263
                                                     =======       =======

      (*) The motor vehicles are pledged as collateral for a long-term bank loan.

NOTE 6 - BANK LOANS

      A. Short-term credit

                                                   Interest rate      December 31
                                                   -------------   ------------------
                                                    At December     1999       1998
                                                    -----------    -------    -------
                                                     31, 1999
                                                     --------
      Current maturities of long-term bank credit     14%-16%        7,966     20,973
      Bank overdraft line of credit                     18%        132,937     98,995
      Short-term bank loan                              14%             --     24,038
                                                                   -------    -------
                                                                   140,903    144,006
                                                                   =======    =======

      B. Long-term bank credit

            Consists of vehicle financing loans in the aggregate amount of $17,924, payable in monthly installments through 2002, including interest at various market rates. Current maturities in 2000 amount to $7,966. Payments due in future years (excluding the current portion) are as follows:

                    2001       $7,966
                    2002        1,992
                               ------
                                9,958
                               ======

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 7 - NOTES PAYABLE

      In June 1998, the Company conducted a private placement of units. Each unit consisted of: (i) a promissory note in the principal amount of $50,000 and (ii) warrants to purchase 10,000 shares of the Company's common stock. The Company sold 12 units in the private placement for aggregate consideration of $600,000. The relative fair value of the consideration allocated to the warrants was $21,600 using the Black-Scholes option pricing model, which was credited to additional paid-in capital.

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

NOTE 8 - OTHER CURRENT LIABILITIES

                                                      As of December 31
                                                   -----------------------
                                                     1999            1998
                                                   -------         -------

      Accrued vacation                              23,560          27,125
      Employees and officers                        99,797           1,472
      Accrued liabilities                          190,930          72,312
      Related parties                              177,426          74,355
                                                   -------         -------
                                                   491,713         175,264
                                                   =======         =======

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

NOTE 10 - CONTINGENT LIABILITIES AND COMMITMENTS

      A. In connection with its research and development, the Company received participation payments from the Office of the Chief Scientist of $231,767, $230,452 and $0 for the years 1999, 1998 and 1997, respectively. In return for such participation, the Company is committed to pay royalties at a rate of 3%-5% of sales of the product, up to 100% of the amount of grants received (In 1999 the entire amount was received and in 1998 $220,364 was included in receivables and prepaid expenses).

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

      D. The Company's Israeli subsidiary is party to various litigation matters, in most cases involving ordinary and routine claims incidental to Company's business. The Company's management cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 - SHAREHOLDERS' DEFICIENCY

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

      B.    Stock option plan

            In February 1998, the Company's shareholders approved a stock option plan for the issuance of stock options to employees and consultants of the Company. Pursuant to the plan, 250,000 common shares were reserved for issuance. Options under the plan may be either incentive stock options under the Internal Revenue Code or non-qualified options. For incentive stock options, the exercise price may not be less than 110% of the fair market value of the Company's common stock at the date of grant and are exercisable for a period not exceeding five years from the date of grant (110% of the fair market value if the grant is an Incentive Stock Option to an employee who owns more than 10% of the outstanding common stock). For non-qualified options, the exercise may not be less than 100% of the fair market value of the Company's common stock at the date of grant and are exercisable for a period not exceeding ten years from the date of grant.

            During 1998, 80,000 stock options were granted under the plan to a consultant of the Company. The exercise price of the options was $6 and the options were exercisable until August 1, 1999. Compensation expense of $1,600 was recorded in respect of this grant. The stock options expired on August 1, 1999.

            During 1999, 170,000 stock options were granted to the Chief Financial Officer (51,000 stock options) and to the former Chief Executive Officer (119,000 stock options) under the "1998 Stock Option Plan". In addition, 50,000 stock options were granted to a consultant and exercised.

            Since the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and since the terms were fixed and the exercise prices were set at no less than 100% of the share's price, no compensation expenses were recorded in respect of these grants. For pro - forma effect see Note 16.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 -SHAREHOLDERS' DEFICIENCY (cont.)

      B.    Stock option plan (cont.)

            The total number of stock options outstanding as of December 31, 1999 is 170,000.

                  A summary of the status of the Company's share option plans as of December 31, 1999 and 1998, as well as changes during each of the years then ended, is presented below:

                                                                      1999                             1998
                                                         ------------------------------    ------------------------------
                                                                        Weighted average                   Weighted average
                                                         Share options   exercise price    Share options   exercise price
                                                         -------------   --------------    -------------   --------------
                  Outstanding as of beginning of
                     year (1)                                80,000           6.00                  --             --
                  Granted                                   170,000           0.81              80,000           6.00
                  Exercised                                      --             --                  --             --
                  Forfeited                                 (80,000)            --                  --             --
                                                           --------                           --------           ----
                  Outstanding as of end of year             170,000           0.81              80,000           6.00
                                                           ========           ====            ========           ====

                  Options exercisable as of year
                     end                                    170,000           0.81              80,000           6.00
                                                           ========           ====            ========           ====

                  The following table summarizes information about share options outstanding as of December 31, 1999:

                                                                                                 Exercisable as of
                                       Outstanding as of December 31, 1999                       December 31, 1999
                      ------------------------------------------------------------------   -----------------------------
                                                         Weighted                                         Weighted
                      Range of                            average           Weighted                       average
                      exercise           Number          remaining           average         Number       exercise
                       prices         outstanding     contractual life    exercise price   exercisable      price
                     ---------       -------------   ------------------  ---------------- -------------  -----------
                        $0.81             170,000         9.4 years           $0.81           170,000       $0.81
                                          =======                                             =======

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 - SHAREHOLDERS' DEFICIENCY (cont.)

      C.    Stock issuances to consultants

            During 1999, the Company issued to certain consultants 56,500 shares of common stock for their services. The Company recorded deferred compensation of $90,188 in respect of these issuances, based on the market value of the shares at the date of issuance of $1.6 per share. The deferred compensation was amortized over the period of the service.

      D.    Warrants issuance to consultant

            During 1999, the Company issued to a certain consultant 18,000 warrants for past services. The exercise price of the warrants was $1.88 and the warrants are exercisable until April 2006. The Company recorded an expense of $10,260 in respect of this issuance, based on the fair value of the warrants at the date of issuance, based on the Black-Scholes model using the following assumptions: expected volatility - 50%; expected risk-free rate - 5%; expected dividend yield - none, expected life of the warrants - 7 years and share price and exercise price of $1.88.

            The total number of warrants outstanding as of December 31, 1999 is 138,000.With respect to 120,000 of these warrants see Note 7.

            The fair value (in dollars) of the warrants granted during 1999 amounted to $1.082 per warrant. The Company utilized the Black-Scholes option pricing model to estimate fair value, utilizing the following assumptions (all in weighted averages):

                                                                         1999
                                                                         ----
                         Risk-free interest rate                          5%
                         Expected life of warrants                      7 years
                         Expected annual volatility                       50%
                         Expected dividend yield                         None

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 11 - SHAREHOLDERS DEFICIENCY (cont.)

      E. Commitments for stock options issuance

        (1) In March 2000 the Company undertook to issue to the Company's C.F.O. additional stock options (see Note 14A).

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

        (3) In March 2000 The Company undertook to issue to the chief technology officer of a Company subsidiary, subject to (and upon) the adoption of a new Company employee stock option plan at the Company's Annual stockholders meeting to be held in 2000, (i) 50,000 options from such any newly adopted plan, such options to vest following 12 months of continuous employment with PLT Solutions Inc. and (ii) an additional 50,000 options vesting following 24 months of continuous employment with PLT Solutions Inc., (See Notes 15A and 17) in each case at an exercise price per share to be agreed upon at a future date.


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

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

                                                        Year ended December 31
                                                        ----------------------
                                                         1999            1998
                                                         ----            ----

            Rent                                            --         $ 62,400
                                                       =======         ========
            Salary                                     $89,657        *$135,728
                                                       =======         ========
            Proceeds from disposal of vehicles         $42,100               --
                                                       =======         ========

            Restricted stock awards                    170,000               --
                                                       =======         ========

            * Including $52,484 salary to the Chief Finance Officer, who serves as a Director since 1999.

            A. The Company entered into an employment agreement in March 2000 with the Chief Financial Officer ("C.F.O") pursuant to which he is employed as the Company's Chief Financial Officer for a one year term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the expiration date. The C.F.O. currently receives an annual salary of $72,000. Subject to the adoption of a new stock option plan, the C.F.O. will receive from the Company 50,000 options upon the first anniversary of his employment and an additional 50,000 option upon the second anniversary of his employment, to purchase shares of common stock of the Company at an exercise price of $0.01 per share. The C.F.O. has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES (cont.)

      B. During March 2000 the Chairman of the Board of directors of the Company ("Chairman") entered into an employment contract with the Company's subsidiary, PLT Solutions Inc. (See Note 15A) He receives $3,000 per month in salary and $7,500 annually for serving on the Company's Board, and subject to the adoption of a new stock option plan, the Chairman was granted 100,000 options to purchase, at a nominal price, shares of common stock of the Company at an exercise price of $0.01 per share. Such options will vest over three years except that if all or substantially all of the assets of PLT are sold then all of the options immediately vest. The employment agreement is for one year beginning March 2000 and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. The Chairman has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting employees for one year, following the termination of his employment.

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

NOTE 15 - POST - BALANCE SHEET EVENTS

      A. The Company has established subsidiaries, PLT Solutions Inc. ("PLT"), incorporated in the United States, and Insulated Connections Corporation Limited ("ICC"), registered in Israel, to promote and develop a technology designed to facilitate the take-off of Power Line Telecommunication in the United States and Japan. Power Line Telecommunication enables existing electricity power lines to be used for Internet, telephone and data transfer to all homes and offices. In practice Power Line Telecommunication is not currently in use due to power utility infrastructure limitations.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 15 - POST - BALANCE SHEET EVENTS (cont.)

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

      C. In February 2000, the Company issued $1,000,000 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. In January 2000, the investors pre-funded $250,000 of this obligation. The debentures mature on February 28, 2002. In accordance with EITF 98-5, financing expense in the amount of $285,417, representing the beneficial conversion feature of this convertible debenture issuance, will be reflected in the first quarter of 2000. The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share, subject to adjustments under certain conditions. In connection with the issuance of the 10% convertible debentures, the Company issued to debenture holders warrants to purchase, in the aggregate, 625,000 of the Company's common shares at an exercise price per share of $1. The warrants expire in April 2003.

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

            The Company also issued to a consultant, warrants to purchase 1.5 million shares of common stock. The warrants are exercisable at a price of $0.01 per share and expire in February 2002.

            The related deferred compensation costs of $1.5 million are to be amortized over the service period, and was determined based on fair value of the service.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 15 - POST - BALANCE SHEET EVENTS (cont.)

      D. In February 2000 the Company entered into an agreement with a certain lender to extinguish a loan to equity. Principle and interest of approximately $700,000 were extinguished in consideration of 3,490,000 shares of the Company's common stock. The share price at the date of issuance was $3. The warrants that had been granted with the issuance of the note payable were cancelled concurrently with the February 2000 extinguishment, An extraordinary charge of $9,778,167 for the extinguishment of the debt will be reflected in the first quarter of 2000.

      E. The Company entered into various marketing and financial consulting agreements in February and March 2000. Accordingly, the Company issued 2,761,000 shares of common stock and agreed to pay $8,000 per month as compensation. The agreements terminate in or before March 2001.

            Compensation costs were determined based on market value of shares, market value of the service provided and fair value of the options, as appropriate. For options, the Black-Scholes model was used with the following assumptions:

            Risk-free interest rate                   5%
            Expected life of options                  3 years
            Expected annual volatility                50%
            Expected dividend yield                   None
            Expected exercise price                   $0.812

            The related compensation costs of $12.6 million will, in future periods, be charged to the statement of operations over the period of the service.

      F. Certain parties contended that the Company guaranteed, in a prior year, the repayment of an outstanding third-party loan obligation, which contention the Company denies. In settlement of the dispute, the Company, on April 14, 2000, entered into a settlement agreement with such parties pursuant to which it undertook to pay to said claimants, in the aggregate, $200,000 and issued to them an aggregate of 250,000 shares of the Company's common stock. Accordingly, the Company will reflect in its operating expenses for the three month period ended March 31, 2000, an expense in the amount of $1,512,500, representing the market value of the shares that were issued and the cash payment which it undertook to pay.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 16 - PRO FORMA EFFECT OF SFAS 123

            For purposes of estimating fair value at the grant date of employee stock options in accordance with SFAS 123, the Company utilized the Black-Scholes option pricing model, utilizing the following assumptions:

            Risk-free interest rate                   5%
            Expected life of options                  10 years
            Expected annual volatility                50%
            Expected dividend yield                   None
            Expected exercise price                   $0.81

            Had compensation cost for the Company's stock compensation plan been determined based on fair value as of the date of grants for awards made in 1999 under such plan in accordance with SFAS No. 123, instead of APB No. 25, the Company's pro forma net loss and loss per share for the year ended December 31, 1999, would have been as follows:

                  Pro forma net loss                    (1,223,594)
                                                        ==========
                  Pro forma loss per share              (0.392)
                                                        ==========

            The pro forma effect of the application of SFAS 123 with respect to grants to employees for the years ended December 31,1998 and December 31, 1997 were not material.

NOTE 17 - EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (Unaudited)

      A. In July 2000 the Company received $2,000,000 from the private placement of one million shares of its common stock. As part of this private placement, the Company issued warrants to purchase up to one million shares of the Company's convertible preferred stock at an exercise price equal to $3.50. The shares of preferred stock issued or issuable pursuant to such warrants are automatically convertible to shares of the Company's common stock upon (and subject to) the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. According to the terms of the agreement 87.5% of the proceeds of this private placement must be used solely to finance the activities relating to a subsidiary.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (in U.S. dollars)

NOTE 17 - EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (Unaudited) (cont.)

      B. On July 19, 2000, the Company's Board of Directors adopted a resolution to increase the authorized common stock to 50 million shares, which resolution will become effective only upon (and subject to) its approval by the Company's stockholders at the 2000 annual general stockholders meeting.

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

      C. The Chief Operating Officer of PLT Solutions, Inc. (" PLT "), appointed in April 2000, receives $15,000 in salary per month. The terms of his employment agreement are currently being finalized. The Company expects the changes in compensation to include an increase in monthly salary to $17,500 and options to acquire shares of the Company, exercisable at a nominal price. The Company anticipates that the C.O.O. will receive fully vested options for 100,000 shares of common stock on signing of the employment agreement, 50,000 options vesting twelve months thereafter and 200,000 options to vest upon achieving certain milestones. The employment agreement will contain customer confidentiality and non competition provisions.

      D. After the balance sheet date the Company issued to the chief technology officer of PLT shares equaling 9.9% of the issued and outstanding equity of PLT.

      E. In connection with a planned offering of the Company's stock held by certain stockholders, the Company took upon itself a number of undertakings.

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