Form 10QSB
period 2000-09-30
AMBIENT CORP /NY
filed 2000-11-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000

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

               1033 Beacon Street, Brookline, Massachusetts, 02446 (Address of principal executive offices, including zip code)

                                  617-735-9395
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes |X| No|_|

      As of November 14, 2000, Ambient Corporation had outstanding 15,089,083 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one)   Yes |X| No |_|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

      Consolidated Balance Sheet
            September 30, 2000 and December 31, 1999

      Consolidated Statement of Operations
            For the nine and three months ended September 30, 2000 and 1999

      Consolidated Statement of Changes in Stockholders' Deficiency
            For the Period from Inception to September 30, 2000

      Consolidated Statement of Cash Flows
            For the nine months ended September 30, 2000 and 1999

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,   December 31,
                                                                          2000            1999
                                                                       (Unaudited)      (Audited)
ASSETS
CURRENT ASSETS

     Cash and  cash equivalents                                        $  7,599,157    $     8,071
     Restricted cash                                                             --         84,820
     Convertible note receivable                                            250,000             --
     Receivables and prepaid expenses                                       212,318         34,821
                                                                       ------------    -----------

               Total current assets                                       8,061,475        127,712

Property and equipment, net                                                 128,208        135,298
Investment in affilliate                                                  1,261,905             --
Long-term investments                                                       170,000        170,000
                                                                       ------------    -----------

               Total assets                                            $  9,621,588    $   433,010
                                                                       ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Short term borrowings                                             $     12,601    $   140,903
     Convertible debentures, net of discount of $4,633,604                3,711,895             --
     Accounts payables                                                      553,460        212,967
     Accrued expenses and other current liabilities                         237,520        491,713
                                                                       ------------    -----------

               Total current liabilities                                  4,515,476        845,583
                                                                       ------------    -----------

LONG TERM LIABILITIES
     Long-term bank credit                                                       --          9,958
     Convertible debentures, net of discount of $526,111                    373,889             --
     Accrued severance pay                                                       --         15,334
                                                                       ------------    -----------

               Total long-term liabilities                                  373,889         25,292
                                                                       ------------    -----------

               Total liabilities                                          4,889,365        870,875
                                                                       ------------    -----------

COMMITMENTS AND CONTINGENCIES

NOTES PAYABLE                                                                    --        600,000
                                                                       ------------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; 1,125,000 issued and outstanding          1,125             --
       Common stock, $.001 par value;
       20,000,000 shares authorized; 12,839,083 and 3,130,833
        issued and outstanding, respectively                                 12,839          3,131
     Additional paid-in capital                                          46,801,194      5,041,595
     Deficit accumulated during the development stage                   (36,635,154)    (6,078,528)
     Less: deferred compensation                                         (5,447,781)        (4,063)
                                                                       ------------    -----------

               Total stockholders' equity (deficit)                       4,732,223     (1,037,865)
                                                                       ------------    -----------

               Total liabilities and stockholders' equity (deficit)    $  9,621,588    $   433,010
                                                                       ============    ===========

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Cumulative
                                                                  Nine Months          From Inception          Three Months
                                                                     Ended                   to                    Ended
                                                                 September 30,          September 30,          September 30,
                                                              2000            1999          2000             2000           1999
Expenses
Research and Development                                  $    229,344    $   296,041    $  1,951,181    $    103,124   $    68,141
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                       --        231,767         558,195              --        83,380
                                                          ------------    -----------    ------------    ------------   -----------

                                                               229,344         64,274       1,392,986         103,124       (15,239)

Operating, general and administrative
     expenses                                                2,622,890        373,257       5,367,799       2,025,164        77,513
Stock based compensation                                    11,406,464        306,270      12,536,863       7,426,129        69,976
                                                          ------------    -----------    ------------    ------------   -----------

Total expenses                                              14,029,354        679,527      17,904,662       9,451,293       147,489
                                                          ------------    -----------    ------------    ------------   -----------

Operating loss                                             (14,258,698)      (743,801)    (19,297,648)     (9,554,417)     (132,250)

Legal settlement                                            (1,512,500)            --      (1,512,500)             --            --
Financing expenses, net                                     (4,172,975)       (76,847)     (5,202,862)     (3,030,840)       13,389
Other income (expenses), net                                    46,742             --          37,051          41,173            --
Company's share in net losses of affiliate                    (147,365)            --        (147,365)        (93,593)           --
                                                          ------------    -----------    ------------    ------------   -----------

Loss before minority interest and extraordinary item       (20,044,796)      (820,648)    (26,123,324)    (12,637,677)     (118,861)

Minority interest in subsidiary loss                            25,000             --          25,000           6,595            --
                                                          ------------    -----------    ------------    ------------   -----------

Loss before extraordinary item                             (20,019,796)      (820,648)    (26,098,324)    (12,631,082)     (118,861)

Extraordinary item - loss on extinguishment of debt         (9,778,167)            --      (9,778,167)             --            --
                                                          ------------    -----------    ------------    ------------   -----------

Net loss                                                   (29,797,963)      (820,648)   $(35,876,491)   $(12,631,082)  $  (118,861)

Deemed dividends on convertible preferred stock               (758,663)            --        (758,663)       (758,663)
                                                          ------------    -----------    ------------    ------------   -----------

Net loss attributable to common stockholders              $(30,556,626)   $  (820,648)    (36,635,154)    (13,389,745)     (118,861)
                                                          ============    ===========    ============    ============   ===========

Basic and diluted loss per share:
         Net loss before  extraordinary item              $      (2.31)   $     (0.26)                   $      (1.19)  $     (0.04)
         Extraordinary loss from extinguishment of debt          (1.13)            --                              --            --
                                                          ------------    -----------                    ------------   -----------

      Net loss                                            $      (3.43)   $     (0.26)                   $      (1.19)  $     (0.04)
                                                          ============    ===========                    ============   ===========

Weighted average number of shares outstanding                8,682,969      3,117,666                      10,606,692     3,117,666
                                                          ============    ===========                    ============   ===========

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                                                                         Convertible
                                                                                       Preferred Stock           Common Stock
                                                                                      Shares      Amount       Shares       Amount
                                                                                    ----------  ----------   ----------   ----------
Nine-month period ended September 30, 2000
(UNAUDITED)
Balance - December 31, 1999                                                                 --  $       --    3,130,833   $    3,131

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000                                             3,490,000        3,490
Stock issued pursuant to consulting agreement - February 2000                                                   700,000          700
Stock issued pursuant to consulting agreement - February 2000                                                   180,000          180
Stock issued pursuant to consulting agreement - February 2000                                                    70,000           70
Stock issued pursuant to consulting agreement - February 2000                                                    25,000           25
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February and April 2000
Beneficial conversion feature of debentures issued February and April 2000
Stock issued pursuant to consulting agreement - February 2000                                                   589,750          590
Stock issued pursuant to consulting agreement - February 2000                                                   300,000          300
Stock issued pursuant to consulting agreement - March 2000                                                      250,000          250
Stock issued pursuant to consulting agreement - March 2000                                                      100,000          100
Stock issued pursuant to consulting agreement - March 2000                                                      346,250          346
Stock issued pursuant to consulting agreement - March 2000                                                      200,000          200
Stock issued for services - May 2000                                                                             67,250           67
Common stock issued in private placement, net of offering costs                                               1,000,000        1,000
Preferred stock issued in private placement, net of offering costs                   1,125,000       1,125
Deemed dividend on convertible preferred stock
Warrants issued to convertible debenture holders - July  through September 2000
Beneficial conversion feature of debentures issued July through September 2000
Warrants to be issued in connection with private placements  - September 2000
Warrants to be issued pursuant to consulting agreement - September 2000
Stock and stock options to be issued pursuant to severance
  agreement - September 2000
Stock options and warrants exercised                                                                            640,000          640
Stock issued upon conversion of debentures                                                                    1,500,000        1,500
Options to be issued to employees - September 2000
Stock issued pursuant to settlement agreement                                                                   250,000          250
Amortization of deferred stock - based compensation
Net loss
                                                                                    ----------  ----------   ----------   ----------

Balance - September 30, 2000                                                         1,125,000  $    1,125   12,839,083   $   12,839
                                                                                    ==========  ==========   ==========   ==========

Year ended December 31, 1999
Balance - December 31, 1998                                                                 --          --    3,074,333        3,074

Stock issued pursuant to consulting agreement - January 1999                                                      4,000            4
Stock issued pursuant to consulting agreement - February 1999                                                    15,000           15
Stock issued pursuant to consulting agreement - February 1999                                                    22,500           23
Stock issued pursuant to consulting agreement - April 1999                                                       15,000           15
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                    ----------  ----------   ----------   ----------

Balance - December 31, 1999                                                                 --  $       --    3,130,833        3,131
                                                                                    ==========  ==========   ==========   ==========

Year ended December 31, 1998
Balance - December 31, 1997                                                                                   2,419,333        2,419

Stock issued pursuant to consulting agreement                                                                    75,000           75
Initial public offering in February 1998                                                                        525,000          525
Stock issued in connection with short-term debt financing                                                        20,000           20
Additional stock pursuant to founders agreement for nominal consideration                                        35,000           35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                    ----------  ----------   ----------   ----------

Balance - December 31, 1998                                                                 --  $       --    3,074,333   $    3,074
                                                                                    ==========  ==========   ==========   ==========

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                        Additional                     During
                                                                          Paid-in      Deferred      Development
                                                                          Capital    Compensation       Stage          Total
                                                                       ------------- -------------  -------------   -------------
Balance - December 31, 1999                                            $   5,041,595 $      (4,063) $  (6,078,528)  $  (1,037,865)

Waiver of liability due to related party - January 2000                       75,328                                       75,328
Stock issued in respect of extinguishment of debt - February 2000         10,466,510                                   10,470,000
Stock issued pursuant to consulting agreement - February 2000              2,099,300    (2,100,000)                            --
Stock issued pursuant to consulting agreement - February 2000                539,820      (540,000)                            --
Stock issued pursuant to consulting agreement - February 2000                192,430      (192,500)                            --
Stock issued pursuant to consulting agreement - February 2000                 68,725       (68,750)                            --
Warrants issued pursuant to consulting agreement - February 2000           1,500,000    (1,500,000)                            --
Warrants issued to convertible debenture holders - February
  and April 2000                                                             859,222                                      859,222
Beneficial conversion feature of debentures issued February
  and April 2000                                                             429,498                                      429,498
Stock issued pursuant to consulting agreement - February 2000              1,768,660    (1,769,250)                            --
Stock issued pursuant to consulting agreement - February 2000              1,246,560    (1,246,860)                            --
Stock issued pursuant to consulting agreement - March 2000                 1,499,750    (1,500,000)                            --
Stock issued pursuant to consulting agreement - March 2000                   587,400      (587,500)                            --
Stock issued pursuant to consulting agreement - March 2000                 2,033,873    (2,034,219)                            --
Stock issued pursuant to consulting agreement - March 2000                 1,149,800    (1,150,000)                            --
Stock issued for services - May 2000                                         130,196                                      130,263
Common stock issued in private placement, net of offering costs            1,799,000                                    1,800,000
Preferred stock issued in private placement, net of offering costs         1,718,511                                    1,718,511
Deemed dividend on convertible preferred stock                               758,663                                      758,663
Warrants issued to convertible debenture holders - July
  through September 2000                                                   3,346,599                                    3,346,599
Beneficial conversion feature of debentures issued July
  through September 2000                                                   1,923,979                                    1,923,979
Warrants to be issued in connection with private
  placements  - September                                                  1,065,941                                    1,065,941
Warrants to be issued pursuant to consulting agreement - September         1,078,877    (1,078,877)                            --
Stock and stock options to be issued pursuant to severance
  agreement - September 2000                                                 625,000      (625,000)                            --
Stock options and warrants exercised                                                                                          640
Stock issued upon conversion of debentures                                   254,957                                      256,457
Options to be issued to employees - September                              3,228,750    (3,228,750)                            --
Stock issued pursuant to settlement agreement                              1,312,250                                    1,312,500
Amortization of deferred stock - based compensation                                     12,177,988                     12,177,988
Net loss                                                                                              (30,556,626)    (30,556,626)
                                                                       ------------- -------------  -------------   -------------

Balance - September 30, 2000                                           $  46,801,194 $  (5,447,781) $ (36,635,154)  $   4,731,098
                                                                       ============= =============  =============   =============

Year ended December 31, 1999
Balance - December 31, 1998                                                4,941,189      (239,683)    (4,947,124)       (242,544)

Stock issued pursuant to consulting agreement - January 1999                   7,996        (8,000)                            --
Stock issued pursuant to consulting agreement - February 1999                                                                  15
Stock issued pursuant to consulting agreement - February 1999                 69,977       (70,000)                            --
Stock issued pursuant to consulting agreement - April 1999                    12,173       (12,188)                            --
Warrants issued pursuant to consulting agreement - April 1999                 10,260                                       10,260
Amortization of deferred stock - based compensation                                        325,808                        325,808
Net loss                                                                                               (1,131,404)     (1,131,404)
                                                                       ------------- -------------  -------------   -------------

Balance - December 31, 1999                                                5,041,595        (4,063)    (6,078,528)     (1,037,865)
                                                                       ============= =============  =============   =============

Year ended December 31, 1998
Balance - December 31, 1997                                                  730,582      (241,112)    (2,126,810)     (1,634,921)

Stock issued pursuant to consulting agreement                                654,925      (655,000)                            --
Initial public offering in February 1998                                   3,432,502                                    3,433,027
Stock issued in connection with short-term debt financing                     99,980                                      100,000
Additional stock pursuant to founders agreement for
  nominal consideration                                                                                                        35
Warrants issued pursuant to private placement of units                        21,600                                       21,600
Options granted pursuant to consulting agreement                               1,600        (1,600)                            --
Amortization of deferred stock - based compensation                                        658,029                        658,029
Net loss                                                                                               (2,820,314)     (2,820,314)
                                                                       ------------- -------------  -------------   -------------

Balance - December 31, 1998                                            $   4,941,189 $    (239,683) $  (4,947,124)  $    (242,544)
                                                                       ============= =============  =============   =============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY



                                                                                    Convertible
                                                                                   Preferred Stock                Common Stock
                                                                                 Shares        Amount        Shares         Amount
                                                                              -----------   -----------   -----------   -----------
Year ended December 31, 1997
Balance - December 31, 1996                                                            --            --     2,229,166   $     2,229

Issuance of common stock to employees for services - March 1997                                                20,000            20
Issuance of common stock to employees for services - August 1997                                               84,167            84
Stock issued in connection with private placement of notes - September 1997                                    60,000            60
Issuance of common stock to advisor for services - September 1997                                               6,000             6
Stock issued in connection with private placement of notes - October 1997                                      20,000            20
Amortization of deferred stock - based compensation
Net loss
                                                                              -----------   -----------   -----------   -----------

Balance - December 31, 1998                                                            --   $        --     2,419,333         2,419
                                                                              ===========   ===========   ===========   ===========

Period ended December 31, 1996

Issuance of common stock to founders for nominal consideration - July 1996                                  2,028,833         2,029
Issuance of common stock to employees for services - September 1996                                             5,000             5
Issuance of common stock to employees for services - October 1996                                             195,333           195
Net loss
                                                                              -----------   -----------   -----------   -----------

Balance - December 31, 1996                                                            --   $        --     2,229,166   $     2,229
                                                                              ===========   ===========   ===========   ===========

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                             Additional                    During
                                                                               Paid-in      Deferred     Development
                                                                               Capital    Compensation      Stage          Total
                                                                             -----------   -----------   -----------    -----------

Year ended December 31, 1997
Balance - December 31, 1996                                                  $        --   $        --   $  (693,995)   $  (691,766)

Issuance of common stock to employees for services - March 1997                   50,000       (50,000)                          20
Issuance of common stock to employees for services - August 1997                 336,668      (336,668)                          84
Stock issued in connection with private placement of notes - September 1997      239,940                                    240,000
Issuance of common stock to advisor for services - September 1997                 23,994                                     24,000
Stock issued in connection with private placement of notes - October 1997         79,980                                     80,000
Amortization of deferred stock - based compensation                                            145,556                      145,556
Net loss                                                                                                  (1,432,815)    (1,432,815)
                                                                             -----------   -----------   -----------    -----------

Balance - December 31, 1998                                                      730,582      (241,112)   (2,126,810)    (1,634,921)
                                                                             ===========   ===========   ===========    ===========

Period ended December 31, 1996

Issuance of common stock to founders for nominal consideration - July 1996                                                    2,029
Issuance of common stock to employees for services - September 1996                                                               5
Issuance of common stock to employees for services - October 1996                                                               195
Net loss                                                                                                    (693,995)      (693,995)
                                                                             -----------   -----------   -----------    -----------

Balance - December 31, 1996                                                  $        --   $        --   $  (693,995)   $  (691,766)
                                                                             ===========   ===========   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                            Nine Months          From Inception
                                                                               Ended                   to
                                                                           September 30,          September 30,
                                                                       2000            1999            2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $(30,556,626)   $  (820,648)   $(36,635,154)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation and amortization                                  33,886         85,725         194,908
         Amortization of note discount                                 881,020             --         899,020
         Loss on sale of fixed assets                                       --             --          13,817
         Beneficial conversion feature of convertible debt           2,353,477             --       2,353,477
         Deemed dividends on convertible preferred stock               758,663             --         758,663
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants             24,489,859        441,528      26,305,784
         Increase (decrease) in net liability for severance pay             --          7,051          15,141
         Accrued interest on loans and notes payable                        --             --         210,016
         Company's share in net losses of affiliates                   147,365             --         147,365
         Minority interest in subsidiary loss                          (25,000)       (25,000)
         Write-down of long term investment                                 --             --         665,000
         Write-off of fixed assets                                      64,227             --          84,680
         Increase (decrease) in cash attributable
          to changes in assets and liabilities
              Receivables and prepaid expenses                        (103,437)       291,854        (111,303)
              Accounts payable                                         476,495        104,999         460,215
              Other current liabilities                               (312,433)       (96,193)         (9,275)
                                                                  ------------    -----------    ------------

Net cash (used) provided  by operating activities                   (1,792,504)        14,316      (4,672,646)
                                                                  ------------    -----------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                   --             --        (835,000)
         Purchase of convertible promissory note                      (250,000)                      (250,000)
         Investment in affiliated company                             (375,000)            --        (375,000)
         Additions to property and equipment                           (91,026)       (11,332)       (462,845)
         Proceeds from disposal of fixed assets                             --             --          42,100
         Payment for security deposits                                      --             --               0
         Decrease (increase) in restricted cash                         84,820         48,137               0
                                                                  ------------    -----------    ------------

Net cash (used) provided  in investing activities                     (631,206)        36,805      (1,880,745)
                                                                  ------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of share capital                     3,520,276             --       3,522,540
         Proceeds from issuance of notes payable                            --             --       1,000,000
         Proceeds from issuance of convertible debentures            7,667,042                      7,667,042
         Repayment of notes payable                                         --             --        (400,000)
         Proceeds of loans from shareholders, net                           --             --         919,600
         Repayment of loans from shareholders                               --             --        (968,000)
         Proceeds from long-term bank credit                                --             --          95,969
         Repayment of long-term bank credit                             (9,950)       (27,385)        (87,995)
         Increase (decrease) in short term bank credit                (128,302)       (27,160)        (19,403)
         Public offering of common stock                                    --             --       3,433,027
         Repayment of short-term debt                                 (250,000)            --        (250,000)
         Proceeds from short-term debt                                 250,000             --         274,038
         Loans to affiliate                                         (1,034,270)            --      (1,034,270)
                                                                  ------------    -----------    ------------

Net cash provided by  financing activities                          10,014,796        (54,545)     14,152,548
                                                                  ------------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,591,086         (3,424)      7,599,157

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          8,071         16,138              --
                                                                  ------------    -----------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  7,599,157    $    12,714    $  7,599,157
                                                                  ============    ===========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing andinvesting activities for the nine months ended September 30, 2000
      (a) Issuance of common stock with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167 (see Note 8).
      (b)   Waiver of liability due to related party in the amount of $75,328.
      (c) Conversion of debt in the amount of $600,000 into 1,500,000 shares of common stock.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10KSB/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

      Basis of consolidation

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited ("ICC"), and it's 90.1% owned subsidiary PLT Solutions, Inc. ("PLT"). All inter-company balances and transactions are eliminated in consolidation. The minority interest in the Company's subsidiary, PLT, is held by an employee.

      Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 - Convertible Note Receivable

      In July 2000, the Company invested in a $250,000 convertible promissory note of Adaptive Networks, Inc. (ANI), a privately held Company. The note becomes due in July 2001 and bears interest at the rate of 6% per annum. Upon the agreement upon refinancing of ANI, as defined, the note is convertible into ANI common stock at a rate to be determined. Additionally, the Company received warrants to purchase ANI common stock in connection with this investment.

Note 3 - Investment in Affiliate

      This amount represents the Company's 49% interest in a newly established Israeli company, Kliks.com Ltd.("Kliks") which is engaged in designing and establishing a nationwide internet screen phone network in Israel . To date the Company has invested (by way of equity investment) a total of $375,000.

      The Company loaned to Kliks a total of $1,034,270 to meet the financing needs of Kliks. The loans bear interest at the rate of 7% per annum and are due together with accrued interest at the end of seventh year from the date of funding.

      The Company applies the equity method of accounting for its investment in Kliks and has recorded a charge to operations in the amount of $147,365, which represents its interest in the loss for the nine months ended September 30, 2000.

Note 4 - Debt Financings

      10% Convertible Debentures

      In February and April 2000, the Company issued $1,500,000 of two-year 10% convertible debentures to private investors. Net proceeds of the issuance amounted to $1.3 million. The debentures were issued pursuant to the terms of an agreement, which further provides that the investors will purchase an additional $500,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. Such registration statement has been declared effective and, in November 2000, the investors notified the Company that they intend to shortly complete the purchase of such additional debentures.

      The debentures are convertible into shares of the Company's common stock at a conversion rate of $0.40 per share. The debentures are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $429,498 representing the beneficial conversion feature of this convertible debenture issuance.

      In connection with the issuance of the 10% convertible debentures, the Company issued warrants to purchase, in the aggregate, 937,500 of the Company's common shares at an exercise price per share of $1. The warrants are exercisable only to the extent that after exercise, the beneficial ownership of the debenture holder in the Company's outstanding shares of common stock does not exceed 4.99%. The warrants expire three years after issuance. For financial reporting purposes, the Company recorded a total discount of $859,222, to reflect the value of the Warrants. The discount is being amortized on a straight-line basis over the terms of the respective notes. Upon the purchase of the additional $500,000 of debentures, the Company will issue to the investors warrants to purchase an additional 312,500 shares of common shares at an exercise price per share of $1.

      In September through November 2000, pursuant to the terms of the debentures, the investors converted $1.5 million of 10% convertible debentures purchased into 3,750,000 shares of Common Stock. In November 2000, the investors gave notice to the Company in accordance with the terms of the warrant of their election to exercise the warrants to purchase 937,500 shares of the Company.

      Convertible Debentures

      In July through September 2000, the Company issued $8,345,500 of one-year convertible debentures to private investors. The notes are automatically convertible into Units, each Unit consisting of one share of the Company's common stock and one common stock warrant together convertible at the rates ranging from $2.00 to $3.50 per unit. Conversion is subject to the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue. Interest accrues at the rate of 10% per annum and becomes payable upon maturity unless converted. The warrants are exercisable at rates ranging from $3.50 to $8.00 per share. For financial reporting purposes, the Company recorded a total discount of $3.3 million to reflect the value of the Warrants. The discount is being amortized on a straight-line basis over the terms of the respective notes.

      In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $1.9 million representing the amortization of the beneficial conversion feature of this convertible debenture issuance. The total beneficial conversion feature is approximately $3 million.

      In connection with the sale of Debentures, the Company undertook to issue warrants to placement agents to purchase up to 570,000 shares of Common Stock with exercise prices ranging from $2.00 to $3.50 per share.

Note 5 - Equity Financings

      In July and August 2000, the Company sold one million shares of its common stock and one million one hundred twenty five shares of its convertible preferred stock in two private placements, for an aggregate purchase price of $4,250,000. As part of these private placements, the Company issued warrants to purchase, in the aggregate, up to two million and one-hundred twenty five thousand shares of the Company's convertible preferred stock at an exercise price equal to $3.50. The shares of convertible preferred stock issued and the convertible preferred stock issued or issuable pursuant to the warrants are automatically convertible to shares of the Company's common stock upon (and subject to) the approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. A total of 43.75% of the proceeds of this private placement must be used solely to finance the activities relating to PLT. Certain of the investors were granted limited pre-emption rights exercisable under certain circumstances.

      In accordance with EITF 98-5, the Company has recorded a deemed preferred stock dividend and an offsetting increase in additional paid-in capital of approximately $759,000 representing the amortization of the beneficial conversion feature of the convertible preferred stock issuance. The total beneficial conversion feature is approximately $1.7 million.

Note 6 - Legal Settlement

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

Note 7 - Marketing and financial consulting agreements

      The Company entered into various marketing and financial consulting agreements in February , March and May 2000. Accordingly, the Company issued 2,838,250 shares of common stock, 1,500,000 warrants exercisable at $.01 and agreed to pay $8,000 per month as compensation. The agreements terminate in or before June 2001. The warrants are exercisable until February 2002 and, only to the extent that after exercise, the beneficial ownership of the consultant in the Company's outstanding shares of common stock does not exceed 4.99% of the Company's outstanding common shares. The Company recorded deferred compensation in the amount of $12.8 million relating to the issuance of the shares and warrants, and is amortizing this amount over the terms of the related agreements.

Note 8 - Extraordinary Item

      In the first quarter of 2000, the Company issued 3,490,000 shares to the holder of an outstanding note payable in an approximate amount (principal plus accrued interest) of $700,000. The share price at the date of issuance was $3. The Company recorded an extraordinary charge in the amount of $9,778,167 with respect to this issuance.

Note 9 - Employment Agreements

      In September 2000, the Company entered into a 5-year employment agreement with its new Chief Executive Officer. Pursuant to the agreement the CEO will receive an annual salary of $275,000 and upon (and subject to) the approval by the Company's stockholders to increase the authorized shares of common stock that the Company may issue, the Company will issue 1,350,000 fully vested options exercisable at $1.00 per share. The grant includes an anti-dilution provision. In case of a change in control (as defined in the agreement), the exercise price of the options will be reduced to $0.10 per share. In case of any such change in control where the CEO does not continue as Chief Executive Officer of the Company on terms and conditions substantially similar to those contained in his agreement, then he is eligible to receive one-time payment equal to two times his current salary. Additionally, the CEO is entitled to a bonus, payable in respect of each 12 month period commencing on September 1, 2000 in stock or cash, at the Board's option, equal to 2% of the increase in market capitalization for such 12 month period, based on the excess of the average closing bid of a share of our common stock during the last 90 days of such 12 month period times the then outstanding shares of common stock over the greater of (i)$105,000,000 or (ii) the highest previous 90 day average against which a bonus was paid under this plan.

      In September 2000, the Company entered into a 2-year employment agreement with its new Chief Financial Officer (CFO). Pursuant to the agreement the CFO will receive an annual salary of $135,000, to be increased to $155,000 after the first anniversary, and, upon (and subject to) the adoption of the 2000 Equity Incentive Plan, the Company will issue to him 240,000 options, 90,000 of which will be fully vested upon issuance and will be exercisable $1.00 per share, 75,000 options to vest in September 2001 and the remaining 75,000 options in September 2002, at an exercise price of $2.00 per share. The grant includes an anti-dilution provision. In case of a change in control (as defined in the agreement), all the options will vest immediately and the exercise price will be reduced to $0.10 per share.

      In September 2000, the Company entered into a 2-year employment agreement with its new Chief Network Architect (CNA). Pursuant to the agreement the CNA will receive an annual salary of $130,000, and, upon (and subject to) the adoption of the 2000 Equity Incentive Plan, the Company will issue to him 120,000 options to vest equally over four years with an exercise price to be agreed upon.

Note 10 - Separation Agreements

      Pursuant to various separation agreements executed in September 2000 with former officers and consultants, the Company undertook to issue, upon (and subject to) the approval by the Company's stockholders to increase the authorized shares of common stock that the Company may issue, a total of 200,000 shares of common stock and 350,000 stock options. Of this amount, 275,000 options with an exercise price of $.01 vest immediately. Another 65,000 options with an exercise price of $.01 and 10,000 options with an exercise price of $1.97 will vest in four quarterly installments. The Company recorded a charge to stock -based compensation in the amount of $1.5 million relating to the shares and options that vested immediately, and is amortizing approximately $220,000 over the related vesting periods. In addition, to the stock and option grants, the Company has agreed to pay a total of $192,000 in severance payments.

Note 11 -Authorized Shares

      In July 2000, the Company's Board of Directors adopted a resolution to increase the authorized common stock to 50 million shares, which was subsequently increased to 100 million, which resolution will become effective only upon (and subject to) its approval by the Company's stockholders at the 2000 annual general stockholders meeting.

Note 12 - Stock Option Plan

      In July 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 2 million shares, which was subsequently increased to 5 million shares, of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan will go into effect only upon approval of the Company's stockholders at the 2000 annual general stockholders meeting. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

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

      The Company is engaged in the design, development, implementation and marketing of products and services in the fields of advanced telecommunication applications.

      The Company's activities are currently centered on the marketing and implementation of a unique solution, which includes company propriety technology, designed to facilitate the provision of rapid power line telecommunication services to homes, business and power utilities initially in North America and Japan. The Company also holds a 49% interest in Kliks.com. Ltd, a separate corporation that intends to implement a screen phone networking Israel designed to enable e-commerce and Internet browsing for business and home consumers who do not have access to personal computers.

      Since its founding in June 1996, the Company has been engaged primarily in the design and development of smart card based technologies and products. Owing to a fundamental reassessment of general market developments in the field of smart card based technologies, the Company elected to redirect its business focus to the field of power-line-telecommunications. The Company has ceased all research and design efforts in the smart card area.

      During the first quarter of 2000, the Company has established a subsidiary, PLT Solutions, Inc (PLT). in which it hold a 90.1% interest, to promote a unique technology designed to facilitate the use of existing electricity power lines and grids in North America and Japan for rapid Internet, telephone and data transfer to homes, business and power utilities. . Existing electrical power grids are not currently in use for high speed data transmission due to certain power utility infrastructure limitations. The Company has designed and developed proprietary technology that overcomes these infrastructure limitations. The Company believes that its technology will be especially attractive to power utilities. .

      Pursuant to the terms of a memorandum of understanding entered into in June 2000 with Consolidated Edison Company of New York ("Con Ed"), the Company's technology is undergoing feasability testing on Con Ed's system. Based on the results of such testing, the Company and Con Ed will consider whether to commence an initial pilot program.

      As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      As of September 30, 2000, the Company expended $1.4 million on research and development activities (net of $558,195 received by Ambient Ltd. as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      As of September 30, 2000, the Company incurred net losses aggregating $36.6 million (including $ 30.3 million in non-cash charges primarily related to the issuance of securities, charges for beneficial conversion features, and the extinguishment of debt), reflecting principally net general and administrative expenses and net research and development expenses. The Company expects to incur significant up-front expenditures in connection with the new focus of its operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In September 2000, the Company's management was reorganized, with the then existing Chief Executive Officer and Chief Financial Officer resigning from all positions held with the Company and their replacement by a newly hired Chief Executive Officer (formerly the acting Chief Executive Officer of PLT Solutions, Inc.) and Chief Financial Officer, as well as technical and other supporting personnel. The newly hired Chief Executive Officer, Mr. Mark S. Isaacson, currently serves as the Company's sole director.

      A substantial portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior Company personnel through the issuance of stock options and stock grants. Such stock based compensation resulted in non-cash charges of $11.4 million for the nine months ended September 30, 2000. The Company believes that these compensation levels were necessary to retain the services of qualified individuals.

      The Company issued to an independent financial consultant warrants, exercisable through February 2002, to purchase up to 1.5 million shares of its common stock, at an exercise price per share of $0.01. As a result of the issuance of these warrants, the Company recorded deferred compensation in the amount of $1.5 million and is amortizing this amount as financing expenses over the one-year term of the agreement. The amortization for the nine months ended September 30, 2000 was approximately $929,000

      In February and April 2000, the Company issued $1,500,000 of 10% convertible debentures to private investors. The debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, certain of these investors will purchase an additional $500,000 of debentures no later than five days after the effective date of a registration statement covering the common stock into which the debentures may be converted. Such registration statement has been declared effective and the investors have notified the Company that they intend to complete the purchase of the remaining $500,000 in debentures. The debentures mature on the second anniversary of issuance. The debentures are convertible into shares of the Company's common stock at a conversion rate $0.40 per share, subject to adjustment under certain conditions. In September-November 2000, the investors converted the $1.5 million outstanding principal amount of the debentures into 3,750,000 shares of common stock.

      In connection with the issuance of the 10% convertible debentures, the Company issued to the debenture holders warrants to purchase, in the aggregate, 937,500 shares of common stock at an exercise price per share of $1.00. Upon the purchase of the additional $500,000 in debentures, the Company will issue to the investors warrants to purchase, in the aggregate, an additional 312,500 shares of the common stock at an exercise price per share of $1. In November 2000, the investors gave notice to the Company in accordance with the terms of the warrant of their election to exercise warrants to purchase 937,500 shares of common stock.

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

      In July and August 2000 the Company received gross proceeds of $4.25 million (before deducting approximately $425,000 in commissions) from the private placement of 1 million shares of its common stock and 1.25 million shares of its convertible preferred stock. As part of this private placement, the Company issued warrants to purchase up to 2.125 million shares of its convertible preferred stock at an exercise price equal to $3.50. The shares of convertible preferred stock issued and the shares of convertible preferred stock issued or issuable pursuant to the warrants will be automatically converted into shares of the Company's common stock upon (and subject to) approval by the Company's stockholders, at the annual 2000 general stockholders meeting, of a proposal to increase the authorized shares of common stock that the Company may issue from time to time. The purchasers of the preferred stock were granted limited pre-emption rights, exercisable under certain conditions, respecting certain future share issuances. In connection with the issuance of the convertible preferred stock, the Company recorded a deemed preferred stock dividend of approximately $759,000 representing the amortization of the beneficial conversion feature of the convertible preferred stock issuance. The total beneficial conversion feature is approximately $1.7 million.

      In August-September 2000, the Company privately placed to certain unaffiliated private accredited investors approximately $8.345 million (before deducting approximately $1.4 million in commissions) in aggregate principal amount of convertible 10% debentures, which automatically convert into shares of the Company's common stock, at a conversion price per share ranging from $2.00 to $3.50 immediately following the adoption by the Company's stockholders of a proposal to increase the Company's authorized shares of common stock. Upon conversion of the debentures, warrants will be issued to purchase, in the aggregate, an additional number of shares of common stock as shall equal the conversion shares, at exercise prices per share ranging between $3.50 and $8.00. The Company recorded a total discount of $3.3 million to reflect the value of the Warrants which is being amortized on a straight-line basis over the terms of the respective notes. The Company has also recorded financing expense in the amount of $1.9 million representing the amortization of the beneficial conversion feature of this convertible debenture issuance. The total beneficial conversion feature is approximately $3 million.

      In connection with certain of the private placements in July-September, the Company undertook to issue, as a finders fee, warrants to purchase, in the aggregate, 570,000 shares of common stock, at per share exercise prices ranging between $2 and $4.50.

      The Company anticipates that cash on hand as at September 30, 2000 will allow the Company to maintain operations as presently conducted at least through the next twelve months. If however the Company expands its current operations including strategic partnerships or mergers or acquisitions, then the Company will require additional financing to maintain expanded operations. The Company is currently reviewing possible further private sales of equity or debt with equity features. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to obtain additional financing when needed or that any such additional financing will not have a dilutive effect on current stockholders.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

N/A

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales and issuances by the Company of unregistered securities during the three months ended on September 30, 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. In July 2000, the Company issued 1,000,000 shares of its common stock and warrants to purchase up to 1,000,000 shares of convertible preferred stock, at an exercise price per share of $3.50, for aggregate consideration of $2 million.

      Each share of convertible preferred stock will convert into a share of Common Stock following (and subject to) ratification by the Company's stockholders at the annual 2000 general stockholders meeting of a proposal to increase the number of authorized shares of common stock that the Company may issue from time to time.

2. In August 2000, the Company issued 1,125,000 shares of its convertible Preferred Stock and warrants to purchase an additional 1,125,000 shares of convertible preferred stock, at an exercise price per share of $3.50, for aggregate consideration of $2.25 million.

      Each share of convertible preferred stock will convert into a share of Common Stock following (and subject to) ratification by the Company's stockholders at the annual 2000 general stockholders meeting of a proposal to increase the number of authorized shares of common stock that the Company may issue from time to time.

3. In August- September 2000, the Company issued approximately $8.4 million of its principal amount 10% one year convertible debentures, which are to convert into shares of the Company's common stock, at a conversion price per share ranging between $2 and $4, following (and subject to) ratification by the Company's stockholders at the annual 2000 general stockholders meeting of a proposal to increase the number of authorized shares of common stock that the Company may issue from time to time. Upon issuance of the conversion shares, the Company undertook to issue to these holders warrants for an identical number of shares of common stock, at exercise price per share ranging between $3.50 and $8.

4. In August- September 2000, the Company issued 1,500,000 shares of common stock upon conversion of $600,000 of its 10% convertible debentures due February 2002.

5. In September 2000, the Company issued 625,000 shares of its common stock upon exercise of warrants issued to a consultant in February 2000.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Reports on Form 8-K for the three months ended June 30, 2000

      None

      (b) Exhibit

      4.1 Form of Convertible Preferred Stock Warrant (1)

      4.2 Form of 10% (one year) Convertible Debenture due August-September 2001. (1)

      10.1 Form of Subscription dated July 2000 between Ambient Corporation and certain investors. (1)

      10.2 Form of Subscription dated July-August 2000 between Ambient Corporation and certain investors. (1)

      10.3 Termination Agreement between Ambient Corporation and Aryeh Weinberg dated as of September 4, 2000. (1)

      10.4 Termination Agreement between Ambient Corporation and Michael Braunold dated as of September 12, 2000. (1)

      10.5 Agreement between Ambient Corporation and Bernie Wolff dated as of September 4, 2000. (1)

      10.6 Amendment dated as of September 1, 2000 to Consulting Agreement between Ambient Corporation and Rivermill Ltd. (1)

      10.7 Amendment No. 2 dated as of August 10, 2000 to Shareholders Agreement among Ambient Corporation, Bernie Wolff and Kliks.com Ltd. (1)

      10.8 Employment Agreement between Ambient Corporation and Mark Isaacson dated as of September 18, 2000. (1)

      10.9 Employment Agreement between Ambient Corporation and Wilfred Kopelowitz dated as of September 29, 2000. (1)

      10.10 Employment Agreement between Ambient Corporation and Ram Rao dated as of September 29, 2000. (1)

      10.11 Form of the Company's Proposed 2000 Equity Incentive Plan. (1)

     *27.1  Financial Data Schedule

      ----------
      *     Filed herewith.

      (1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 333-43054, and incorporated herein by reference.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 14, 2000                         AMBIENT CORPORATION


                                                 /s/ Wilfred Kopelowitz
                                                 ------------------------
                                                 Chief Financial Officer