Form 10KSB40
period 2000-12-31
AMBIENT CORP /NY
filed 2001-03-30
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            Annual Report for the fiscal year ended December 31, 2000

                               Ambient Corporation
             (Exact name of registrant as specified in its chapter)

Delaware                           0-23723                   98-0166007
(State or Other Jurisdiction       (Commission File          (IRS Employer
of Incorporation)                  Number)                   Identification No.)

               1033 Beacon Street, Brookline, Massachusetts, 02446
                    (Address of Principal Executive Offices)

                                  617-735-9395
              (Registrant's Telephone Number, including Area Code)

[Mark One]
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

       The Issuer did not report any revenues for the year ended December 31, 2000.

      As of March 29, 2001, there were 21,775, 234 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock on March 29, 2001 held by non-affiliates was approximately
$32 million. Such market value was calculated using the closing price of such common stock as of such date on the OTC Market.

ITEM 1. BUSINESS

Introduction

      Ambient Corporation ("Ambient" or the "Company") is engaged in the architecture, design, development, implementation and marketing of a proposed comprehensive communication infrastructure which uses the electrical power distribution grid as a high-speed telecommunication medium. The use of conventional electrical power grids for high-speed data transmission is referred to as "powerline telecommunication technology". The Company's proposed powerline telecommunication solution is based on establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining business relations with telecommunication service providers and other technology companies.

      Although historically used for low speed data communication, existing electrical power grids have not been used for high-speed data transmission due to certain technological and infrastructure limitations. The Company's current activities are focused on the implementation and marketing of the Company's proposed powerline telecommunications technology solutions and system architectures for use on low and medium voltage systems. With carriage on low and medium voltage, the Company believes that powerline telecommunication technology can be made available worldwide. The proposed solution is designed to facilitate the provision of powerline telecommunication technology solutions to virtually any building and premise, overcoming existing infrastructure limitations.

      The proposed powerline telecommunications technology solution utilizes the Company's proprietary technology and contemplates the design and development of certain integral components by existing and prospective technology partners. The Company entered into an agreement with Cisco Systems, Inc. to collaborate in the development of a Head-end Router and a Customer Premise Equipment (CPE) unit, as well as ancillary products, designed to be used for the low voltage system. The Router is intended to be placed at the pole-top or pad-mounted and is designed to facilitate the transfer of high speed data-carrying signals to the CPE device which intended to be connected to the standard electrical outlets in the home or business. The CPE unit will be designed to enable the transport of data and voice between the Router and the home or business user. Cisco is a leading developer, manufacturer and marketer of hardware and software products for use in computer and communications networks. The Company's agreement with Cisco contemplates that Ambient be granted an initial period of exclusivity with respect to the design, development and marketing of the products under development. Beyond such initial period, the agreement contemplates that the Company will negotiate the terms of the license and manufacturing rights, as well as other matters, relating to the products under development. To date the Company has invested $2,000,000 in this project and is anticipated to expend, upon the achievement of certain specified development and testing milestones, an aggregate of $4,500,000 over the next eighteen months.

      The Company believes that electric utilities and power distribution companies will be Ambient's natural partners. The Company believes that powerline telecommunications technology affords not only an advantage to the consumer but should allow Ambient's prospective utility partners to significantly enhance their service offerings to their industrial, commercial and residential customers. The Company envisions the utility basket of services to include features such as automatic meter reading (AMR), real time outage reporting and load balancing/switching. The Company envisions that the consumer basket of services will include, initially, high speed internet access and telephony, with such features as streaming video alarm monitoring and others to follow. The Company believes that these and other features should render the proposed powerline telecommunications solution an attractive proposition to utilities.

      To date, most of the concepts underlying the Company's technology have been confirmed in first phase alpha demonstration in joint testing and field trials with Consolidated Edison Company of New York, one of the larger investor owned utility companies in the United States and certain other utilities, and Sumitomo Electric Industries, Ltd., one of Japan's larger manufacturers of electric wire and cable. In these demonstrations and filed trials, the Company's proposed solution carried streaming video, video conferencing and Internet connectivity over standard electrical power lines in point-to-point, limited distance demonstrations. In January 2001, the first alpha testing of a point-to-point high-speed communications in a residential setting in Hong Kong was successfully concluded. These tests represent the first stage alpha tests of the company's proposed solution and additional alpha testing and demonstrations are expected.

      Since the Company's founding as a Delaware company in June 1996, we have been engaged in the design and development of technologies and products, initially focused on the enhancement of smart card applications. Owing to a fundamental reassessment of general market developments in the field of powerline telecommunications technology and the smart card business environment, the Company elected to redirect our business focus to the field of powerline telecommunications technology. The Company has subsequently ceased all design and development efforts in the smart card area and have focused on powerline telecommunications technology.

General Background Relating to Internet Access

      Internet communications worldwide can be divided into the "backbone" network and the "access" network. The backbone networks are typically comprised of optical fiber cables between cities, countries and continents, and we believe that optical fiber cables provide essentially unlimited capacity for sending relatively large amounts of data over long distances. However, the optical fiber technology used for the backbone network is too expensive to extend to each individual user. Accordingly, distributing data from the backbone network to homes and business is done via an "access" network, also referred to as the "last mile" network.

      To date, traditional access networks have included modems connected to conventional telephone lines, higher speed digital subscriber telephone lines
(DSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, the Company believes that the traditional access methods have certain drawbacks. The ADSL method typically requires high implementation costs as well as high maintenance cost to prevent the deterioration of bandwidth. Cable TV modems are characterized by loss of bandwidth when the number of subscribers reaches a critical mass and wireless networks are unreliable, as is generally the case in the use of cell phones.

      The use of electrical power grids as an access method is, in the Company's view, an especially attractive proposition given the widespread infrastructure "wiring" already in place. The same electrical wiring that carries electrical power to individual homes and businesses can also transmit high-speed data. However, there are certain infra-structural limitations that have, until recently, effectively precluded the use of conventional electrical power grids as an affordable and achievable access method.

      Electrical power is generated at a power station and furnished to an urban or rural substation, which services a neighborhood, typically extending over several square miles. The electrical power generated at the power station is sent over relatively high voltage lines and is stepped down to lower voltages at various stages of distribution At the substation level, a

"step-down transformer" reduces the high voltage electrical power generated to "medium" voltage for further distribution within the neighborhood. The "medium" voltage is further reduced by "distribution transformers" typically located on the poles to the lower voltage levels utilized by industrial, commercial and residential premises.

      However, the distribution transformers block the high frequency, data-carrying signals arriving over the grid from the substation. Therefore, to ensure that data can get from the neighborhood lines to the premises a "bypass coupler" is needed as a bridge around the distribution transformer. The only currently existing option for bypass coupling was to use capacitive couplers, which need to be physically (and therefore electrically) connected directly to the medium voltage lines. To achieve the electrical connection the capacitive coupler needs to include a capacitor that can withstand high voltage, and is therefore very expensive to manufacture. The cost of such a key component in the overall system has represented a significant hurdle in the development of an economical solution to offering consumer services over the power distribution infrastructure.

The Proposed Powerline Telecommunications Technology Solution

      The Company's proposed solution, which includes the Company's proprietary coupler technology, is designed to achieve high-speed data transfer to and from the neighborhood distribution lines without the need to establish an electrical connection. The Company's proposed solution is designed to slip around overhead low or medium voltage distribution wires. Accordingly, the Company anticipates that implementation costs of its technology will be significantly lowered in comparison to the conventional solutions that attempt to use a capacitive bypass coupler thereby affording a cost effective powerline telecommunications technology solution.

      The data path of the Company's proposed utilization of electrical power lines is as follows: (i) high speed data arrives over the optical fiber backbone cable, routed to the neighborhood utility substation, (ii) the specific data intended for the subscribers of a particular neighborhood is selected from the general data stream by a standard network device called a router, (iii) the digital data is turned into a high frequency signal using a modem, and (iv) the high frequency, data-carrying signal is carried onto the neighborhood power distribution line using the Company's proprietary coupler.

Advantages of Utilizing Existing Power lines for High Speed Data Transmission

      The use of electricity power lines to connect industrial, commercial and residential consumers to the internet, for telephony or for any other form of data communication provides both consumers and suppliers with a range of compelling economic and practical benefits.

      The advantages in employing power line communication include:

      *Coverage - the power grid is the most extensive "wire" network in the world. More individuals and businesses have access to the electrical grid than any other "wired" network, including telephone lines. The low voltage wiring extends to every room in the business and home, and obviates expensive and disruptive wiring.

      *Modernity - the electric grid in most areas of the world is more modern and better maintained than any other wired communication network.

      *Simplicity - Power line communications are not burdened by telephony's conventional technologies, including outdated routers, bridges, gateways, legacy switches and software, which slow down traditional communications.

      *Electrical Wires-Powerline communications have the large advantage of all wires in place usable without large-scale infrastructure lay such as with fiber optics.

      *Additionally, the impediment of atmospheric challenges and physical blockage such as with wireless is not an issue with powerline.

      *The added practical functionality of utility function significantly enhances the business case.

      Fueled by recognition of the overwhelming financial and practical benefits, interest in high-speed power-line telecommunication has expanded. Technical conferences on the subject are frequent, and attended by power companies, as well as those from other relevant fields including telecommunications and networking companies such as Cisco, Siemens, and others. Powerline Telecommunication technology chips and modems for in-house networking are maturing, and a large number of companies are vying for this market. Network speeds of data transmission are rapidly increasing. To realize maximum benefit from the in-home network, users are looking to connect it to a high speed Internet feed.

Comparison of Power-Line Communication with other High Speed Access Solutions

      *Digital Subscriber Line (DSL) - subscribers need to be within approximately 5.5 km of the telephone company's central office. It is a point-to-point connection, so the one time installation cost to the end user is high. Users report that installation times are long, and availability is sparse. Phone companies need to invest considerably to beef up their networks, which were never designed for high-speed data and very long session times.

      In contrast, powerline telecommunications technology networks can be deployed in entire neighborhoods in a matter of days, and their direct connection to the backbone means no bottlenecks or heavy investments. Also, telephone outlets typically exist in only one to three locations within a premise, while power outlets are already installed in every room.

      *T1 Trunks - T1 (1.544 Mbps) is a digital telephony trunk, typically used by phone companies to provide telephone service to large organizations. It provides high- speed communications in both directions. But, its high (hundreds of dollars per month) tariff prices it out of the market for most home and small business users. In addition, it is not a full system solution, but is stand alone in installation.

      *Satellite - Some satellites serve as data relay stations, and some of these are connected to the Internet backbone to provide data to users. The user needs to buy, mount and aim a fairly large dish, he needs a microwave transmitter/receiver, and a special modem. Since the ground-based antennae cannot beam a strong signal back to the satellite, only low speeds of 56 kilobits per second can be sent from the user to the Web, the same data speed as is available over dialup modems.

      *Cable Modems - Cable TV networks have been designed and constructed to provide significantly higher bandwidth in one direction, providing a large number of channels to a large user base. Subscribers to cable companies share their cable lines with other subscribers, sometimes a very large number of them, so even the high promised data speeds (up to 36Mbps) may not guarantee good service during usage. Sending data back from the user to the network is problematic over cable TV lines, due to the accumulation of noise accumulated on the lines from all of the connected customers, reaching the cable TV network. Cable companies must invest substantially in upgrading their equipment to be able to send data upstream, and in laying cables outside of urban areas. Data service over cable TV systems is available to only a small percentage of Internet users.

      In contrast, powerline telecommunication technology exploits the natural segmentation of the neighborhood power grid, to keep the number of users sharing the data stream within reasonable limits. Typically, only 50 - 200 premises share a common phase line in the US, and the number of users demanding simultaneous downloads of large files is likely to be very small. Ambient expects the typical user to enjoy data rates from 1 to 10 megabits per second, usually enough to pass the maximum data rate available from the Web site being accessed, for the foreseeable future.

      In addition, cable TV outlets typically exist in only one or two locations within a premise, while power outlets are already installed in every room. This saves expensive and disruptive rewiring, when data users include PCs, Internet telephones, and eventually many intelligent appliances.

      *Wireless Local Loop - Similar to cellular telephone network deployment, microwave relay stations may be deployed in neighborhoods to provide last mile access for Internet data to homes and businesses. The same problems of communications reliability that beset cellular telephones are likely to affect wireless local loop systems. These include need for near line of sight between hub and user, multiple reflections of signals in dense residential areas, the blocking effects of the metal building materials, and seasonal variation of foliage and effects of precipitation on radio transmission quality.

      Another inherent limitation is the frequency bandwidth available in the shared domain of radio frequencies, and the difficulty of providing significant future upgrades in data speeds without regulatory permission and massive retrofitting of equipment. All other systems currently are limited both by infrastructure, cost, reach, speed, and other limiting factors. We believe that powerline telecommunication technology should be an easier way to bypass such limitations.

      Integrating the Company's Proposed Solution into a Complete Access Network

      In order to provide a comprehensive powerline access solution to the end user, the Company's powerline telecommunications technology is required to be integrated with the following technologies:

*     a modem;
*     a media access control processor;
*     a network communication and control system; and
*     user interface devices.

      The modem is the device that turns the digital data into a high frequency analog signal, and it both minimizes radio interference emissions and provides tolerance for the noise interference to be found on power lines. The media access control processor is the "traffic cop" that coordinates packaging of data into "packets," and who sends and listens. The network control system provides overall control of traffic. And the user interface devices translate the high frequency signals coming over the power line into useable data for their computers and other devices.

      The Company's solution seeks to provide an initial system data rate of up to 10 megabits per second, and we believe that this can be upgraded to several times this speed, with future developments in hardware and software. Future modems are expected to use more sophisticated modulation techniques that allow the same frequency band to carry at least three times more data.

      To date, most of the concepts underlying the Company's proposed powerline telecommunication technology solution were validated in first alpha joint testing and field trials with each of Consolidated Edison Company of New York, one of the nation's larger utility companies and Sumitomo Electric Industries, Ltd., Japan's largest manufacturer of electric wire and cable. The Con Edison testing involved a successful point-to-point, limited distance demonstration (as yet without full network service) wherein Ambient's powerline telecommunication technology carried streaming video, video conferencing and Internet connectivity over standard electrical power lines. This proof of concept testing is the first stage of alpha demonstration. Further alpha demonstration will involve greater distances and additional consumer and utility services and products. In the Sumitomo testing, larger distances were recorded for connectivity over standard electrical powerlines. The Company's existing powerline technology was successfully tested in a field trial in a Hong Kong in a residential building.

Ambient's Coupler

      The Company anticipates that its proposed solution will utilize its coupler. A prototype product has passed high voltage testing at a lab in the US and has been field tested for communications between two transformers at a power company site.

      The Ambient coupler features:

*     Low cost;
* Capacity for very high data rates, exceeding 10 megabits per second, which is at least 200 times faster than dialup modems can provide:
*     Installation without interruption of service to customer;
*     No material impact on reliability of electrical grid;
*     Works even during power outage (when cable connectivity exists)
*     Installation without exposure to high voltages; and
*     Virtually unlimited life of service.

      The Company is currently in the process of arranging for the pilot testing of its proposed product with potential commercial partners. Further production steps will include Standards testing and certification, mechanical package design and tooling for mass production.

Production & Supplies

      The Company envisions that its proposed access solution will integrate various technologies and systems.

      The Company believes that its proprietary couplers that utilize special magnetic materials and high voltage weatherproof plastics, as well as standard components that are obtainable from local sources, will be used. The Company has identified potential suppliers to manufacture the coupler and expect subcontract mass production of the coupler. The Company believes that it will be able to produce the necessary couplers at competitive market costs.

      The proposed powerline telecommunications technology contemplates the design and development of certain integral components by the Company's existing and prospective technology partners. The Company entered into an agreement with Cisco Systems, Inc. to collaborate in the development of a Head-end Router and a Customer Premise Equipment (CPE) unit, as well as ancillary products, designed to be used for the low voltage system. The Router is intended to be placed at the pole-top or pad-mounted and is designed to facilitate the transfer of high speed data-carrying signals to the CPE device which may be connected to a standard electrical outlets in the home or business. The CPE unit is intended to enable the transport of data and voice between the Router and the home or business user. Cisco is a leading developer, manufacturer and marketer of hardware and software products for use in computer and communications networks. The Company's agreement with Cisco contemplates that Ambient be granted an initial period of exclusivity. Beyond the initial time period covered by the current development agreement, the agreement contemplates that Ambient will negotiate the terms of the license and manufacturing rights, as well as other matters, relating to the products under development. To date, the Company has invested $2,000,000 in this project and it is anticipated to expend, upon the achievement of certain specified development and testing milestones, an aggregate of $4,500,000 over the next eighteen months. See "Risk Factors".

      The Company anticipates that all future suppliers and assemblers will be certified to recognized international quality assurance standards.

Marketing and Sales Plan

      The Company's current business model contemplates that once the proposed communication infrastructure is ready for commercialization, the Company and its prospective utility partners will be responsible for promoting and marketing the proposed solution to its intended users. The Company anticipates that, with the assistance of its prospective utility partners, it will share any expenditures that may be necessary to fully implement the communication infrastructure.

      Once the communications infrastructure is complete and the Company's proposed solution is ready for commercialization, the Company envisions that its proposed solution will generate revenues from both a consumer basket of services as well as from "utility products" which will generate savings and create additional value for the utility distribution companies.

      The Company expects the consumer products to include initially high-speed Internet access and telephony, with such features as streaming video, alarm monitoring and others to follow. The Company envisages that the consumer products will be marketed and sold, in collaboration with an unregulated subsidiary of its utility partners.

      The Company expects to assume a significant portion of the start-up costs associated with the introduction of the consumer basket of services as well as training and maintenance cost.

      The Company anticipates that within the commercialization agreement will be a revenue share arrangement whereby the Company and its prospective utility partners will divide revenue and profits generated in an agreed upon manner.

      The Company envisions the utility basket of services to include features such as automatic meter reading (AMR), real-time outage reporting and load balancing/switching allowing utilities to significantly enhance their service offerings to their industrial, commercial, and residential customers. Such services are expected to lead to significant cost savings and additional revenue to utilities, which will generate revenue for Ambient in the form of a portion of such savings being equitably shared between partners.

      Additionally, prior to the commercialization of the Company's proposed powerline based solution, the Company believe that it will be able to generate revenue. Ambient anticipates that it will negotiate with its prospective utility partners an arrangement whereby they will bear a portion of the costs incurred in the design, development and commercialization of the solution. The Company anticipates that these payments will be made to it upon the achievement of certain pre-designated development and commercialization milestones.

      The development phase is anticipated to span a period of twelve to eighteen months and is characterized primarily by the following: a system evaluation phase, a device connection phase, a small pilot phase and a large pilot phase. During the development phase, which characterized the present phase that the Company is in, the Company expects to negotiate the terms of complete commercial agreements with prospective partner utilities that will define the arrangement for deployment (including the sharing of necessary capital expenditures) marketing, sales and customer relations issues leading to a business model which envisions the sharing of revenue and profit between the interested partners.

      The arrangements discussed above are premised on the Company successfully concluding marketing and other agreements on terms and conditions that are favorable to it. For example, Ambient's agreement with Cisco Systems, Inc. contemplates that, beyond an initial period of exclusivity with respect to the products under development, the Company and Cisco negotiate the terms of the license and manufacturing rights, as well as other related matters, to the products under development. No assurance can be given that the Company will be successful in concluding such agreements on terms and conditions that are favorable to it.

Competing Technologies

      Ambient's proposed powerline telecommunications technology solution affords, the Company believes, a commercially viable alternative to the local incumbent telecommunications carrier breaking a competitive position which has been difficult to penetrate by other CLEC (competitive local exchange carriers) companies depended on gaining access to local markets through the use of the local carriers infrastructure. Additionally, powerline telecommunication technology offers the opportunity to bring telephony and Internet services to under-served, under-developed markets. For instance, in areas of the world, including rural United States, there are limited or no existing options for telephony and Internet access. At least in some of these areas, we expect powerline telecommunications technology services to offer a viable solution.

      The telecommunications services market, including internet access, is competitive. The Company faces competition from many service providers with significant financial resources, well-established brand names and large, existing customer bases. Moreover, the Company expects the level of competition to intensify in the future. The Company expects significant competition from:

      I. Powerline telecommunication technology

      Certain companies, including those with significantly greater resources than Ambient, such as Siemens and Nortell, have undertaken efforts to implement a comprehensive powerline telecommunication based solutions. However, to date, none have, to the Company's knowledge, implemented and commercialized any such solution. Certain other companies, including those with significantly greater resources than the Company, provide, the Company believes, partial powerline based solutions. The Company believes that its core strategy, which attempts principally to partner its proposed powerline based solution with appropriate parties in the telecommunication and service technology areas as well as utilities and other providers of electric power, provides the most viable powerline telecommunication based high-speed solution.

      II. Incumbent Telephone (DSL) Service Providers.

      Ambient faces competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other competitive local exchange carriers (CLECs), have greater financial and other resources than the Company with more established brand awareness in their service areas. However, the Company expects to be able to distinguish itself from these competitors by offering greater speeds for connectivity at lower costs and together with its prospective partners - the utility companies - it envisions being able to compensate for the brand awareness and the financial resources of its competitors.

      In addition, the Company's solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

      III. Wireless and Satellite Service Providers.

      Especially in underserved areas, the Company faces competition from fixed-wireless and satellite service providers for voice and high-speed data customers in businesses and residences. Many of these competitors are offering, or may soon offer, technologies and services that will compete with some or all of the Company's service offerings. However, services based on these technologies typically offer communications speeds lower than those supplied by DSL, cable systems, and anticipated speeds from the Company's solution.

      In addition, the Company's solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

      IV. Subscription Television Competition Hardwire Cable.

      The Company's principal subscription television competitors are traditional hardwire cable operators. Hardwire cable companies generally are well established and known to the Company's potential customers. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. In order to provide such services, however, the current cable infrastructure would require significant capital expenditures. Because of the existing wires of the electrical power grid, the build-out of the Company's PLT system is not expected to require similar heavy infrastructure costs.

      Ambient believes that its proposed technology is designed to enable electric utilities and power companies to create a basket of products that is designed to add value to utility operational services. These may include, it believes, such features as load switching/balancing, demand management, alarm monitoring, outage reporting and automatic meter reading, as well as additional consumer services such as internet, telephony, video-on-demand, content and smart appliances.

Patents & Trademarks

      Ambient filed with the United States Patent and Trademark Office patent applications for the inductive coupling of a data signal to a power transmission cable. Ambient anticipates filing shortly a patent application for the coupling of broadband modems to powerlines. No patents have yet been issued. Additionally, the Company has certain patents and patent applications pending in the smart-card applications area, a business in which it is no longer engaged.

      There can be no assurance that any of the Company's current or future patent applications in the powerline telecommunication technology area, will provide significant protection for its future products or proposed technology, be of commercial benefit to it, or that the validity of such patents or patent applications will not be challenged. Furthermore, there can be no assurance that any patent underlying licensed technology will not be challenged. Moreover, there can be no assurance that foreign patent, trade secret or copyright laws will protect the Company's technologies or that the Company will not be vulnerable to competitors who attempt to copy or use the Company's products or processes.

      Currently, the Company is in the process of establishing two trademarks, PLT solutions for its low-voltage system architecture, and PLTsystems for its medium-voltage system architecture.

Research & Development

      From the date of inception through December 31, 2000, the Company has expended approximately $1.63 million on research and development (net of $558,195 received by Ambient Ltd., our Israeli subsidiary, as government participation in its smart card development from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade). Of this amount, during each of calendar year 2000 and 1999 the Company expended, respectively, $463,068 and $108,520. The amounts expended in 2000 related exclusively to its powerline telecommunications technology business.

      The Company is committed to pay royalties to Office of the Chief Scientist on proceeds from sales of products derived from the smart-card area which the office supported by way of grants. The refund of the grant is contingent on future sales of these products. The Company has ceased all activities in the smart card area and has not received and does not anticipate receiving any revenues from these products. All of the Company's design, development testing activities are conducted out of its premises in Brookline, Massachusetts.

Subsidiary business

      Ambient also holds a 49% interest in Kliks.com Ltd., an Israeli corporation that intends to develop and implement a screen phone network in Israel, designed to enable e-commerce and Internet browsing for business and home consumers who do not have access to, personal computers. The Company is not actively involved in the day-to-day operation of the Kliks.com nor does management anticipate becoming so involved in the future. Mr. Michael Braunold, our former Chief Executive Officer, is our designee serving on the board of directors of Kliks.com. See "Certain Relationships and Related Transactions".

Employees

      Currently the Company employs 15 full-time employees. Mr. Mark Isaacson, Ambient's Chief Executive Officer, also serves as Chairman of the Board of Directors and the Company's Chief Financial Officer, Mr. Wilfred Kopelowitz, also serves as a member of the Board of Directors. Mr. Aaron Fischman, the Company's Vice President for Investor Relations, is not a full-time employee but devotes a substantial amount of time to our business.

Wholly-Owned Inactive Subsidiaries

      Ambient has two wholly-owned inactive Israeli subsidiaries, Ambient Ltd. and Insulated Connections Corporation Ltd. The Company currently conducts no significant business through either subsidiary nor do they employ any persons. In the past, when the Company was engaged in smart-card application, a business in which the Company is no longer engaged, it used to conduct our design and development activities through Ambient Ltd. The Company used to conduct certain of its design and development activities relating to powerline telecommunication business through Insulated Connections Corporation Ltd. However, since October 2000, all of the Company's design and development efforts have been relocated to its primary premises in Brookline, Massachusetts.

      In January 2001, Ambient purchased from Dr. Yehuda Cern, one of its key employees, his 9.9 percent shareholdings in Ambient's majority owned subsidiary PLT Solutions, Inc. In consideration of the transfer of his shares in PLT, Ambient issued to Dr. Cern 400,000 shares of Ambient common stock, subject to certain lock-ups and other restrictions. Following the purchase of PLT, Ambient merged PLT into the Company with Ambient as the surviving entity. The term "PLT" continues to be used by the Company as a trade name for its powerline telecommunications technology.

ITEM 2. PROPERTIES

      Ambient's corporate offices are located at 1033 Beacon Street, Brookline, Massachusetts, 02446, and are comprised of approximately 4,350 square feet leased at a monthly rental of approximately $11,700 with a scheduled expiration date of July 1, 2003. The Company has improved this facility to meet its design and development activities. The Company believes that this facility is sufficient to meet its current and anticipated future requirements. The Company believes that it will be able to renew its present lease or obtain suitable replacement facilities.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not involved in any pending legal proceedings which it anticipates can result in a material adverse effect on the Company's business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Shareholders on, November 27, 2000 and the stockholders voted as to the following: (i) to elect Mr. Mark S. Isaacson as director of the Company to hold office until the next annual meeting; (ii) to amend the Certificate of Incorporation of the Company to increase the number of shares of common stock, par value $.001 per share (the "Common Stock"), that the Company is authorized to issue from 20 million to 100 million shares; (iii) to ratify the adoption of the Company's 2000 Equity Incentive Plan; (iv) to approve the issuance of stock options to certain of the Company's senior executives and key employees (v) to approve the appointment of Brightman Almagor & Co., as independent auditors of the Company for the year ending December 31, 2000. All of these matters were approved.

Voting Results were as follows:

                                     FOR               AGAINST           ABSTAIN

1. Mark Isaacson, as director     6,673,131            25,250            -------

2. Increase in Authorized
Common Stock                      6,678,481            19,900            -------

3. 2000 Incentive Plan            6,678,341            17,940              2,100

4. Approval of Issuance
of Options to Certain Officers    6,677,541            20,740                100

5. Approval of Auditors           6,678,781             2,000             17,600

      For Information relating to the appointment of additional directors to the Company's board of directors since such stockholders meeting, see "Item 9" of this Report

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on OTCBB under the symbol "ABTG". The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's common stock, as reported on OTCBB.

                                                          HIGH            LOW

2000
First Quarter                                            $  6.25        $ 1.375
Second Quarter                                           $  5.31        $  2.03
Third Quarter                                            $  4.97        $  3.03
Fourth Quarter                                           $  3.28        $ 1.781

1999
First Quarter                                              1.375          2.625
Second Quarter                                               5.5         0.8125
Third Quarter                                             1.1875          0.625
Fourth Quarter                                               2.5           0.75

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 29, 2001, there were approximately 150 holders of record of our common stock. We believe that a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

Dividend Policy

      We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of the Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

Sales of Unregistered Securities During 2000

      Set forth below is a listing of all sales by the Company of unregistered equity securities during 2000, excluding sales that were previously reported on a Quarterly Report on Form 10-QSB. Unless otherwise indicated (i) such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering and (ii) the sales were made by the Company without the assistance of any underwriters.

      1. In July - August 2000, the Company completed a private placement of its securities for an aggregate gross amount of $4,250,000. In connection therewith the Company issued to one entity an aggregate of 1,000,000 shares of common stock and to an additional entity an aggregate of 1,125,000 shares of convertible preferred stock and warrants to purchase, in the aggregate, up to 2,125,000 shares of convertible preferred stock. Pursuant to the terms of the agreements, in November 2000, following the Company's annual stockholders meeting, an aggregate of 1,125 shares of preferred stock were converted to an equal number of shares of our common stock and 2,125,000 preferred stock purchase warrants were converted into an equal number of common stock purchase warrants. The Company paid commissions to the placement agents of approximately $400,000.

      2. In August - September 2000 the Company completed a private placement of $8.39 million of its 10% convertible debentures. By the terms of the agreements relating to the purchase of the debentures, the outstanding principal of the debentures was converted into 3,711,711 shares of the Company's common stock at a conversion price per share of common stock ranging between $2 and $4.50. Pursuant to the agreements, the Company also issued to the holders of the converted shares, warrants to purchase, in the aggregate, up to 3,711,711 shares of common stock, at a per share exercise price, ranging between $3.50 and $8.00. The Company paid commissions and fees of approximately $900,000.

      3. In November 2000, in connection with certain of the private placements referred to in paragraphs 1 and 2 above, the Company issued, as a finders fee, warrants to purchase up to an aggregate of 770,000 shares of common stock, at exercise prices per share ranging between $2 and $4.50..

      4. In January 2001, the Company issued to a key employees, 400,000 shares of its common stock, in consideration for the transfer by him to the Company of all title and interests in and to his shareholdings in the Company's then majority owned subsidiary PLT Solutions Inc.

      5. In December, 2001, we issued to each of 2 consultants options for 550,000 shares, of which options for half of the shares vesting in each of December 2001 and December 2001, all at a per share exercise price of $1.00.

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

      The Company is engaged in the architecture, design, development, implementation and marketing of a proposed comprehensive communication infrastructure which uses the electrical power distribution grid as a high-speed telecommunication medium. The use of conventional electrical power grids for high speed data transmission is referred to as "powerline telecommunication technology". The Company's proposed powerline telecommunication solution is based on it establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining business relations with telecommunication service and technology companies.

      Although historically used for low speed data communication, existing electrical power grids have not been used for high-speed data transmission due to certain technological and infrastructure limitations. The Company's current activities are focused on the implementation and marketing of its proposed powerline telecommunications technology solutions and system architectures for use on low and medium voltage systems. With carriage on low and medium voltage, the Company believes that powerline telecommunication technology should be available worldwide. The proposed solution is designed to facilitate the provision of powerline telecommunication technology solutions to virtually any building and premise, overcoming existing infrastructure limitations.

      The proposed powerline telecommunications technology solution utilizes the Company's proprietary technology and contemplates the design and development of certain integral components by our existing and prospective technology partners. The Company entered into an agreement with Cisco Systems, Inc. to collaborate in the development of a dead-end Router and a Customer Premise Equipment (CPE) unit, as well as ancillary products, designed to be used for the low voltage system. The Router is intended to be placed at the pole-top or pad-mounted and is designed to facilitate the transfer of high speed data-carrying signals to the CPE Unit which is intended to be connected to the standard electrical outlets in the home or business. The CPE unit is intended to enable the transport of data and voice between the Router and the home or business user. Cisco is a leading developer, manufacturer and marketer of hardware and software products for use in computer and communications networks. The Company's agreement with Cisco contemplates that the Company will be granted an initial limited period of exclusivity with respect to the design, development and marketing of the products under development. Beyond such period, the agreement contemplates that the Company will negotiate the terms of the license and manufacturing rights, as well as other matters, relating to the products under development.

      The Company believes that electric utilities and power companies are its natural partners. The Company believes that powerline telecommunications technology affords not only an advantage to the consumer but should allow its prospective utility partners to significantly enhance their service offerings to their industrial, commercial and residential customers. The Company envisions the utility basket of services to include features such as automatic meter reading (AMR), real time outage reporting and load balancing/switching. The Company envisions that the consumer basket of services will include, initially, internet access and telephony, with such features as streaming video alarm monitoring and others to follow. The Company believes that these and other features should render the proposed powerline telecommunications solution an attractive proposition to utilities.

      To date, most of the concepts underlying the Company's technology have been validated in first phase alpha demonstration in joint testing and field trials with Consolidated Edison Company of New York, one of the larger investor owned utility companies in the United States and certain other utilities and Sumitomo Electric Industries, Ltd., one of Japan's larger manufacturer of electric wire and cable. In these demonstrations, the Company's proposed solution successfully carried streaming video, video conferencing and internet connectivity over standard electrical power lines in point-to-point, limited distance demonstrations. In January 2001, the first alpha testing of the Company's solution in a residential setting in Hong Kong was successfully concluded. These tests represent the first stage alpha tests of the Company's proposed solution and additional alpha testing and demonstrations are expected.

      Since the Company's founding as a Delaware company in June 1996, it has been engaged in the design and development of technologies and products, initially focused on the enhancement of smart card applications. Owing to a fundamental reassessment of general market developments in the field of powerline telecommunications technology and the smart card business environment, the Company elected to redirect its business focus to the field of powerline telecommunications technology. The Company have subsequently ceased all design and development efforts in the smart card area.

      During the first quarter of 2000, Ambient established a subsidiary, PLT Solutions, Inc., in which the Company held a 90.01 interest, to promote its powerline telecommunications technology. The remaining 9.90 interest was held by Dr. Yehuda Cern, one of the Company's key employees. In January 2001, Ambient purchased from Dr. Cern the entirety of his shareholdings in PLT Solutions Inc. and Ambient subsequently merged such company into Ambient, with the Company being the surviving entity of such merger. The Company continues to use the name "PLT" as its commercial trade name for its powerline telecommunications technology products and services.

      As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. Ambient has been in the powerline technology business, which is the field in which it is engaged, since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      From the date of inception through December 31, 2000, the Company expended $1.63 million on research and development activities (net of $558,195 received by Ambient Ltd., its Israeli subsidiary, as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade). Of this amount, during each of calendar year 2000 and 1999 the Company expended, respectively, $463,068 and $108,520. The amounts expended in 2000 related exclusively for powerline telecommunication technology.

      As of December 31, 2000, the Company incurred net losses aggregating $48.7 million (which includes $40 million in non-cash charges primarily related to the issuance of securities, charges for beneficial conversion features, and the extinguishment of debt), reflecting principally net general and administrative expenses and net research and development expenses. The Company expects to incur significant up-front expenditures in connection with the new focus of its operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. The Company may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In September 2000, the Company's management was reorganized, with the then existing Chief Executive Officer and Chief Financial Officer resigning from all positions held and their replacement by our current Chief Executive Officer, Mark Isaacson (formerly the acting Chief Executive Officer of PLT Solutions, Inc., the Company's former subsidiary which has been subsequently merged with and into the Company), and Chief Financial Officer, Wilfred Kopelowitz, a new Chief Operating Officer, John Joyce, as well as technical, marketing and other supporting personnel.

      A substantial portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Such stock based compensation resulted in non-cash charges of $14.7 million for the year ended December 31, 2000. The Company believes that these compensation levels were necessary to retain the services of qualified individuals.

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

      Last year, the Company issued $2,000,000 of its 10% convertible debentures and 1,250,000 common stock warrants to private investors. Pursuant to the terms of the debentures, the entire principal balance was converted into 5,000,000 shares of its common stock. The warrants are exercisable at a price per share of $1.00. In connection with this issuance, the Company recorded a total note discount of $1.14 million representing the value of the warrants and $571,600 representing the beneficial conversion feature of the convertible debentures.

      In the July and August 2000, the Company received gross proceeds of $4.25 million (before deducting approximately $425,000 in commissions) from the private placement of 1 million shares of its common stock and 1.25 million shares of its convertible preferred stock. As part of this private placement, the Company issued four-year warrants to purchase 2.125 million of its preferred stock, at an exercise price per share of $3.50. Pursuant to the terms of the agreement, in November 2000, upon stockholders' approval of a proposal to increase the Company's authorized shares of common stock, the convertible preferred stock automatically converted into 1.25 million shares of common stock. In connection with the issuance of the convertible preferred stock, the Company recorded a deemed preferred stock dividend in the amount of $1.8 million representing the beneficial conversion feature of the convertible preferred stock issuance.

      In the third quarter of 2000, the Company issued $8,345,500 of its one-year convertible debentures to private investors. Pursuant to the terms of the agreement relating to these convertible debentures, in November 2000, upon Company stockholders' approval of a proposal to increase our authorized shares of common stock, the debentures automatically converted into 3,711,711 shares of common stock at per share conversion rates ranging from $2 to $4. Additionally, pursuant to the agreement, the Company issued four year warrants to purchase up to 3,711,711 shares of its common stock. The warrants are exercisable at prices ranging from $3.50 to $8.00 per share. In connection with the issuance of the convertible debentures, the Company recorded a total note discount of $3.4 million representing the value of the warrants and $3.3 million representing the beneficial conversion feature of the convertible debentures.

      In connection with certain of the private placements in July-September, the Company issued, as a finders fee, warrants to purchase, in the aggregate, 770,000 shares of its common stock, at per share exercise prices ranging between $2 and $4.50.

      In January 2001, the Company purchased from Dr. Yehuda Cern, one of its key employees, his 9.9 percent shareholdings in its majority owned subsidiary PLT Solutions, Inc.

In consideration of the transfer of his shares in PLT, the Company issued to Dr. Cern 400,000 shares of its common stock, subject to certain lock-ups and other restrictions. Following the purchase of PLT, Ambient merged PLT into Ambient with Ambient as the surviving entity. The term "PLT" continues to be used by the Company as a trade name for its powerline telecommunications technology.

      In January 2001, pursuant to the Company's joint development agreement with Cisco Systems, Inc., it expended $2,000,000 for the products under joint development. Upon the achievement of certain specified development and testing milestones, the Company expects to expend an additional $4,500,000 over the next eighteen months.

      The Company anticipates that cash on hand will allow it to maintain operations as presently conducted at least through the next twelve months. However, the Company will need additional financing in order to fully execute its design, development and commercialization plans including the completion of the design, development and testing of the products under joint development with Cisco Systems, Inc. Additionally, if the Company expands its current operations, including strategic partnerships or mergers or acquisitions, then it will require additional financing to realize such mergers or acquisitions. The Company is currently reviewing possible further private sales of equity or debt with equity features. The Company has no commitments for any such financing and there can be no assurance that the Company will be able to obtain additional financing when needed or that any such additional financing will not have a dilutive effect on current stockholders.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements, which are included in this report on pages F-1 through F-18, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters And Control Persons

      The names, ages and positions of the Company's directors, executive officers and key employees are as follows:

Name                        Age         Position
----                        ---         --------

Mark Isaacson               41          Chief Executive Officer, Chairman of the
                                        Board of Directors

John Joyce                  49          Chief Operating Officer

Wilfred Kopelowitz          44          Chief Financial Officer and Secretary;
                                        Director; Director of Ambient Ltd.]

Aaron Fischman              41          Vice President, Strategic Development

Ramdas Rao                  36          Chief Network Architect

Martin B. Hoffman           64          Director

Michael Widland             60          Director

      The business experience, principal occupations and employment, as well as the periods of service, of each of the Company's directors and executive officers during at least the last five years are set forth below.

      Mark Isaacson has been and a director and Chief Executive Officer of the Company since September 2000, and has been affiliated with the Company since April 2000. Prior to his appointment as Chief Executive Officer, Mr. Isaacson managed the Company's former subsidiary PLT Solutions, Inc. (which has been subsequently merged with and into the Company). From 1998 until April 2000, Mr. Isaacson served as an independent consultant to various companies in the high technology industry. From 1995 to 1998, he held the post of President of The Marlin Group, Inc., a marketing and business development consultancy specializing in brand marketing. In this capacity he was responsible for company operations and business development. From 1983 through 1994, as President of Prestige International, a specialist company in implementing consumer brand marketing and merchandising projects for Fortune 1000 companies, he was responsible for company operations and worldwide business development. Mr. Isaacson has over 16 years of senior management experience.

      John Joyce has been Chief Operating Officer since November 2000. Prior to joining Ambient, Mr. Joyce served, from September, 1996 to October 2000, as Senior Vice President of ABB Financial Services Inc. and President of ABB Financial Consulting, The Americas, where he was also selected to lead the global energy consulting practice within Financial Services. Mr. Joyce developed the Americas branch of ABB Financial Consulting, the financial management consultancy business of ABB Financial Services. Preceding his association with ABB, Mr. Joyce served, from December 1993 to August 1996, with The Capital Markets & Treasury Practice of Price Waterhouse LLP. Returning to the firm where he had previously served for more than five years in the general audit practice, Mr. Joyce assumed the responsibilities of Manager, where he advised corporations on a variety of business issues relating to capital markets and financial initiatives. In the risk management area, Mr. Joyce assisted clients in the evaluation of organizational needs and internal capabilities as they related to the development of risk management programs and strategies. Mr. Joyce was promoted to the level of Director in June 1995. From 1985 to 1989, Mr. Joyce directed new business development as a Vice President of Citicorp N.A.. A CPA in the United States, Mr. Joyce holds an MBA from the Stern School of Business, New York University, where he majored in Finance and International Business.

      Wilfred Kopelowitz has been Chief Financial Officer and Secretary of the Company since September 2000 and a director since January 2001. From May 2000 through the time preceding his appointment as Chief Financial Officer, Mr. Kopelowitz worked for a financial consulting agency. From January 1999 through April 2000, Mr. Kopelowitz served as Corporate Controller at Amdocs, a multi-national company specializing in software solutions for customer care and billing to the telecommunications industry whose securities are traded on NYSE. From August 1993 through December 1998, he served as Corporate Controller at Indigo N.V., a worldwide developer, manufacturer and distributor of innovative digital color printing systems. Mr. Kopelowitz held other senior finance positions with a major multi-national chemical company. Mr. Kopelowitz obtained a BA in economics and accounting in 1983 from Bar-Ilan University in Israel and is a certified public accountant.

      Aaron Fischman has been Vice President, Strategic Development of the Company, since January 2001. Mr. Fischman is not a full-time employee and has other concurrent work-related obligations. Since September, 1998, Mr. Fischman has been the President of Chosen Israel LLC, group of merchant bankers responsible for locating and financing of Israeli based high-tech companies. Prior to his affiliation with Chosen, in 1995 he founded and managed Ephod Israel Management Group, which was also engaged in high-tech financing activities.

      Ramdas Rao has been the Company's Chief Network Architect since September 2000. From March 2000 until the time immediately preceding his joining the Company, Mr. Rao was the was the Chief Information Officer at Mullen, one of the larger advertising agencies in North America. From November 1995 through February 2000, he was the President and Co-Founder of Gaialinks Inc., a company engaged in the development of network management software tools and providing network analysis and consulting services for large heterogeneous, multi-vendor, multi-protocol networks and systems. From January 1990 through November 1995, he was affiliated with Boston University where he was Associate Director (from January 1995 through November 1995) and a Network System Manager (from July 1990 through December 1994). Mr. Rao received a B.S. degree in Computer Engineering (cum laude) from Boston University College of Engineering in 1988.

      Michael Widland joined the Board of the Company in November 2000. Mr. Widland practices law in Stamford, Connecticut, with the offices of Shipman & Goodwin LLP. Mr. Widland's areas of expertise include commercial and corporate transactions, including financing. Mr. Goodwin has been actively practicing law since 1965. He is a former Connecticut Chairman of the Public Contract Section and Business Law Section of the American Bar Association and a member of the Association of Commercial Finance Attorneys.

      Martin B Hoffman joined the Board of the Company in November 2000. Mr. Hoffman serves as President and Director of Hoffman Apparel International Corp, a private licensing company and also serves as President and Director of The Chardon Corporation, a private company that acts as the General Partner of a company active in real estate. He has also served as a member of the Presidential Advisory Committee on the Arts at the John F. Kennedy Center in Washington DC and as a member of the State Advisory Board of the Department of Welfare of the Commonwealth of Massachusetts.

      There are no family relationships between any of the above executive officers or directors, and there is no arrangement or understanding between any of the above executive officers or directors and any other person pursuant to which the officer or director was elected to hold office.

      The Company's Board of directors is currently comprised of four Directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of a successor. Directors currently do not receive cash compensation for serving on the Board of Directors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the Company's fiscal years ended December 31, 2000, 1999 and 1998 by the Company's former Chief Executive Officer and other "named executive officers," as defined under the rules and regulations of the Securities Act of 1933, as amended (the "Securities Act").

                           SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by the Company's Chief Executive Officer and to all other executive officers serving as such at the end of 2000 whose salary and bonus exceeded $100,000 for the year ended December 31, 2000 or who, as of December 31, 2000, was being paid a salary at a rate of $100,000 per year.

                                      Annual Compensation                               Long-Term Compensation
                            ------------------------------------------       -------------------------------------------------
                                                                                    Awards                    Payouts
                                                                             ------------------        -----------------------
                                                                                     Restricted
                                                                                     Securities                         All
Name and                                                 Other Annual        Stock   Underlying        Securities      Other
Principal Position                  Salary    Bonus      Compensation        Awards   Options             LTIP          Comp-
                            Year     ($)       ($)           ($)              ($)       (#)            Pay-outs($)    ensation
                            ----     ---       ---           ---              ---       ---            -----------    --------

Mark Isaacson               2000  $171,667  $162,000(1)  $  8,907(2)           --    2,350,000(4)           --            --
Chairman and Chief          1999        --        --           --              --           --              --            --
Executive Officer (3)       1998        --        --           --              --           --              --            --

John Joyce                  2000  $ 36,284  $  5,000     $  1,500(2)                   415,000(6)           --            --
Chief Operating             1999        --        --           --              --           --              --            --
Officer (5)                 1998        --        --           --              --           --              --            --

Wilfred Kopelowitz          2000  $ 39,375        --     $  2,100(2)           --      405,000(8)           --            --
Chief Financial             1999        --        --           --              --           --              --            --
Officer (7)                 1998        --        --           --              --           --              --            --

Ramdas Rao                  2000  $ 37,916        --     $  1,400(2)           --      242,000(10)          --            --
Chief Network               1999        --        --           --              --           --              --            --
Architect (9)               1998        --        --           --              --           --              --            --

Aaron Fishman               2000        --        --           --              --    1,100,000(12)          --            --
Vice-President              1999        --        --           --              --           --              --            --
Finance (11)                1998        --        --           --              --           --              --            --

Michael Braunold            2000  $ 33,214        --     $150,000(14)          --      250,000(15)          --            --
Former Chief Executive      1999        --        --           --              --           --              --            --
Officer (13)                1998        --        --           --              --           --              --            --

Aryeh Weinberg              2000  $ 58,945        --       44,000(17)          --           --              --            --
Former Chief                1999  $ 65,666        --           --              --       51,000              --            --
Financial Officer (16)      1998  $ 52,484        --           --              --           --              --            --

(1) Represents a bonus granted with respect to 2000.

(2) Includes contributions to health coverage plan, automobile allowance and automobile expenses.

(3) Mr. Isaacson's employment with the Company commenced in April 2000 and he assumed the position of Chief Executive Officer in September 2000.

(4) Represents shares of the Company's common stock issuable upon exercise of options, of which options for 1,350,000 are fully vested and options for the remaining 1,000,000 shares are to vest in two equal installments of 500,000 in September of each of 2001 and 2002, in each case at a per share exercise price of $1.00.

(5) Mr. Joyce's employment with the Company commenced in November 2000.

(6) Represents shares of the Company's common stock issuable upon exercise of options issued under our 2000 Equity Plan, of which options for 250,000 shares vest in two equal installments of 125,000 in November of each of 2001 and 2002, at an exercise price per share of $1.00, and options for the remaining 165,000 shares vest in two equal installments of 82,500 in November of each of 2003 and 2004, at an exercise price per share of $2.50. See "Employment Agreements".

(7) Mr. Kopelowitz's employment with the Company commenced in September 2000.

(8) Represents shares of the Company's common stock issuable upon exercise of options issued under Ambient's 2000 Equity Plan, of which options for 90,000 shares are fully vested and exercisable at a price per share of $1.00 and options for 75,000 shares vest in September of each of 2001 and 2002, at an exercise price per share of $2.00. The options for the remaining 165,000 vest in two installments in September of each of 2003 and 2004, in each case at an exercise price per share of $2.50. See "Employment Agreements".

(9) Mr. Rao's employment with the Company commenced in September 2000.

(10) Represents shares of the Company's common stock issuable upon exercise of options issued under Ambient's 2000 Equity Plan, exercisable at a per share exercise price of $2.50, as follows: 55,000 in each of September 2001 and 2002 and 66,000 in each of September 2003 and 2004. See "Employment Agreements".

(11) Mr. Fischman's employment with the Company commenced as of December 2000.

(12) Represents shares of the Company's common stock issuable upon exercise of options, exercisable at a per share exercise price of $1.00, and vesting as follows: 366,666 in each of December 2001 and 2002 and 366,668 in December 2003. Does not include 250,000 shares of the Company's common stock which Mr. Fischman holds jointly with his spouse.

(13) Mr. Braunold served as Ambient's Chief Executive Officer and Chairman of the Board from March 2000 and resigned from employment with the Company and his directorship in September 2000.

(14) Represents amount paid to Mr. Braunold in connection with his resignation from our company. See "Certain Relationships and Related Transactions".

(15) Represents shares of the Company's common stock issuable upon exercise of warrants issued to Mr. Braunold in connection with his resignation from the Company. See "Certain Relationships and Related Transactions".

(16) Mr. Weinberg acted as Ambient's Chief Executive Officer From September 1999 to March 2000. Mr. Weinberg resigned from his positions as Chief Financial Officer and from his directorship in September 2000.

(17) Represents an amount claimed by Mr. Weinberg. See "Certain Relationships and Related Transactions".

                             OPTIONS GRANTED IN 2000

      The following table sets forth certain information concerning options granted during 2000 to the executive officers named in the Summary Compensation
Table:

                       Number of             Percentage of
                       Securities            Total Options      Exercise
                       Underlying            Granted to         Price          Expiration
Name                   Options Granted (#)   Employees in 2000  ($/Share)         Date
----                   -------------------   -----------------  ---------         ----
Mark S. Isaacson            2,350,000                             $1              2010
John Joyce                  250,000                               $1              2010
John Joyce                  165,000                               $2.50           2010
Wilfred Kopelowitz          90,000                                $1              2010
Wilfred Kopelowitz          150,000                               $2              2010
Wilfred Kopelowitz          65,000                                $2.50           2010
Ramdas Rao                  242,000                               $2.50           2010
Aaron Fischman              1,100,000                             $1              2010
Michael Braunold (1)        250,000                               $0.01           2010

(1) Mr. Braunold resigned from employment with the Company in September 2000.

AGGREGATED OPTION EXERCISES IN 2000 AND 2000 YEAR END OPTION VALUES

                                                                   Number of Securities
                                                  -------------------------------------------------------
                                                       Underlying
                                                       Unexercised              Value of Unexercised
                     Number of                          Options at              in-the-Money Options
                     Shares                         December 31, 2000(#)        at December 31, 2000($)
                     Acquired on    Value         -------------------------  ----------------------------
Name                 Exercise (#)  Realized ($)   Exercisable/Unexercisable  Exercisable(1)/Unexercisable
----                 ------------  ------------   -------------------------  ----------------------------
Mark S. Isaacson        --           --           1,350,000     1,000,000         1,602,450   1,187,000
John Joyce              --           --                  --       415,000                --     296,750
Wilfred Kopelowitz      --           --              90,000       315,000           106,830      28,050
Ramdas Rao              --           --                  --       242,000                --          --
Aaron Fischman          --           --                  --     1,100,000                --   1,305,701
Michael Braunold        --           --             250,000            --           544,250          --
Aryeh Weinberg          --           --              51,000            --           154,567          --

(1) Based on the difference between the exercise price of such options and the closing price of the common stock on December 31, 2000 ($2.187), as reported on the OTC Electronic Bulletin Board.

Stock Option Plans

      The Company's current policy is that all full time employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution and level of performance shown during the year. Stock options are intended to improve loyalty to the Company and help make each employee aware of the importance of our business success.

2000 Equity Incentive Plan

      In July 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and in November 2000 the stockholders approved such plan. The 2000 Incentive Plan is administered by the Board of Directors or, at its discretion, by a committee. Persons eligible to participate in the 2000 Incentive Plan include all of the Company's key employees and consultants, as well as those of its subsidiaries, as determined by the Committee, and the Company's directors. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments either as a separate award or as a supplement to a stock-based award, including cash payments for the income and employment taxes imposed on a participant in respect of any award. The 2000 Incentive Plan is of indefinite duration; continuing until all shares reserved therefore have been issued and performance units have been granted or until terminated by the Board. A total of 5,000,000 shares of common stock have been reserved for issuance under the 2000 Incentive Plan.

      Options under the 2000 Incentive Plan may be incentive stock options and nonqualified stock options. The 2000 Incentive Plan also provides for the grant of stock appreciation rights entitling the participant to receive the excess of the fair market value of a share of the Company's common stock on the date of exercise over the grant price of the stock appreciation right. The exercise price per share of common stock subject to an option and the grant price of an stock appreciation right are determined by the Board of Directors or a committee, provided that the exercise price of an incentive stock option or stock appreciation right may not be less than the fair market value (110% of the fair market value in the case of an incentive stock option granted to a 10% shareholder) of the common stock on the date of grant. However, the 2000 Incentive Plan also provides for the grant of an option, a stock appreciation right or other award allowing the purchase of common stock at an exercise price or grant price less than fair market value when it is granted in substitution for some other award or retroactively in tandem with an outstanding award. In those cases, the exercise or grant price may be the fair market value at that date, at the date of the earlier award or at that date reduced by the fair market value of the award required to be surrendered as a condition to the receipt of the substitute award. Options or stock appreciation rights may not be exercised more than 10 years after grant (five years if the grant is to an employee who owns more than 10% of our outstanding common stock). The 2000 Incentive Plan also provides for the grant of restricted stock. Restricted stock is an award of shares of common stock which may not be disposed of by participants and which may be forfeited in the event of certain terminations of employment or certain other events prior to the end of a restriction period established under the grant. Such an award entitles the participant to all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends thereon, unless otherwise determined at the time of grant. The number of shares of the Company's common stock reserved for issuance, the number of options outstanding are subject to an adjustment in the case of certain transaction such as mergers, recapitalizations, stock splits or stock dividends.

      Under the 2000 Incentive Plan, an award may also be denominated or payable in, or valued in whole or in part by reference to the value of, the Company's common stock. The terms and conditions of such awards, including consideration to be paid to exercise awards in the nature of purchase rights, the period during which awards will be outstanding and forfeiture conditions and restrictions on awards, are determined at the time of grant. In addition, the Board of Directors or a committee is authorized to grant shares as a bonus, free of restrictions, or to grant shares or other awards in lieu of the Company's obligations to pay cash or deliver other property under other plans or compensatory arrangements, subject to such terms as the Committee may specify. Grants may also consist of the right to receive cash payments, whether as a separate award or as a supplement to any stock-based awards. A grant under the 2000 Incentive Plan may also be comprised of a performance unit, which is a right to receive a payment in cash equal to the increase in the Company's book value if specified performance goals during a specified time period are met.

      In the event of a change of control, awards granted under the 2000 Incentive Plan that are outstanding and not yet vested or exercisable or which are subject to restrictions, may, at the discretion of the Board, become immediately 100% vested in each participant or will be free of any restrictions, and will be exercisable for the remaining duration of the award. All awards that are exercisable as of the effective date of the change of control will remain exercisable for the remaining duration of the award.

      As of March 1, 2001, 1,539,000 options to purchase shares of common stock were outstanding under the 2000 Plan, leaving a balance of 3,461,000 shares of the Company's common stock available for issuance.

1998 Incentive Stock Option Plan

      The Company adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan") in July 1998. The 1998 Option Plan provides for the grant of options to purchase shares of common stock to eligible employees, officers, directors, consultants and service providers of the Company. A total of 250,000 shares of the Company's common stock has been reserved for issuance under the 1998 Option Plan and as of March 1, 2001, 210,000 options to purchase shares of common stock were outstanding under the 1998 Option Plan. Upon the approval in November 2000 by the Company's stockholders of the 2000 Incentive Plan, the 1998 Option Plan was discontinued.

      The 1998 Option Plan was administered by the Board of Directors. The Board has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan may be non-qualified stock options or Incentive Stock Options (an option which is intended to meet the requirements of Section 422 of the Internal Revenue Code) but in any case the exercise price of options granted may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock.) Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Stock Option to any employee who owns more than 10% of the outstanding common stock). The Board may, in its discretion and subject to the terms of the 1998 Option Plan (i) accelerate the date or dates on which all or any particular option or options granted under the 1998 Option Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1998 Option Plan may be exercised, provided, that no such extension will be permitted if it would cause the 1998 Option Plan, or any option granted thereunder, to fail to comply with Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, or if it would cause any incentive stock option granted under the 1998 Option Plan to fail to qualify as an incentive stock option. Except as described below or as otherwise determined by the Board at the date of the grant of the option, and subject to the provisions of the 1998 Option Plan, an optionee may exercise an option at any time within three months (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with the Company (one year if such termination was due to the death or Disability (as defined) of the optionee) but in no event later than the expiration date of the Option. Except as otherwise determined by the Board at the date of the grant of an Option, if the termination of the optionee's employment or other relationship is for cause, the Option will expire immediately upon such termination. Options granted under the 1998 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1998 Option Plan, shares subject to unexercised canceled or terminated options are reserved for subsequently granted options. The number of shares of the

Company's common stock reserved for issuance under the 1998 Option Plan, the number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

Employment Agreements

      Mark Isaacson has been the Company's Chief Executive Officer and a director since September 2000 and affiliated with the Company since April 2000. Mr. Isaacson entered into a 5 year employment agreement with the Company as of September 1, 2000 pursuant to which he receives an annual salary of $275,000. The Company issued in September 2000 to Mr. Isaacson fully vested options for an aggregate of 1,350,000 shares of its common stock, at an exercise price per share of $1.00. In December 2000, the Company issued to Mr. Isaacson options to purchase an additional 1,000,000 shares of common stock, with the option for 500,000 shares vesting in September 2001, the first anniversary of his employment with the Company, and the option for the remaining 500,000 shares vesting on the second anniversary of his employment, September 2002, all an exercise price of $1.00 per share. In connection with any future stock issuances by the Company, Mr. Isaacson is entitled to anti-dilution protection with respect to the issuance in September 2000 in an amount necessary to maintain his percentage ownership of the outstanding shares of the Company's stock on a fully diluted basis on the date of such grant had his option been exercised on the date of grant. In case of a change in control (as defined in the agreement), all such options will become exercisable at a price per share of $0.10. In case of any such change in control where Mr. Isaacson does not continue as Chief Executive Officer of Ambient on terms and conditions substantially similar to those contained in his agreement, then he is eligible to receive a one-time payment equal to, on an after tax basis, to twice his then current annual salary. Additionally, Mr. Isaacson is entitled to a bonus, payable in respect of each 12 month period commencing on September 1, 2000 in stock or cash, at the Board's option, equal to 2% of the increase in market capitalization for such 12 month period, based on the excess of the average closing bid of a share of the Company's common stock during the last 90 days of such 12 month period times the then outstanding shares of common stock over the greater of (i) $105,000,000 or
(ii) the highest previous 90 day average against which a bonus was paid under this plan. Mr. Isaacson is entitled to resign at any time on 30 days notice. If Mr. Isaacson's employment is not renewed by the Company or is terminated by the Company for any reason other than his death or disability or cause (as defined in the agreement) or Mr. Isaacson elects to terminate the agreement upon certain pre-designated conditions, then the Company's obligations to Mr. Isaacson, including salary payment and option issuances, continue in full force. Mr. Isaacson has agreed to certain customary confidentiality and non-compete provisions continuing for one year following the termination of his employment, except that upon Mr. Isaacson's resignation upon certain pre-designated conditions, the non-compete provision do not apply.

      Mr. John Joyce entered into an employment agreement with the Company effective as of October 2000, pursuant to which he is employed as the Company's Chief Operating Officer. Mr. Joyce is paid an annual salary of $190,000. Upon the first anniversary of his employment, Mr. Joyce may qualify for an annual bonus of up to $36,000 (as defined in the agreement). The Company issued to Mr. Joyce 250,000 options, 125,000 of which will be vested on the first anniversary of his employment and 125,000 options are scheduled to vest on the second anniversary of his employment, in each case exercisable at an exercise price per share of $1.00, subject to his continuing employment with the Company. Additionally, Mr. Joyce was issued in December 2000 options for an additional 165,000 shares of the Company's Common Stock at $2.50 per share, half of which vest in November 2003, on the third anniversary of his employment with us, and the remaining 82,500 in November 2004, on the fourth anniversary of his employment with the Company. The employment agreement is for a period of 2 years and is to renew automatically unless either party gives the other 2 months notice prior to scheduled expiration of its election to not renew. Mr. Joyce has agreed to certain customary confidentiality and non-compete provisions.

      Wilfred Kopelowitz entered into an employment agreement with the Company in September 2000 pursuant to which he is employed as its Chief Financial Officer. Mr. Kopelowitz is paid an annual salary of $135,000 (which salary is scheduled to be increased to $155,000 upon the first anniversary of employment) and, the Company issued to him 240,000 options, 90,000 of which will be fully vested upon issuance and will be exercisable at an exercise price per share of $1.00, 75,000 options scheduled to vest in September 2001 and the remaining 75,000 options in September 2002, in each case exercisable at an exercise price per share of $2.00, subject to his continuing employment with the Company. In December 2000, the Company issued to Mr. Kopelowitz options for an additional 165,000 shares at an exercise price of $2.50 per share, half of which vest in September 2003, on the third anniversary of his employment with the Company, and the remaining 82,500 in September 2004, on the fourth anniversary of his employment with the Company. In case of any future stock issuances by Ambient, Mr. Kopelowitz is entitled to anti-dilution protection with respect to the initial grant of options for 240,000 shares in an amount necessary to maintain his percentage ownership of the Company's outstanding shares of common stock on a fully diluted basis on the date of such grant had such option been exercised on the date of grant. In case of a change in control (as defined in the agreement), all options will immediately vest at a per share exercise price of $0.10. The employment agreement is for 2 years and is to renew automatically unless either party gives the other notice 3 months prior to scheduled expiration of its election to not renew. Mr. Kopelowitz has agreed to certain customary confidentiality and non-compete provisions.

      The Company entered into an employment agreement with Ramdas Rao effective as of September 2000 pursuant to which he is employed as the Company's Chief Network Architect. Mr. Rao is paid an annual salary of approximately $130,000 and the Company issued to him options for 242,000 shares, exercisable at an exercise price per share of $2.50, to vest as follows: 55,000 in each of September 2001 and 2002 and 66,000 in each in each of September 2003 and 2004, subject to his continuing employment with the Company. The employment agreement is for a period of two years and is to renew automatically unless either party gives 2 months notice to the other prior to the scheduled expiration date of its election to not renew. Mr. Rao has agreed to certain customary confidentiality and non-compete provisions.

      The Company entered into an employment agreement with Aaron Fischman as of December 2000, pursuant to which Mr. Fischman is employed as Vice President of Strategic Development. He received options to purchase 1,100,000 shares of the Company's common stock, with the options for 366,666 shares vesting in December of each of 2001 and 2002 and the option for the remaining 366,668 vesting in December 2003, in each case at an exercise price per share of $1.00. In the event of a triggering event such as sale by the Company of its assets or change of control (as defined in the agreement) all of the options will immediately vest and become exercisable, at a per share price of $0.10. The employment agreement is for a period of three years. Mr. Fischman is entitled to resign at any time on 30 days notice.

Key Employee

      The Company entered into an employment agreement with Yehuda Cern effective as of, November 2000, pursuant to which Mr. Cern is employed as the Chief Engineer of the Company He receives a salary of $150,000 per annum and will receive bonuses of $150,000 on February 1, 2001 and $50,000 on February 1, 2002. The employment agreement is for a term of 2 years and will renew automatically for additional one year terms unless terminated by either party upon three months prior written notice. Dr. Cern has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company or soliciting employees of the Company following the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 16, 2001, certain information with respect to the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group:

                                                         Shares of common stock             Percent of
Name and Address of Beneficial Owner                     Beneficially Owned                 Class (1)
Dimensional Partners, Ltd. (2)                                 2,000,000                      8.78%

JDS Capital Management, Inc. (3)                               2,000,000                      8.78%

Dimensional Partners, L.P. (4)                                 2,000,000                      8.78%

JDS Asset Management, LLC (5)                                  2,000,000                      8.78%

Joseph D. Samberg (6)                                          2,000,000                      8.78%

Seneca Capital International Ltd. (7)                          2,250,000                      9.82%

Seneca Capital LP (8)                                          2,250,000                      9.82%

Pequot Capital Management, Inc. (9)                            2,000,000                      8.78%

Oscar Capital Management, LLC. (10)                            1,560,000                      6.92%

Andrew K. Boszhardt, Jr. (11)                                  1,592,000                      7.05%

Mark S. Isaacson (12)                                          1,350,000(13)                  5.84%

Wilfred Kopelowitz (12)                                          100,000(14)                     *

Aaron Fischman (12)                                              250,000(15)                  1.17%

Martin Hoffman (12)                                                2,000(16)                     *

Michael Widland (12)                                                   0(17)                     *

Directors and executive officers as a group
 (5 persons)                                                   1,702,000(18)                  7.33%

* Less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 16, 2001 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 16, 2001, have been so exercised.

(2) Includes (i) 720,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days from March 16, 2001 (the "Dimensional II Warrants"), and (ii)280,000 shares of common stock held in the name of Dimensional Partners, L.P.

("Dimensional I"), an affiliate of Dimensional Partners, Ltd. ("Dimensional II"), and 280,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days from March 16, 2001 (the "Dimensional I Warrants") held by Dimensional I, over which Dimensional II has shared voting and dispositive power and as to which Dimensional II disclaims beneficial ownership. The business address of Dimensional II is Corporate Center, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands.

(3) Includes (i) 280,000 shares of common stock held in the name of Dimensional I and 280,000 shares of common stock issuable upon exercise of the Dimensional I Warrants, and (ii) 720,000 shares of common stock held in the name of Dimensional II and 720,000 shares issuable upon exercise of the Dimensional II Warrants, over which JDS Capital Management, Inc. ("JDSCM") has shared voting and dispositive power and as to which JDSCM disclaims beneficial ownership. JDSCM is the investment manager and subadvisor of Dimensional II. The business address of JDSCM is 780 Third Avenue, 45th Floor, New York, New York 10017.

(4) Includes (i) 280,000 shares of common stock issuable upon exercise of the Dimensional I Warrants, and (ii) 720,000 shares of common stock held in the name of Dimensional II (an affiliate of Dimensional I) and 720,000 shares of common stock issuable upon exercise of the Dimensional II Warrants, over which Dimensional I has shared voting and dispositive power and as to which Dimensional I disclaims beneficial ownership. The business address of Dimensional I is 780 Third Avenue, 45th Floor, New York, New York 10017.

(5) Includes (i) 280,000 shares of common stock held in the name of Dimensional I and 280,000 shares of common stock issuable upon exercise of the Dimensional I Warrants, and (ii) 720,000 shares of common stock held in the name of Dimensional II and 720,000 shares issuable upon exercise of the Dimensional II Warrants, over which JDS Asset Management, LLC ("JDSAM") has shared voting and dispositive power and as to which JDSAM disclaims beneficial ownership. JDSAM is the general partner of Dimensional I. The business address of JDSAM is 780 Third Avenue, 45th Floor, New York, New York 10017.

(6) Includes (i) 280,000 shares of common stock held in the name Dimensional I and 280,000 shares of common stock issuable upon exercise of the Dimensional I Warrants, and (ii) 720,000 shares of common stock held by Dimensional II and 720,000 shares of common stock issuable upon exercise of the Dimensional II Warrants, over which Joseph D. Samberg ("Samberg") has shared voting and dispositive power and as to which Samberg disclaims beneficial ownership. Samberg is the managing member of JDSAM and the president of JDSCM. The business address of Samberg is 780 Third Avenue, 45th Floor, New York, New York 10017.

(7) Includes (i) 728,500 shares of common stock, issuable upon exercise of warrants exercisable within 60 days from March 5, 2001 (the "Seneca Ltd. Warrants") and (ii) 396,500 shares of common stock held in the name of Seneca Capital L.P. ( "Seneca LP"), an affiliate of Seneca Capital International Ltd. ("Seneca Ltd."), and 396,500 shares of common stock issuable upon exercise of warrants exercisable within 60 days from March 16, 2001 (the "Seneca LP Warrants") held by Seneca LP, over which Seneca Ltd. has shared voting and dispositive power and as to which Seneca Ltd. disclaims beneficial ownership. The business address of Seneca Ltd. is 527 Madison Avenue, New York, New York 10022.

(8) Includes (i) 396,500 shares of common stock issuable upon exercise of the Seneca LP Warrants and (ii) 728,500 shares of common stock held in the name of Seneca Ltd., an affiliate of Seneca LP, and 728,500 shares of common stock issuable upon exercise of the Seneca Ltd. Warrants, over which Seneca LP has shared voting and dispositive power and as to which Seneca LP disclaims beneficial ownership. The business address of Seneca LP is 527 Madison Avenue, New York, New York 10022.

(9) Includes 1,000,000 shares of common stock held in the name of Pequot Scout Fund, LP ("Pequot Scout"), issuable and an additional 1,000,000 shares issuable upon exercise of warrants exercisable within 60 days from March 16, 2001 (the "Pequot Warrants") by Pequot Scout. Pequot Capital Management, Inc., a Delaware corporation ("Pequot Capital"), is the investment advisor of Pequot Scout and has sole dispositive and voting power over the shares held in the name of Pequot Scout and the Pequot Warrants and may be deemed to be a beneficial owner of these shares and warrants. The business address of Pequot Scout and Pequot Capital is 500 Nyala Farm Road, Westport, Connecticut 06880.

(10) Oscar Capital Management, LLC ("Oscar Capital") is the general partner of each of Oscar Investment Fund LP (" Oscar Investment Fund") and Oscar Opportunistic Fund II, LP ("Oscar Opportunistic Fund II") and acts as investment advisor to Oscar Fund (Cayman) Limited ("Oscar Cayman") and Oscar Opportunistic Offshore Fund Limited ("Oscar Opportunistic Offshore Fund"). Mr. Andrew Bozhardt is the Chief Investment Officer of Oscar Capital and has sole voting and dispositive power over the shares of common stock and warrants held by Oscar Capital, Oscar Investment Fund, Oscar Cayman,, Oscar Opportunistic Offshore Fund and Oscar Opportunistic Fund II and may be deemed to be a beneficial owner of these shares and warrants.

Oscar Capital beneficially owns an aggregate of 1,560,000 shares of common stock, of which 780,000 of these shares are in the form of currently exercisable warrants. Theses shares, which equal 6.8% of the outstanding common stock, includes (i) 360,000 shares of common stock held in the name of Oscar Investment Fund, 360,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days from March 16, 2001 (the "Oscar Investment Fund Warrants"), (ii) 120,000 shares of common stock held in the name of Oscar Cayman, and 120,000 shares of common stock issuable within 60 days from March 16, 2001 upon exercise of warrants ("Oscar Cayman Warrants") held in the name of Oscar Cayman, (iii) 200,000 shares of common stock held in the name of Oscar Opportunistic Offshore Fund, and 200,000 shares of common stock issuable within 60 days from March 16, 2001 upon exercise of warrants ("Oscar Opportunistic Offshore Fund Warrants") held in the name of Oscar Opportunistic Offshore Fund and (iv) 100,000 shares of common stock held in the name of Oscar Opportunistic Fund II, and 100,000 shares of common stock issuable within 60 days from March 16, 2001 upon exercise of warrants ("Oscar Opportunistic II Fund Warrants") held in the name of Oscar Opportunistic II Fund. The business address of Oscar Capital is 900 Third Avenue, 2nd Floor, New York, NY 10022.

(11) Mr. Andrew K. Boszhardt has sole voting and dispositvie power with respect to 16,000 shares of common stock held in the name of Andrew K. Boszhardt. and 16,000 shares of common stock issuable within 60 days from March 16, 2001 upon exercise of warrants. Therefore Mr. Boszhardt beneficially owns an aggregate of 1,596,000 shares, 796 of these shares are in the form of currently exercisable warrants.

(12) The business address of such beneficial owner is 1033 Beacon Street, Brookline, Massachusetts 02446.

(13) Represents shares issuable upon exercise of an option to purchase such number of shares.

(14) Includes an option to purchase up to 90,000 of shares issued under the 2000 Equity Incentive Plan.

(15) Represents shares of the Company's common stock held jointly by Aaron Fischman and his spouse.

(16) Represents shares purchased prior to joining the Company. Does not include options to purchase 10,000 shares of the Company's Common Stock, of which the option for 5,000 shares vests in each of December 2001 and 2002, at a per share exercise price of $1.

(17) The Company issued to Mr. Widland options to purchase 10,000 shares of Common Stock, of which the option for 5,000 shares vests in each of September 2001 and 2002, at a per share exercise price of $1.

(18) See footnotes 13, 14, 15, 16 and 17.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to his employment agreement as the Company's Chief Executive Officer, the Company issued to Mark Isaacson an option to purchase up to 1,350,000 shares of the Company's common stock, at an exercise price per share of $1. Subsequently, in December 2000, the Company issued to Mr. Isaacson options to purchase an additional 1,000,000 shares of its common stock with the option for 500,000 shares scheduled to vest on the first anniversary of his employment in September 2001 and the option for the remaining 500,000 shares on the second anniversary of employment in September 2002, each at an exercise price of $1.00. Upon the occurrence of a change in control (as defined in the agreement), these options are immediately exercisable at a per share price of $0.10. With respect to the initial grant of stock options, Mr. Isaacson was granted anti-dilution protection with respect to any future stock issuances by us to a third party in an amount necessary to maintain his percentage ownership of the outstanding shares of the Company's stock on a fully diluted basis on the date of grant had his option been exercised on the date of grant.

      In September 2000 the Company loaned to Mr. Isaacson, its Chief Executive Officer and Chairman of the Board, approximately $90,000. The principal and accrued interest are payable over 5 years. Subsequent to the making of the loan, the Company agreed to forgive, as of December 31 of each year, the principal and accrued interest then due for such year. The Company also agreed that if Mr. Isaacson's employment were to terminate for any reason whatsoever, then the entire principal and accrued interest then owing will be forgiven.

      In November 2000, the Company granted to Mr. Isaacson a bonus of 162,000.

      The Company issued to its Chief Operating Officer, John Joyce, in connection with his employment agreement, from the Company's 2000 Equity Incentive Plan an option for 250,000 shares of its common stock, 125,000 of which are scheduled to vest in November 2001 and the remaining 125,000 in November 2002, each at an exercise price of $1. In December 2000 the Company issued to Mr. Joyce from its 2000 Equity Incentive Plan options for an additional 165,000 shares, with the option for 82,500 scheduled to vest on the third anniversary of his employment in November 2003 and the remaining 82,500 on the fourth anniversary of his employment in November 2004, in each case at an exercise price of $2.50 per share.

      The Company issued to its Chief Financial Officer, Wilfred Kopelowitz, in connection with his employment agreement, 240,000 options to purchase shares of the Company's common stock, 90,000 of which were fully vested upon issuance at an exercise price per share of $1, 75,000 options scheduled to vest in September 2001 and the remaining in September 2002, in each case at an exercise price per share of $2. In December 2000, the Company issued to Mr. Kopelowitz an option for an additional 165,000 shares, with the option for 82,500 shares scheduled to vest on the third anniversary of employment in September 2003 and option for the remaining 82,500 shares on the fourth anniversary of employment in September 2004, in each case at an exercise price of $2.50 per share Upon the occurrence of a "change in control" (as defined in the agreement), these options are immediately exercisable at a per share price of $0.10. With respect to the initial grant of stock options, Mr. Kopelowitz was granted anti-dilution protection with respect to any future stock issuances by the Company to a third party in an amount necessary to maintain his percentage ownership of the outstanding shares of the Company's stock on a fully diluted basis on the date of grant had his option been exercised on the date of grant.

      The Company issued to Ramdas Rao, its Chief Network Architect, options for 240,000 shares of its common stock, which are scheduled to vest as follows:
55,000 in each of September 2001 and 2002 and 66,000 in each of September 2003 and 2004, in each case at an exercise price per share of $2.50.

      Ambient issued to Aaron Fischman, the Company's Vice-President, Strategic Development, options to purchase 1,100,000 shares of its common stock with the option for 500,000 shares vesting in December 2001 and the option for the remaining 500,000 shares vesting in December 2001, all an exercise price of $1.00 per share. In the event of a triggering event such as sale by the Company of its assets or change of control (as defined in the agreement) all of the options will immediately vest and become exercisable. In addition, Mr. Fischman, jointly with his spouse, holds 250,000 shares of the Company's common stock issued in April 2000 pursuant to a consulting agreement with Ambient.

      In consideration of the transfer to the Company of his 9.9% shareholdings in PLT Solutions Inc. to the Company, the Company issued in January 2001 to Dr. Yehuda Cern, a key employee of the Company, 400,000 shares of Ambient's common stock, which shares are subject to certain lockups and other restrictions.

      In July 2000 the Company privately placed an aggregate of 1,000,000 shares of the Company's common stock with Dimensional Partners, Ltd. and Dimensional Partners, L.P. In connection with the placement of these shares, the Company also issued to these entities warrants to purchase, in the aggregate, 1,000,000 shares of its convertible preferred stock at an exercise price per share of $3.50. In August 2000, the Company privately placed an aggregate of 1,125,000 shares of our convertible preferred stock with Seneca Capital International Ltd. and Seneca Capital LP. In connection with the placement of these shares, it also issued to these entities warrants to purchase, in the aggregate, 1,125,000 shares of the Company's convertible preferred stock at an exercise price per share of $3.50. In November 2000, the shares of convertible preferred stock issued and issuable were converted, on a 1:1 basis, into shares of the Company's common stock.

      In August-September 2000, the Company privately placed to certain unaffiliated private accredited investors approximately $8,345,500 in aggregate principal amount of convertible 10% debentures, which debentures in November 2000 were automatically converted into 3,711,711 shares of the Company's common stock, at a conversion price per share ranging from $2.00 to $3.50. Additionally, pursuant to the agreement Ambient issued four-year warrants to purchase up to 3,711,711 shares of its common stock, at per share exercise prices ranging from $3.50 to $8.00. Of the shares issued upon conversion of these debentures, Pequot Scout Fund, LP was issued 1,000,000 shares of Common Stock, as well as warrants to purchase an additional 1,000,000 shares of Common Stock at an exercise price per share of $3.50. A group of investors controlled by Oscar Capital, LLC and Andrew K. Boszhardt, Jr., was issued 800,000 shares of the Company's common stock as well as warrants to purchase an additional 800,000 shares of the Company's common stock at a per share exercise price of $4.50.

      In connection with Mr. Braunold's resignation in September 2000 from the position of our Chief Executive Officer, the Company paid to him a one-lump sum amount of $150,000 and issued a warrant to purchase up to 250,000 shares of the Company's common stock, at an exercise price per share of $0.01, such warrant exercisable through November, 2000. Additionally, Mr. Braunold was irrevocably designated as Ambient's designee on the Board of Directors of 49% owned subsidiary Kliks.com.

      In connection with Mr. Braunold's resignation in September 2000 from the position of Ambient's Chief Executive Officer, the Company paid to him a one-lump sum amount of $150,000 and issued a 3 year warrant to purchase up to 250,000 shares of its common stock, at an exercise price per share of $0.01. Additionally, Mr. Braunold was irrevocably designated as Ambient's designee on the Board of Directors of 49% owned subsidiary Kliks.com.

      In April 2000, Mr. Weinberg, Ambient's former Chief Executive Officer, was granted an additional 30,000 options under the Company's 1998 Option Plan at a nominal exercise price per share, which options vest over 12 months. [Mr. Weinberg resigned from all positions with the Company in September 2000. In connection with such resignation, Mr. Weinberg contends that Ambient owes him approximately [$44,000] as well as the issuance of 25,000 shares of the Company's common stock, at a nominal price per share consideration and acceleration of the 30,000 options previously granted to him. The Company denies these contentions and is currently attempting to resolve this matter amicably.

      In August 2000, the Company, pursuant to our shareholders agreement with Kliks.com, advanced as a loan to Kliks $617,500. The Chief Executive Officer and a director of Kliks served, until September 4, 2000, as the Company's Vice-President. The members of the board of Kliks are Mr. Wolff and Michael Braunold.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1         Certificate of Incorporation of the Company, as amended (1)
3.2         By-Laws of the Company, as amended (1)
3.3         Memorandum of Association of Ambient Israel (1)
3.4         Articles of Association of Ambient Ltd. (1)
3.5         Certificate of Incorporation of PLT Solutions, Inc. (2)
3.6         By-Laws of PLT Solutions, Inc. (2)
3.7         Memorandum of Kliks.com Ltd. (2)
3.8         Articles of Association of Kliks.com Ltd. (2)
3.9         Memorandum of Insulated Connection Corporation, Ltd. (2)
3.10        Articles of Association of Insulated Connection Corporation, Ltd.
            (2)
4.1         Specimen Stock Certificate (1)
4.2         Form of 10% Promissory Note due January 30, 2000 (2)
4.2.1       Form of 10% Convertible Debenture due February 28, 2002 (2)
4.2.2       Form of Common Stock Purchase Warrant (2)
4.2.3 Warrant Agreement dated as of February 17, 2000 between Ambient and Inglewood Holdings Inc. (2)
4.2.4       Form of Convertible Preferred Stock Warrant (3)
4.2.5       Form of 10% Convertible Debenture due August 2001 (3)
4.2.6       Form of Common Stock Purchase Warrant (4)
4.2.7 Form of Common Stock Option Agreement between the Corporation and certain Executive Officers(4)
10.1        Form of the Company's 1998 Stock Option Plan. (1)
10.2        Form of Employment Agreement between the Company and Jacob
            Davidson(1)
10.3        Employment Agreement between Ambient Ltd. and Dr. Yehuda Cern (1)
10.4 Summary (in English) of principal terms of lease between Ambient Ltd. and Jerusalem Technological Park (1)
10.5 Employment Agreement dated March 27, 2000 between PLT Solutions, Inc. and Michael Braunold (2)
10.6 Employment Agreement dated April 10, 2000 between Ambient Corporation and Aryeh Weinberg (2)
10.7        Employment Agreement dated December 31, 1999 between Kliks.com Ltd.
            and Bernie Wolff (2)
10.8 Marketing Agreement dated as of February 25, 2000 between Ambient Corporation and Hamilton Trading Ltd. (2)

10.9 Consulting Agreement dated as of March 29, 2000 between Ambient Corporation and Cabus Ltd. (2)
10.10 Consulting Agreement dated as of March 27, 2000 between Ambient Corporation and Rivermill Ltd. (2)
10.11 Consulting Agreement dated as of February 15, 2000 between Ambient Corporation and Limekiln Ltd. (2)
10.12 Consulting Agreement dated as of February 17, 2000 between Ambient Corporation and Gershon Tokayer (2)
10.13 Consulting Agreement dated as of February 14, 2000 between Ambient Corporation and Grove Industries Ltd. (2)
10.14 Amendment Agreement dated as of March 19, 2000 between Grove Industries Ltd. and Ambient Corporation. (2)
10.15 Consulting Agreement dated as of March 27, 2000 between Lingfield Ltd. and Ambient Corporation. (2)
10.16 Consulting Agreement dated as of February 19, 2000 between Trax Investments Ltd. and Ambient Corporation. (2)
10.17 Consulting Agreement dated as of March 20, 2000 between Nina Fischman and Ambient Corporation. (2)
10.18 Shareholders Agreement dated as of December 31, 1999 between Bernie Wolff and Ambient Corporation concerning Kliks.com Ltd. (2)
10.19 Form of Securities Purchase Agreement between Ambient and certain securityholders dated as of February 15, 2000 (2)
10.20 Form of Registration Rights Agreement dated as of February 15, 2000 between Ambient and Certain Investors (2)
10.21 Amendment, dated as of June 2, 2000, to Shareholders Agreement, dated as of December 31, 1999, between Bernie Wolff and Ambient Corporation concerning Kliks.com Ltd. (3)
10.22 Form of Amendment, dated June 30, 2000, to Securities Purchase Agreement between Ambient and certain security holders dated as of February 15, 2000. (3)
10.23 Form of Subscription Agreement dated July 2000 between Ambient Corporation and certain investors. (3)
10.24 Form of Subscription Agreement dated July-August 2000 between Ambient Corporation and Certain Investors. (3)
10.25       Form of the Company's Proposed 2000 Equity Incentive Plan. (3)
10.26 Termination Agreement between Ambient Corporation and Aryeh Weinberg dated as of September 4, 2000. (3)
10.27 Agreement between Ambient Corporation and Bernie Wolff dated as of September 4, 2000. (3)
10.28 Amendment dated as of September 1, 2000 to Consulting Agreement between Ambient Corporation and Rivermill Ltd. (3)
10.29 Amendment No. 2 dated August 10, 2000 to Shareholders Agreement among Ambient Corporation, Bernie Wolff and Kliks.com Ltd. (3)
10.30 Termination Agreement between Ambient Corporation and Michael Braunold dated as of September 12, 2000. (3)
10.31 Employment Agreement between Ambient Corporation and Mark Isaacson dated as of September 18, 2000. (3)
10.32 Employment Agreement between Ambient Corporation and Wilfred Kopelowitz dated as of September 29, 2000. (3)
10.33 Employment Agreement between Ambient Corporation and Ram das Rao dated as of September 29, 2000. (3)
10.34       Employment Agreement between Ambient Corporation and John Joyce. (4)
10.35 Employment Agreement between Ambient Corporation and Aaron Fischman dated as of December 29, 2000. (4)
10.36 Consulting Agreement between Ambient Corporation and Aviz Financial, LLC dated as of December 29, 2000.(4)

10.37 Consulting Agreement between Ambient Corporation and Aviz Consulting Limited dated as of December 29, 2000.(4)
10.38       Stock Purchase Agreement between Ambient Corporation and Dr. Yehuda
            Cern.(4)
10.39 Agreement between Ambient Corporation and Cisco Systems Inc. dated as of January 3, 2001.(4) (5)
10.40 Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated as of November 20, 2000.(4)
21.1        Subsidiaries of the Company (2)
*23.2 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.

* Filed Herewith

(1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-40045, and incorporated herein by reference.

(2) Filed as an Exhibit to Ambient's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(3) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-43045, and incorporated herein by reference.

(4) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-56764, and incorporated herein by reference.

(5) The Registrant has requested confidential treatment for portions of this exhibit.

(b) Reports on Form 8-K

(i) Report on Form 8-K filed on February 2, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.


Date: March 30, 2001                        /s/ Mark S. Isaacson
                                            ------------------------------------
                                            Mark S. Isaacson,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                 Title                                   Date


/s/ Mark Isaacson         Chief Executive Officer and Director
                          (Principal Executive Officer)           March 30, 2001
Mark Issacson


/s/ John Joyce            Chief Operating Officer                 March 30, 2001

John Joyce


/s/ Wilfred Kopelowitz    Chief Financial Officer                 March 30, 2001

Wilfred Kopelowitz


/s/ Michael Widland       Director                                March 30, 2001

Michael Widland


/s/ Martin Hoffman        Director                                March 30, 2001

Martin Hoffman

                               AMBIENT CORPORATION

                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

INDEPENDENT AUDITORS' REPORT OF BRIGHTMAN ALMAGOR & CO.                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statement of Changes in Stockholders' Equity (Deficit)                   F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation ("the Company") (a development-stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company (a development-stage company) as of December 31, 2000 and 1999, and the consolidated results of operations, stockholders' equity (deficit) and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte & Touche

Tel-Aviv, Israel
March 1, 2001

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,      December 31,
                                                                            2000             1999
                                                                            ----             ----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $  7,052,929      $      8,071
     Restricted cash                                                              --            84,820
     Convertible note receivable                                             250,000                --
     Receivables and prepaid expenses                                        244,742            34,821
                                                                        ------------      ------------

               Total current assets                                        7,547,671           127,712

Long-term loan and investment                                                155,677           170,000
Investment in affiliate                                                    1,016,842                --
Property and equipment, net                                                  144,267           135,298
                                                                        ------------      ------------

               Total assets                                             $  8,864,457      $    433,010
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Short term borrowings                                              $     10,243      $    140,903
     Accounts payables                                                       201,888           212,967
     Accrued expenses and other current liabilities                          657,899           491,713
                                                                        ------------      ------------

               Total current liabilities                                     870,030           845,583
                                                                        ------------      ------------

LONG TERM LIABILITIES
     Long-term bank credit                                                        --             9,958
     Accrued severance pay                                                        --            15,334
                                                                        ------------      ------------

               Total long-term liabilities                                        --            25,292
                                                                        ------------      ------------

               Total liabilities                                             870,030           870,875
                                                                        ------------      ------------

COMMITMENTS AND CONTINGENCIES

NOTES PAYABLE                                                                     --           600,000
                                                                        ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                   --                --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 21,375,794 and 3,130,833
        issued and outstanding, respectively                                  21,376             3,131
     Additional paid-in capital                                           61,133,173         5,041,595
     Deficit accumulated during the development stage                    (48,719,414)       (6,078,528)
      Less: deferred compensation                                         (4,440,708)           (4,063)
                                                                        ------------      ------------

               Total stockholders' equity (deficit)                        7,994,427        (1,037,865)
                                                                        ------------      ------------

               Total liabilities and stockholders' equity (deficit)     $  8,864,457      $    433,010
                                                                        ============      ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Cumulative
                                                                        Year                   From Inception
                                                                        Ended                        to
                                                                     December 31,               December 31,
Expenses                                                        2000              1999              2000
                                                                ----              ----              ----
Research and Development                                    $    463,038      $    340,287      $  2,184,875
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                         --           231,767           558,195
                                                            ------------      ------------      ------------

                                                                 463,038           108,520         1,626,680
Operating, general and administrative
    expenses (excludes $14,724,328 and $96,000
    of stock based compensation in 2000
    and 1999, respectively)                                    3,391,571           588,234         6,206,145
Stock based compensation                                      14,724,328            96,000        15,785,062
                                                            ------------      ------------      ------------

Total expenses                                                18,115,899           684,234        21,991,207
                                                            ------------      ------------      ------------

Operating loss                                               (18,578,937)         (792,754)      (23,617,887)

Legal settlement                                              (1,512,500)               --        (1,512,500)
Interest expense                                                (397,921)          (66,104)         (674,628)
Noncash financing expense                                     (1,500,000)                          (1,600,000)
Beneficial conversion feature of convertible debt             (3,878,260)               --        (3,878,260)
Amortization of deferred financing costs                      (5,089,144)         (272,546)       (5,752,015)
Interest income                                                  225,267                --           225,267
Company's share in net losses of affiliate                      (335,365)               --          (335,365)
                                                            ------------      ------------      ------------

Loss before minority interest and extraordinary item         (31,066,860)       (1,131,404)      (37,145,388)

Minority interest in subsidiary loss                              25,000                 --           25,000
                                                            ------------      ------------      ------------

Loss before extraordinary item                               (31,041,860)       (1,131,404)      (37,120,388)

Extraordinary item - loss on extinguishment of debt           (9,778,167)               --        (9,778,167)
                                                            ------------      ------------      ------------

Net loss                                                     (40,820,027)       (1,131,404)     $(46,898,555)

Deemed dividends on convertible preferred stock               (1,820,859)               --        (1,820,859)
                                                            ------------      ------------      ------------

Net loss attributable to common stockholders                $(42,640,886)     $ (1,131,404)      (48,719,414)
                                                            ============      ============      ============

Basic and diluted loss per share:
         Net loss before  extraordinary item                $      (3.06)     $      (0.36)
         Extraordinary loss from extinguishment of debt            (0.91)               --
                                                            ------------      ------------

      Net loss                                              $      (3.98)     $      (0.36)
                                                            ============      ============

Weighted average number of shares outstanding                 10,725,464         3,121,479
                                                            ============      ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Convertible
                                                                                         Preferred Stock           Common Stock
                                                                                       Shares        Amount      Shares     Amount
                                                                                       ------        ------      ------     ------
Issuance of common stock to founders for nominal consideration -- July 1996                          $           2,028,833  $  2,029
Issuance of common stock to employees for services -- September 1996                                                 5,000         5
Issuance of common stock to employees for services -- October 1996                                                 195,333       195
Net loss
                                                                                       -------       --------   ----------  --------

Balance -- December 31, 1996                                                                   --          --    2,229,166     2,229

Issuance of common stock to employees for services -- March 1997                                                    20,000        20
Issuance of common stock to employees for services -- August 1997                                                   84,167        84
Stock issued in connection with private placement of notes -- September 1997                                        60,000        60
Issuance of common stock to advisor for services -- September 1997                                                   6,000         6
Stock issued in connection with private placement of notes -- October 1997                                          20,000        20
Amortization of deferred stock -- based compensation
Net loss
                                                                                       -------       --------   ----------  --------

Balance -- December 31, 1997                                                                   --          --    2,419,333     2,419

Stock issued pursuant to consulting agreement                                                                       75,000        75
Initial public offering in February 1998                                                                           525,000       525
Stock issued in connection with short--term debt financing                                                          20,000        20
Additional stock pursuant to founders agreement for nominal consideration                                           35,000        35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock -- based compensation
Net loss
                                                                                       -------       --------   ----------  --------

Balance -- December 31, 1998                                                                   --          --    3,074,333     3,074

Stock issued pursuant to consulting agreement -- January 1999                                                        4,000         4
Stock issued pursuant to consulting agreement -- February 1999                                                      15,000        15
Stock issued pursuant to consulting agreement -- February 1999                                                      22,500        23
Stock issued pursuant to consulting agreement -- April 1999                                                         15,000        15
Warrants issued pursuant to consulting agreement -- April 1999
Amortization of deferred stock -- based compensation
Net loss
                                                                                       -------       --------   ----------  --------

Balance -- December 31, 1999                                                                   --          --    3,130,833     3,131

Waiver of liability due to related party -- January 2000
Stock issued in respect of extinguishment of debt -- February 2000                                               3,490,000     3,490
Stock issued pursuant to consulting agreement -- February 2000                                                     700,000       700
Stock issued pursuant to consulting agreement -- February 2000                                                     180,000       180
Stock issued pursuant to consulting agreement -- February 2000                                                      70,000        70
Stock issued pursuant to consulting agreement -- February 2000                                                      25,000        25
Warrants issued pursuant to consulting agreement -- February 2000
Warrants issued to convertible debenture holders -- February, April and November 2000
Stock issued pursuant to consulting agreement -- February 2000                                                     589,750       590
Stock issued pursuant to consulting agreement -- February 2000                                                     300,000       300
Stock issued pursuant to consulting agreement -- March 2000                                                        250,000       250
Stock issued pursuant to consulting agreement -- March 2000                                                        100,000       100
Stock issued pursuant to consulting agreement -- March 2000                                                        346,250       346
Stock issued pursuant to consulting agreement -- March 2000                                                        200,000       200
Stock issued for services -- May 2000                                                                               67,250        67
Stock issued pursuant to settlement agreement                                                                      250,000       250
Common stock issued in private placement, net of offering costs -- July 2000                                     1,000,000     1,000
Preferred stock issued in private placement, net of offering costs -- August 2000       1,125,000       1,125
Warrants issued to convertible debenture holders -- July  through September 2000
Warrants issued in connection with private placement  -- September 2000
Stock and stock options issued pursuant to severance agreement -- September 2000                                   200,000       200
Stock issued upon conversion of debentures --  September and November 2000                                       5,000,000     5,000
Stock issued upon conversion of debentures -- November 2000                                                      3,711,711     3,712
Stock issued upon conversion of preferred stock --  November 2000                      (1,125,000)     (1,125)   1,125,000     1,125
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                                               640,000       640
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock -- based compensation
Net loss
                                                                                       -------       --------   ----------  --------

Balance -- December 31, 2000                                                                --       $     --   21,375,794  $ 21,376
                                                                                       =======       ========   ==========  ========

                                                                                              Additional
                                                                                               Paid-in            Deferred
                                                                                               Capital          Compensation
                                                                                             ------------       -------------
Issuance of common stock to founders for nominal consideration -- July 1996                  $                  $
Issuance of common stock to employees for services -- September 1996
Issuance of common stock to employees for services -- October 1996
Net loss
                                                                                             ------------       -----------

Balance -- December 31, 1996                                                                           --                --

Issuance of common stock to employees for services -- March 1997                                   50,000           (50,000)
Issuance of common stock to employees for services -- August 1997                                 336,668          (336,668)
Stock issued in connection with private placement of notes -- September 1997                      239,940
Issuance of common stock to advisor for services -- September 1997                                 23,994
Stock issued in connection with private placement of notes -- October 1997                         79,980
Amortization of deferred stock -- based compensation                                                                145,556
Net loss
                                                                                             ------------       -----------

Balance -- December 31, 1997                                                                      730,582          (241,112)

Stock issued pursuant to consulting agreement                                                     654,925          (655,000)
Initial public offering in February 1998                                                        3,432,502
Stock issued in connection with short--term debt financing                                         99,980
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units                                             21,600
Options granted pursuant to consulting agreement                                                    1,600            (1,600)
Amortization of deferred stock -- based compensation                                                                658,029
Net loss
                                                                                             ------------       -----------

Balance -- December 31, 1998                                                                    4,941,189          (239,683)

Stock issued pursuant to consulting agreement -- January 1999                                       7,996            (8,000)
Stock issued pursuant to consulting agreement -- February 1999
Stock issued pursuant to consulting agreement -- February 1999                                     69,977           (70,000)
Stock issued pursuant to consulting agreement -- April 1999                                        12,173           (12,188)
Warrants issued pursuant to consulting agreement -- April 1999                                     10,260
Amortization of deferred stock -- based compensation                                                                325,808
Net loss
                                                                                             ------------       -----------

Balance -- December 31, 1999                                                                    5,041,595            (4,063)

Waiver of liability due to related party -- January 2000                                           75,328
Stock issued in respect of extinguishment of debt -- February 2000                             10,466,510
Stock issued pursuant to consulting agreement -- February 2000                                  2,099,300        (2,100,000)
Stock issued pursuant to consulting agreement -- February 2000                                    539,820          (540,000)
Stock issued pursuant to consulting agreement -- February 2000                                    192,430          (192,500)
Stock issued pursuant to consulting agreement -- February 2000                                     68,725           (68,750)
Warrants issued pursuant to consulting agreement -- February 2000                               1,500,000        (1,500,000)
Warrants issued to convertible debenture holders -- February, April and November 2000           1,144,805
Stock issued pursuant to consulting agreement -- February 2000                                  1,768,660        (1,769,250)
Stock issued pursuant to consulting agreement -- February 2000                                  1,246,560        (1,246,860)
Stock issued pursuant to consulting agreement -- March 2000                                     1,499,750        (1,500,000)
Stock issued pursuant to consulting agreement -- March 2000                                       587,400          (587,500)
Stock issued pursuant to consulting agreement -- March 2000                                     2,033,873        (2,034,219)
Stock issued pursuant to consulting agreement -- March 2000                                     1,149,800        (1,150,000)
Stock issued for services -- May 2000                                                             130,196
Stock issued pursuant to settlement agreement                                                   1,312,250
Common stock issued in private placement, net of offering costs -- July 2000                    1,799,000
Preferred stock issued in private placement, net of offering costs -- August 2000               1,819,734
Warrants issued to convertible debenture holders -- July  through September 2000                3,447,147
Warrants issued in connection with private placement  -- September 2000                           410,495
Stock and stock options issued pursuant to severance agreement -- September 2000                1,756,042        (1,756,242)
Stock issued upon conversion of debentures --  September and November 2000                        795,680
Stock issued upon conversion of debentures -- November 2000                                     8,490,545
Stock issued upon conversion of preferred stock --  November 2000
Stock options issued to employees                                                               4,059,080        (4,059,080)
Stock options issued to consultants                                                             1,999,329        (1,999,329)
Stock options and warrants exercised
Beneficial conversion feature of debentures issued                                              3,878,260
Deemed dividend on convertible preferred stock                                                  1,820,859
Amortization of deferred stock -- based compensation                                                             16,067,085
Net loss
                                                                                             ------------       -----------

Balance -- December 31, 2000                                                                 $ 61,133,173       $(4,440,708)
                                                                                             ============       ===========

                                                                                             Deficit
                                                                                          Accumulated
                                                                                             During
                                                                                          Development
                                                                                              Stage            Total
                                                                                         ------------      ------------
Issuance of common stock to founders for nominal consideration -- July 1996              $                 $      2,029
Issuance of common stock to employees for services -- September 1996                                                  5
Issuance of common stock to employees for services -- October 1996                                                  195
Net loss                                                                                     (693,995)         (693,995)
                                                                                         ------------      ------------

Balance -- December 31, 1996                                                                 (693,995)         (691,766)

Issuance of common stock to employees for services -- March 1997                                                     20
Issuance of common stock to employees for services -- August 1997                                                    84
Stock issued in connection with private placement of notes -- September 1997                                    240,000
Issuance of common stock to advisor for services -- September 1997                                               24,000
Stock issued in connection with private placement of notes -- October 1997                                       80,000
Amortization of deferred stock -- based compensation                                                            145,556
Net loss                                                                                   (1,432,815)       (1,432,815)
                                                                                         ------------      ------------

Balance -- December 31, 1997                                                               (2,126,810)       (1,634,921)

Stock issued pursuant to consulting agreement                                                                        --
Initial public offering in February 1998                                                                      3,433,027
Stock issued in connection with short--term debt financing                                                      100,000
Additional stock pursuant to founders agreement for nominal consideration                                            35
Warrants issued pursuant to private placement of units                                                           21,600
Options granted pursuant to consulting agreement                                                                     --
Amortization of deferred stock -- based compensation                                                            658,029
Net loss                                                                                   (2,820,314)       (2,820,314)
                                                                                         ------------      ------------

Balance -- December 31, 1998                                                               (4,947,124)         (242,544)

Stock issued pursuant to consulting agreement -- January 1999                                                        --
Stock issued pursuant to consulting agreement -- February 1999                                                       15
Stock issued pursuant to consulting agreement -- February 1999                                                       --
Stock issued pursuant to consulting agreement -- April 1999                                                          --
Warrants issued pursuant to consulting agreement -- April 1999                                                   10,260
Amortization of deferred stock -- based compensation                                                            325,808
Net loss                                                                                   (1,131,404)       (1,131,404)
                                                                                         ------------      ------------

Balance -- December 31, 1999                                                               (6,078,528)       (1,037,865)

Waiver of liability due to related party -- January 2000                                                         75,328
Stock issued in respect of extinguishment of debt -- February 2000                                           10,470,000
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Warrants issued pursuant to consulting agreement -- February 2000                                                    --
Warrants issued to convertible debenture holders -- February, April and November 2000                         1,144,805
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Stock issued pursuant to consulting agreement -- February 2000                                                       --
Stock issued pursuant to consulting agreement -- March 2000                                                          --
Stock issued pursuant to consulting agreement -- March 2000                                                          --
Stock issued pursuant to consulting agreement -- March 2000                                                          --
Stock issued pursuant to consulting agreement -- March 2000                                                          --
Stock issued for services -- May 2000                                                                           130,263
Stock issued pursuant to settlement agreement                                                                 1,312,500
Common stock issued in private placement, net of offering costs -- July 2000                                  1,800,000
Preferred stock issued in private placement, net of offering costs -- August 2000                             1,820,859
Warrants issued to convertible debenture holders -- July  through September 2000                              3,447,147
Warrants issued in connection with private placement  -- September 2000                                         410,495
Stock and stock options issued pursuant to severance agreement -- September 2000                                     --
Stock issued upon conversion of debentures --  September and November 2000                                      800,680
Stock issued upon conversion of debentures -- November 2000                                                   8,494,257
Stock issued upon conversion of preferred stock --  November 2000                                                    --
Stock options issued to employees                                                                                    --
Stock options issued to consultants                                                                                  --
Stock options and warrants exercised                                                                                640
Beneficial conversion feature of debentures issued                                                            3,878,260
Deemed dividend on convertible preferred stock                                                                1,820,859
Amortization of deferred stock -- based compensation                                                         16,067,085
Net loss                                                                                  (42,640,886)      (42,640,886)
                                                                                         ------------      ------------

Balance -- December 31, 2000                                                             $(48,719,414)     $  7,994,427
                                                                                         ============      ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                Cumulative
                                                                                      Year                   From Inception
                                                                                      Ended                        to
                                                                                   December 31,               December 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2000              1999              2000
                                                                              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $(42,640,886)     $ (1,131,404)     $(48,719,414)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
      Depreciation and amortization                                            43,456            57,150           204,478
      Amortization of note discount                                         5,089,144                --         5,107,144
      Loss on sale of fixed assets                                              2,482            13,817            16,299
      Beneficial conversion feature of convertible debt                     3,878,260                --         3,878,260
      Deemed dividends on convertible preferred stock                       1,820,859                --         1,820,859
      Financing,  consulting and other expenses paid via the
               issuance of common stock and warrants                       27,313,015           350,183        29,128,940
      Increase (decrease) in net liability for severance pay                       --           (15,885)           15,141
      Accrued interest on loans and notes payable                                  --                --           210,016
      Company's share in net losses of affiliates                             335,365                --           335,365
      Minority interest in subsidiary loss                                    (25,000)                            (25,000)
      Write-down of long term investment                                       80,000           180,000           745,000
      Write-off of fixed assets                                               115,613                --           136,066
       (Increase) decrease in cash attributable to changes in assets and liabilities
           Receivables and prepaid expenses                                  (129,650)          300,355          (137,516)
           Accounts payable                                                    51,442          (124,138)           35,162
           Other current liabilities                                          413,977           316,449           717,135
                                                                         ------------      ------------      ------------

Net cash used in operating activities                                      (3,651,923)          (53,473)       (6,532,065)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Loan provided to another company                                             --                --          (835,000)
      Purchase of convertible promissory note                                (250,000)                           (250,000)
      Investment in affiliated company                                       (375,000)               --          (375,000)
      Additions to property and equipment                                    (170,526)          (12,102)         (542,345)
      Proceeds from disposal of fixed assets                                       --            42,100            42,100
      Decrease in restricted cash                                              84,820            46,439                --
                                                                         ------------      ------------      ------------

Net cash provided by (used in) in investing activities                       (710,706)           76,437        (1,960,245)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                           3,442,720                --         3,444,984
      Proceeds from issuance of notes payable                                      --                --         1,000,000
      Net proceeds from issuance of convertible debentures                  9,148,262                           9,148,262
      Repayment of notes payable                                                   --                --          (400,000)
      Proceeds of loans from shareholders, net                                     --                --           919,600
      Repayment of loans from shareholders                                         --                --          (968,000)
      Proceeds from long-term bank credit                                          --                --            95,969
      Repayment of long-term bank credit                                       (9,951)          (40,935)          (87,996)
      Increase (decrease) in short term bank credit                          (130,660)            9,904           (21,761)
      Public offering of common stock                                              --                --         3,433,027
      Repayment of short-term debt                                           (250,000)               --          (250,000)
      Proceeds from short-term debt                                           250,000                --           274,038
      Increase in long-term loans and investment                              (65,677)                            (65,677)
      Loans to affiliate                                                     (977,207)               --          (977,207)
                                                                         ------------      ------------      ------------

Net cash provided by (used in) financing activities                        11,407,487           (31,031)       15,545,239
                                                                         ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,044,858            (8,067)        7,052,929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 8,071            16,138                --
                                                                         ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $  7,052,929      $      8,071      $  7,052,929
                                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing andinvesting activities for the year ended December 31, 2000

      (a) Issuance of common stock with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167 (see Note 9).

      (b)   Waiver of liability due to related party in the amount of $75,328.

      (c) Conversion of debentures in the amount of $9,846,550 into 8,711,711 shares of common stock.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Ambient Corporation ("the Company"), was founded in June 1996 to design and develop advanced smart card interface technology. In August 1996, the Company purchased substantially all of the net assets of Gen Technologies, Inc., a smart card research and development company.

During 1999 the Company ceased its research and design efforts in the smart card interface technology area. In 2000, the Company commenced the design, development, implementation and marketing of a proposed comprehensive communication infrastructure, which uses the electrical power distribution grid as a high-speed telecommunication medium. The Company's proposed powerline telecommunication solution is based on establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining business relations with telecommunication service and technology companies.

The Company has been active in the powerline telecommunications field for a short time and its success is subject to risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include primarily the technological feasibility of the Company's proposed communications solution, its adoption by utilities and other providers of electrical power, and the commercial viability of the technology.

The Company has not generated any revenues to date, and is considered to be in the development stage. Business activities to date have focused on research and development, marketing and raising of capital and financing.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its' wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited ("ICC"), and it's 90.1% owned subsidiary PLT Solutions, Inc. ("PLT"). All inter-company balances and transactions have been eliminated in consolidation. At December 31, 2000 an employee held the minority interest in the Company's subsidiary, PLT (see Note - Subsequent Events).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current years presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Actual results may differ from those estimates.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less. Cash and cash equivalents are carried at cost, which approximates market value.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, current receivables, accounts payable and accrued expenses, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation.". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant

For variable stock options, compensation expenses are recognized over the vesting period based on the difference, if any, between the quoted market price of the Company's stock on the last trading day of each reporting period and the exercise price of the option.

See Note 12 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

Foreign Currency Translations

The U.S. dollar is the functional currency for the Company and its subsidiaries. The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52.

Net Loss Per Share

Basic earnings (loss) per share EPS is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares issuable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilituve.

Property and Equipment

Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to fourteen years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term.

Research and Development Costs

Research and development costs, net of participation by the Government of Israel are charged to operations as incurred.

Income Taxes

The Company uses the liability method to determine its income tax expense as required under the FASB Standards No. 109, (SFAS 109). SFAS 109 requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

Concentrations

Cash and cash equivalents are, for the most part, maintained with a major financial institution in the United States. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

Long-Lived Assets

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Comprehensive Income (Loss)

FASB Statement No. 130, "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In June 1998, FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133, as amended by SFAS No, 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.

Note 3 - Restricted Cash

In connection with a line of credit and short-term loan from a bank (see Note
8), the Company was required to maintain a compensating balance, which is restricted for a period of up to one year. The restricted balance as of December 31, 1999 amounted to $ 84,820

Note 4 - Convertible Note Receivable

In July 2000, the Company invested in a $250,000 convertible promissory note of, a privately-held company active in the development of high speed chips. The note is due in July 2001 and bears interest at the rate of 6% per annum. The note is convertible into common stock based on the price per share of a future financing of this company. Additionally, the Company received warrants to purchase common stock of this company in connection with this investment.

Note 5 - Property And Equipment

                                                             December 31,
                                                             ------------
                                                         2000             1999
                                                       --------         --------
Computers                                              $ 56,599         $104,437
Machinery and equipment                                  19,552           63,164
Furniture and office equipment                           83,097           40,346
Leasehold improvements                                       --           12,102
Motor vehicles                                               --           44,879
                                                       --------         --------
                                                        159,248          264,928
Less - accumulated depreciation                          14,981          129,630
                                                       --------         --------

                                                       $144,267         $135,298
                                                       ========         ========

Depreciation expense was $ 43,456 and $ 57,150 for the years ended December 31, 2000 and 1999, respectively.

Note 6 - Investment in Affiliate

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company owns a 49% interest in a newly established Israeli company, Kliks.com Ltd.("Kliks") which is engaged in designing and establishing a nationwide internet screen phone network in Israel. Kliks was established in February 2000, and to date the Company has invested equity capital totaling $375,000 and provided loans totaling $977,207. The loans bear interest at the rate of 7% per annum and are due together with accrued interest at the end of seventh year from the date of funding.

The Company applies the equity method of accounting for its investment in Kliks and has recorded a charge to operations in the amount of $335,365 representing its share of the loss for the year ended December 31, 2000.

Note 7 - Other Current Liabilities

                                                              December 31,
                                                              ------------
                                                          2000            1999
                                                        --------        --------
Accrued payroll and payroll taxes                       $421,644        $123,357
Accrued liabilities                                      187,746         190,930
Accrued interest                                          48,509              --
Related parties                                               --         177,426
                                                        --------        --------

                                                        $657,899        $491,713
                                                        ========        ========

Note 8 - Bank Loans

                                                               December 31,
                                                               ------------
                                                          2000            1999
                                                        --------        --------
Long-term bank credit (a)                                     --        $ 17,924
Bank overdraft line of credit (b)                             --         132,937
                                                        --------        --------

                                                              --         150,861
Less: current portion                                         --         140,903
                                                        --------        --------

                                                              --        $  9,958
                                                        ========        ========

      (a) Consists of vehicle financing loans, payable in monthly installments with interest at rates ranging from 14%-16% per annum.

      (b) Interest is payable monthly at the rate of 18% per annum.

Note 9 - Notes Payable

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 1998, the Company realized gross proceeds of $600,000 from a private offering of 12 Units, each Unit consisting of a $50,000 10% Promissory Note, and Warrants to purchase 10,000 shares. The notes became due in June 1999.

In February 2000, the Company converted principal and accrued interest of approximately $700,000 and 120,000 warrants into 3,490,000 shares of the Company's common stock. The Company recorded an extraordinary charge in the amount of $9,778,167 on conversion of the notes.

Note 10 - Debt Financings

10% Convertible Debentures

In February 2000, the Company signed an agreement to issue $2 million of 10% Convertible Debentures and 1,250,000 Warrants to private investors. The Debentures were convertible into shares of the Company's Common Stock at the rate of $ 0.40. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $571,636 representing the beneficial conversion feature of the debt. The warrants are exercisable into common stock at the rate of $1.00 per share for a three-year period. The Company recorded a discount of $1,144,804 to reflect the fair value of the Warrants

In September through November 2000, pursuant to the terms of the debentures, the investors converted the $2 million of the 10% convertible debentures purchased into 5,000,000 shares of Common Stock.

Convertible Debentures

During the third quarter of 2000, the Company issued $8,345,500 of one-year convertible debentures to private investors. The debentures are convertible only upon the approval of the Company's stockholders to increase the authorized shares of the Company's common stock. At such time the debentures convert automatically into shares of common stock. In November 2000, pursuant to the approval of the Company's stockholders, the debentures automatically converted into 3,711,711 shares of common stock. Additionally, pursuant to the subscription agreement, the Company issued 3,711,711 common stock purchase warrants. The warrants are exercisable at prices ranging from $3.50 to $8.00 per share. The Company recorded a discount of $3.4 million to reflect the fair value of the Warrants, determined using using the Black-Scholes pricing model. The unamortized portion of the discount was charged to operations in the period the debentures were converted. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $3.3 million representing the beneficial conversion feature of this debt.

In connection with the sale of Debentures, the Company issued warrants to placement agents to purchase up to 770,000 shares of Common Stock, 70,000 an with exercise price of $2.00 and 700,000 at $4.50 per share.

Note 11 - Income Taxes

At December 31, 2000, the Company had available $21.3 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2016 through 2020,

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and $ 2.5 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                           December 31,
                                                           ------------
                                                      2000              1999
                                                    --------          --------
Net operating loss carryforwards                  $ 9,440,958       $ 2,258,382
Stock based compensation                            1,124,838                --
Other                                                 134,146                --
                                                  -----------       -----------
      Total deferred tax assets                    10,699,942         2,258,382
      Valuation allowance                         (10,699,942)       (2,258,382)
                                                  -----------       -----------

      Net deferred tax assets                     $        --       $       --
                                                  ===========       ===========

Note 12 - Stockholders' Equity

Stock option plans

In February 1998, the Company adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan"). There are currently a total of 210,000 options outstanding under the 1998 Plan and future grants have been discontinued.

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2000, the Company granted stock options (the "Variable Options") to certain employees with anti-dilution rights and exercise price adjustment provisions. Since the number of options and the associated exercise prices are subject to adjustment and not fixed at the grant date, these stock options are accounted for under variable stock option accounting. Accordingly, the Variable Options are re-valued on a periodic basis by measuring the difference between the current exercise price and the fair market value of the Company's common stock on that balance sheet date.

Other Option Grants

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

Option activity for 1999 and 2000 is summarized as follows:

                                                                                Weighted
                                                                                 Average
                                                        Options                 Exercise
                                             Plan       Non-plan      Total      Price
                                             ----       --------      -----      -----
Options outstanding, January 1, 1999         80,000            --       80,000    $6.00
Granted                                     170,000            --      170,000     0.81
Forfeited                                   (80,000)           --      (80,000)    6.00
                                          ---------     ---------    ---------    -----

Options outstanding, December 31, 1999      170,000            --      170,000     0.81
Granted                                   1,579,500     4,985,000    6,564,500     1.16
                                          ---------     ---------    ---------    -----

Options outstanding, December 31, 2000    1,749,500     4,985,000    6,734,500    $1.15
                                          =========     =========    =========    =====

Shares of common stock available for
  future grant under the plan             3,460,500
                                          =========

The following table summarizes information about stock options outstanding at December 31, 2000:

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                         Options Exercisable
                                  Weighted Average        Weighted Average
                                     Remaining
  Range of        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life         Price    Exercisable    Price
   -----        -----------      ----         -----    -----------    -----

$.01               370,000       9.71         $0.01      370,000      $0.01
$.8125-1.00      5,220,000       9.88          0.99    1,620,037       0.98
$1.97-2.50       1,144,500       9.96          2.25       10,000       1.97
                 ---------       ----         -----    ---------      -----
$.01-$2.50       6,734,500       9.88         $1.15    2,000,037      $0.81
                 =========       ====         =====    =========      =====

Weighted-average grant date fair value of options granted under the Plans in 2000 and 1999, under the Black-Scholes option pricing model, was $1.52 and $1.08 per option, respectively.

The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                          Year ended
                                                         December 31,
                                                 2000                   1999
                                                 ----                   ----
      Net loss
          As reported                       ($42,640,886)           ($1,131,404)
          Proforma                           (42,837,740)            (1,223,594)

      Loss per share
          As reported                              (3.98)                 (0.36)
          Proforma                                 (3.99)                 (0.39)

The fair value of each option granted in 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           Year ended
                                                           December 31,
                                                         2000       1999
                                                         ----       ----

      Risk free interest rates                           5.30%      5.00%
      Expected option lives (in years)                   4.24         10
      Expected volatilities                             70.00%     50.00%
      Expected dividend yields                           None       None

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Authorized shares

In November 2000, the Company's stockholders approved a resolution of the Board of Directors adopted in July 2000, to increase the authorized common stock to 100 million shares.

Warrants

      o In February 2000, the Company issued to a financial consultant warrants to purchase 1,500,000 shares of Common Stock. The warrants are exercisable for a period of three years at a nominal price per share.

      o In February, April and November 2000, in connection with the sale of 10% convertible debentures (see Note 10) the Company issued 1.25 million warrants. These warrants expire in three years and are exercisable at $1 Per share.

      o In July through September 2000, in connection with the private placement of common stock, convertible preferred stock and convertible debentures (see Notes 10 and 12) the Company issued a total of 5.8 million warrants with exercise prices ranging from $3.50 to $8.00. The warrants expire in four years.

      o In September 2000, in connection with the private placement the Company issued 700,000 and 70,000 warrants with an exercise price of $4.50 and $2.00, respectively, as a placement agent fee.

A summary of the warrants outstanding at December 31, 2000 is as follows:

                                    Exercise  Expiration
                        Warrants     Price       Date
                        --------     -----    ----------
                         875,000     $0.01       2003
                       1,250,000      1.00       2003
                          70,000      2.00       2004
                       4,497,750      3.50       2004
                         300,000      4.00       2004
                       1,681,818      4.50       2004
                          57,143      8.00       2004

                       8,731,711

Stock Issuances

      o During 1999, the Company issued to consultants 56,500 shares of common stock for their services. The Company recorded deferred compensation in the amount of $90,188, relating to the issuance of these shares based on the market value of the shares at the date of issuance. The deferred compensation was amortized over the service period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      o During 2000, the Company entered into various marketing, financial consulting and separation agreements. Pursuant to these agreements, the Company issued a total of 3,038,250 shares of common stock. The Company recorded deferred compensation in the amount of $11.9 million relating based on the market value of the shares at the date of issuance. The deferred compensation was amortized over the service period.

      o In July and August 2000, the Company sold 1 million shares of its common stock, 1.25 million shares of its convertible preferred stock, and 2.25 million warrants in a private placement, for an aggregate purchase price of $4,250,000. The convertible preferred stock is convertible only upon the approval of the Company's stockholders to increase the authorized shares of the Company's common stock. At such time the convertible preferred stock converts automatically into shares of common stock. In November 2000, the preferred stock automatically converted into 1.25 million shares of common stock. In accordance with EITF 98-5, the Company has recorded a deemed preferred stock dividend and an offsetting increase in additional paid-in capital of approximately $1.8 million, representing the beneficial conversion feature of the convertible preferred stock. The warrants are exercisable into common stock at the rate of $3.50 per share and expire four years from date of issuance.

            Pursuant the private placement agreement, the Company is required to have the common stock and common stock underlying the warrants registered by April 11,2001. Thereafter, for each 30-day period that the shares remain unregistered, the Company will be required to issue an additional 198,750 shares limited to a total of 596,250.

Note 13 - Commitments And Contingencies

Royalties

The Company is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products in the smart cards interface technology area of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant including accrued interest. The total amount of grants received at December 31, 2000 was $ 558,195.

The refund of the grant is contingent on future sales of these products and the Company has no obligation to refund these grants if the sales are not sufficient. The Company has ceased all activities in this area and does not expect any future revenues from these products. The Company is awaiting a formal letter from the Chief Scientist regarding the non-completion of the technology.

Operating leases

The Company has entered into a lease agreement for office space expiring through 2003. Rent expense for 2000 and 1999 was $75,064 and $50,109, respectively. Future minimum rentals on this lease as of December 31, 2000 is as follows:

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,
2001                                                     $140,400
2002                                                      140,400
2003                                                       70,200
                                                        ---------

Total                                                   $ 351,000
                                                        =========

Employment Agreement

In September 2000, the Company entered into a 5-year employment agreement with its new Chief Executive Officer. Pursuant to the agreement the CEO will receive an annual salary of a minimum of $275,000. The CEO was also granted 1,350,000 fully vested non-plan options exercisable at $1.00 per share, which includes an anti-dilution provision. In case of a change in control, as defined, the exercise price of the options will be reduced to $0.10 per share. In case of any such change in control where the CEO does not continue as Chief Executive Officer of the Company on terms and conditions substantially similar to those contained in his agreement, then he is eligible to receive a one-time payment equal to two times his current salary. Additionally, the CEO is entitled to a bonus, payable in respect of each 12 month period commencing on September 1, 2000 in stock or cash, at the Board's option, equal to 2% of the increase in market capitalization for such 12 month period, based on the excess of the average closing bid of a share of our common stock during the last 90 days of such 12 month period times the then outstanding shares of common stock over the greater of (i) $105,000,000 or (ii) the highest previous 90 day average against which a bonus was paid under this plan. In December 2000, the Company granted an additional 1 million non-plan options to the CEO, 500,000 to vest in September 2001 and the remaining 500,000 in September 2002. The options are exercisable at $1.00 per share.

The Company has an outstanding note receivable in the amount of $83,673 due from this officer. The terms of the note require annual installments including interest at the rate of 7% through December 31, 2005.

Note 14 - Geographic Data

                                           % of                     % of
                               U.S.        Total        Israel      Total        Total
                               ----        -----        ------      -----        -----
For the year ended
 December 31, 2000
    Operating loss        $(18,012,639)    96.95%      (566,298)     3.05%   $(18,578,937)
    Identifiable assets      7,694,233     86.80%     1,170,224     13.20%      8,864,457

For the year ended
 December 31, 1999
    Operating loss                  --       -0-%      (792,754)      100%       (792,754)
    Identifiable assets             --       -0-%       433,010       100%        433,010

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Subsequent Events

Stock Purchase and Merger Agreement

On January 1, 2001, the Company entered into an agreement for the purchase of the 9.9% minority interest held in its subsidiary, PLT Solutions. The Company will issue 400,000 shares of its common stock to the minority shareholder, to be held in escrow. On April 1, 2001, 200,000 shares will be released from escrow if the minority shareholder is still employed by the Company. On April 1, 2002 the remaining 200,000 shares will be released from escrow under the same terms.

The Company expects to record a charge from this issuance in the amount of $862,400 and amortize it over the vesting period.

Development and License Agreement

Effective January 2001, the Company entered into a Development and License agreement with Cisco Systems, Inc. (Cisco). Pursuant to the agreement, the Company is obligated to pay a total of $6,500,000 over the development period as milestones are reached. The Company has been granted the exclusive right in the United States to sell the developed product for a period of six months after the successful field-tested demonstrations.