Form 10QSB
period 2001-03-31
AMBIENT CORP /NY
filed 2001-05-15
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

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

                                  617 735-9395
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

      As of May 15, 2001, Ambient Corporation had outstanding 23,125,794 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |_|

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheet
                  March 31, 2001 and December 31, 2000                        1

         Consolidated Statement of Operations
                  For the three months ended March 31, 2001 and 2000          2

         Consolidated Statement of Cash Flows
                  For the three months March 31, 2001 and 2000                3

         Notes to Consolidated Financial Statements                           4

Item 2.  Plan of Operation                                                    7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    11

Item 2. Changes in Securities                                                11

Item 3. Defaults upon senior securities                                      11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports on Form 8-k                                     11

Signatures                                                                   13

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                        ----              ----
ASSETS                                                              (Unaudited)        (Audited)
CURRENT ASSETS
     Cash and cash equivalents                                      $  3,801,546      $  7,052,929
     Convertible note receivable                                         400,000           250,000
     Prepaid research and development                                    700,000                --
     Receivables and prepaid expenses                                    270,995           244,742
                                                                    ------------      ------------

               Total current assets                                    5,172,541         7,547,671

Long-term loan and investment                                            155,677           155,677
Investment in affiliate                                                  865,320         1,016,842
Property and equipment, net                                              164,749           144,267
                                                                    ------------      ------------

               Total assets                                         $  6,358,287      $  8,864,457
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short term borrowings                                          $         --      $     10,243
     Accounts payables                                                   231,323           201,888
     Accrued expenses and other current liabilities                      327,217           657,899
                                                                    ------------      ------------

               Total current liabilities                                 558,540           870,030
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding               --                --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 22,775,794 and 21,375,794
        issued and outstanding, respectively                              22,776            21,376
     Additional paid-in capital                                       61,444,378        61,133,173
     Deficit accumulated during the development stage                (51,084,876)      (48,719,414)
      Less: deferred compensation                                     (4,582,531)       (4,440,708)
                                                                    ------------      ------------

               Total stockholders' equity                              5,799,747         7,994,427
                                                                    ------------      ------------

               Total liabilities and stockholders' equity           $  6,358,287      $  8,864,457
                                                                    ============      ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Cumulative
                                                                    Three Months             From Inception
                                                                       Ended                        to
                                                                      March 31,                  March 31,
                                                                2001              2000             2001
                                                                ----              ----             ----
Expenses                                                    (Unaudited)       (Unaudited)       (Unaudited)
Research and Development                                    $  1,602,473      $     69,030      $  3,787,348
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                         --                --           558,195
                                                            ------------      ------------      ------------

                                                               1,602,473            69,030         3,229,153

Operating, general and administrative
    expenses (excludes $831,358 and $1,031,227
    of stock based compensation in 2001
    and 2000, respectively)                                      817,388           109,113         7,023,533
Stock based compensation - net                                  (137,721)        1,031,227        15,647,341
                                                            ------------      ------------      ------------

Total expenses                                                   679,667         1,140,340        22,670,874
                                                            ------------      ------------      ------------

Operating loss                                                (2,282,140)       (1,209,370)      (25,900,027)

Legal settlement                                                      --        (1,512,500)       (1,512,500)
Interest expense                                                      --           (20,652)         (674,628)
Noncash financing expense                                             --                --        (1,600,000)
Beneficial conversion feature of convertible debt                     --          (285,417)       (3,878,260)
Amortization of deferred financing costs                              --          (115,305)       (5,752,015)
Interest income                                                   68,200                --           293,467
Company's share in net losses of affiliate                      (151,522)          (15,378)         (486,887)
                                                            ------------      ------------      ------------

Loss before minority interest and extraordinary item          (2,365,462)       (3,158,622)      (39,510,850)

Minority interest in subsidiary loss                                  --                --            25,000
                                                            ------------      ------------      ------------

Loss before extraordinary item                                (2,365,462)       (3,158,622)      (39,485,850)

Extraordinary item - loss on extinguishment of debt                   --        (9,778,167)       (9,778,167)
                                                            ------------      ------------      ------------

Net loss                                                      (2,365,462)      (12,936,789)     $(49,264,017)

Deemed dividends on convertible preferred stock                       --                --        (1,820,859)
                                                            ------------      ------------      ------------

Net loss attributable to common stockholders                $ (2,365,462)     $(12,936,789)      (51,084,876)
                                                            ============      ============      ============

Basic and diluted loss per share:
         Net loss before  extraordinary item                $      (0.11)     $      (0.54)
         Extraordinary loss from extinguishment of debt               --             (1.66)
                                                            ------------      ------------

      Net loss                                              $      (0.11)     $      (2.20)
                                                            ============      ============

Weighted average number of shares outstanding                 21,950,238         5,892,386
                                                            ============      ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                             Three Months            From Inception
                                                                                                 Ended                     to
                                                                                               March 31,                March 31,
                                                                                          2001           2000             2001
                                                                                          ----           ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (Unaudited)    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                            $ (2,365,462)   $(12,936,789)   $(51,084,876)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                          14,910          35,712         219,388
     Amortization of note discount                                                              --              --       5,107,144
     Loss on sale of fixed assets                                                               --              --          16,299
     Beneficial conversion feature of convertible debt                                          --         285,417       3,878,260
     Deemed dividends on convertible preferred stock                                            --              --       1,820,859
     Financing,  consulting and other expenses paid via the
              issuance of common stock and warrants                                       (141,823)     12,124,894      28,987,117
     Increase (decrease) in net liability for severance pay                                     --         (15,334)         15,141
     Accrued interest on loans and notes payable                                                --              --         210,016
     Company's share in net losses of affiliates                                           151,522           15,378        486,887
     Minority interest in subsidiary loss                                                       --              --         (25,000)
     Write-down of long term investment                                                         --              --         745,000
     Write-off of fixed assets                                                                  --              --         136,066
      Increase (decrease) in cash attributable to changes in assets and liabilities
          Receivables and prepaid expenses                                                 (26,253)        (40,146)       (163,769)
          Prepaid research and development                                                (700,000)             --        (700,000)
          Accounts payable                                                                     853         (40,238)         36,015
          Other current liabilities                                                       (302,100)         53,466         415,035
                                                                                      ------------    ------------    ------------

Net cash used in operating activities                                                   (3,368,353)       (517,640)     (9,900,418)
                                                                                      ------------    ------------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
     Loan provided to another company                                                           --              --        (835,000)
     Purchase of convertible promissory note                                              (150,000)                       (400,000)
     Investment in affiliated company                                                           --        (150,000)       (375,000)
     Additions to property and equipment                                                   (35,392)         (1,520)       (577,737)
     Proceeds from disposal of fixed assets                                                     --              --          42,100
     Decrease in restricted cash                                                                --          (2,747)             --
                                                                                      ------------    ------------    ------------

Net cash used in investing activities                                                     (185,392)       (154,267)     (2,145,637)
                                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of share capital                                           312,605              --       3,757,589
     Proceeds from issuance of notes payable                                                    --              --       1,000,000
     Net proceeds from issuance of convertible debentures                                       --         857,500       9,148,262
     Repayment of notes payable                                                                 --              --        (400,000)
     Proceeds of loans from shareholders, net                                                   --              --         919,600
     Repayment of loans from shareholders                                                       --              --        (968,000)
     Proceeds from long-term bank credit                                                        --              --          95,969
     Repayment of long-term bank credit                                                         --          (1,549)        (87,996)
     Increase (decrease) in short term bank credit                                         (10,243)        (73,173)        (32,004)
     Public offering of common stock                                                            --              --       3,433,027
     Repayment of short-term debt                                                               --        (250,000)       (250,000)
     Proceeds from short-term debt                                                              --         250,000         274,038
     Increase in long-term loans and investment                                                 --              --         (65,677)
     Loans to affiliate                                                                         --              --        (977,207)
                                                                                      ------------    ------------    ------------

Net cash provided by financing activities                                                  302,362         782,778      15,847,601
                                                                                      ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (3,251,383)        110,871       3,801,546

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          7,052,929           8,071              --
                                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $  3,801,546    $    118,942    $  3,801,546
                                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing andinvesting activities for the three months ended March 31, 2000
      (a) Issuance of common stock with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167 .
      (b)   Waiver of liability due to related party in the amount of $75,328.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission

      Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 - Convertible Note Receivable

      In July 2000, the Company invested in a $250,000 convertible promissory note of a privately-held Company active in the development of high-speed chips. The note is due in July 2001 and bears interest at the rate of 6% per annum. The note is convertible into common stock based on the price per share of a future financing of this company. Additionally, the Company received warrants to purchase common stock of this company in connection with this investment. In February 2001, The Company purchased an additional $150,000 convertible note under the same terms.

Note 3 - Stock Based Compensation

      During 2000, the Company granted a total of 1.59 million stock options with a weighted average exercise price of $1.09 to certain employees with anti-dilution rights and exercise price adjustment provisions. Since the number of options and the associated exercise prices are subject to adjustment and not fixed at the grant date, they are subject to variable accounting treatment and are periodically re-valued until they are either exercised, cancelled or expire.

      The Company also has outstanding unvested options granted to non-employees, which are periodically re-measured as the options vest, in accordance with EITF 96-18.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

Note 3 - Stock Based Compensation- continued

      The variable accounting treatment of the employee stock options and the re-measurement of unvested non-employee stock options, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. These unpredictable fluctuations in stock-based compensation may result in material non-cash fluctuations in our results of operations.

      During the first quarter of 2001, the Company recorded negative expense to stock-based compensation in the amount of $137,721.

Note 4 - Stockholders' Equity

      Stock Purchase and Merger Agreement

      On January 1, 2001, the Company entered into an agreement for the purchase of the 9.9% minority interest held in its subsidiary, PLT Solutions, Inc
      (PLT). Under the agreement the Company issued 400,000 shares of its common stock to the minority shareholder, to be held in escrow. On April 1, 2001, 200,000 shares were released from escrow and on April 1, 2002 the remaining 200,000 shares will be released if the minority shareholder is still employed by the Company.

      The Company recorded a charge to deferred compensation from this issuance in the amount of $862,400 and is amortizing it over the related vesting period.

      Private Placement

      During the first quarter of 2001, the Company realized gross proceeds of $350,000 from the sale of 350,000 shares of its common stock in a private placement. In April and May 2001, the Company realized an additional $375,000 from the sale of 375,000 shares of common stock.

      Financial consulting agreements

      The Company entered into two financial consulting agreements in March 2001. Accordingly, the Company issued a total of 650,000 shares of common stock. The Company recorded a charge to stock based compensation in the amount of $993,000 relating to the issuance of these shares.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

Note 5 - Development and License Agreement

      In January 2001, the Company entered into a Development and License agreement with Cisco Systems, Inc. (Cisco). Pursuant to the agreement, the Company is obligated to pay a total of $6.5 over the development period as milestones are reached. To date, the Company has expended $2 million of which $1.3 million has been charged to operations. The Company has been granted the exclusive right in the United States to sell the developed product for a period of six months after the successful field-tested demonstrations.

Note 6 - Subsequent event

      Officer Loan

      In connection with the proposed relocation of the Company's headquarters, in April 2001, the Company advanced Mark Isaacson, the Chief Executive Officer, $2 million to be used for the purchase of a home in the New York Metropolitan area. The loan will be partially repaid out of the net proceeds from the sale of Mr. Isaacson's existing home in Massachusetts, at which time it is anticipated that Mr. Isaacson will apply for a mortgage of approximately $900,000 on his new home, the entire net proceeds of which will be used to repay a portion of the loan. No assurance can however be provided that Mr. Isaacson will secure a mortgage on the new home on acceptable terms. Upon the repayment of a portion of the loan from the net proceeds from the sale of Mr. Isaacson's existing home and the obtaining of a mortgage, it is anticipated that the remaining outstanding loan to Mr. Isaacson will be approximately $500,000. The loan is non-interest bearing and for a term not exceeding 10 years. As collateral for the loan, the Company holds a first mortgage on the new home, as well as a security interest in Mr. Isaacson's existing home.

      Item 2. Plan of Operation

      Some of the information in this section contains forward looking statements that involve substantial risks and uncertainties. You can identify these statements by forward looking words such as "expect", "anticipate", "believe", "seek", estimate" and similar words. Statements that we make in this section that are not statements of historical fact also may be forward looking statements. Forward looking statements are not guarantees of our future performance, and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward looking statements. There may be events in the future that we are not accurately able to predict, or over which we have no control. You should not place undue reliance on forward looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. We disclaim any obligation to update our forward looking statements.

      We are engaged in the architecture, design, development, implementation and marketing of a proposed comprehensive communication infrastructure which uses the electrical power distribution grid as a high-speed telecommunication medium. The use of conventional electrical power grids for high speed data transmission is referred to as "powerline telecommunication technology". Our proposed powerline telecommunication solution is based on our establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining business relations with telecommunication service and technology companies.

      Although historically used for low speed data communication, existing electrical power grids have not been used for high-speed data transmission due to certain technological and infrastructure limitations. Our current activities are focused on the implementation and marketing of our proposed powerline telecommunications technology solutions and system architectures for use on low and medium voltage systems. With carriage on low and medium voltage, we believe that powerline telecommunication technology should be available worldwide. The proposed solution is designed to facilitate the provision of powerline telecommunication technology solutions to virtually any building and premise, overcoming existing infrastructure limitations.

      The proposed powerline telecommunications technology solution utilizes our proprietary technology and contemplates the design and development of certain integral components by our existing and prospective technology partners. We entered into an agreement with Cisco Systems, Inc. to collaborate in the development of a head-end Router and a Customer Premise Equipment (CPE) unit, as well as ancillary products, designed to be used for the low voltage system. The Router is intended to be placed at the pole-top or pad-mounted and is designed to facilitate the transfer of high speed data-carrying signals to the CPE Unit which is intended to be connected to the standard electrical outlets in the home or business. The CPE unit is intended to enable the transport of data and voice between the Router and the home or business user. Our agreement with Cisco contemplates that we be granted an initial limited period of exclusivity with respect to the design, development and marketing of the products under development. Beyond such period, the agreement contemplates that we will negotiate the terms of the license and manufacturing rights, as well as other matters, relating to the products under development.

      We believe that electric utilities and power companies to be our natural partners. We believe that powerline telecommunications technology affords not only an advantage to the consumer but should allow our prospective utility partners to significantly enhance their service offerings to their industrial, commercial and residential customers. We envision the utility basket of services to include features such as automatic meter reading
      (AMR), real time outage reporting and load balancing/switching. We envision that the consumer basket of services will include, initially, internet access and telephony, with such features as streaming video alarm monitoring and others to follow. We believe that these and other features should render the proposed powerline telecommunications solution an attractive proposition to utilities.

      To date, most of the concepts underlying our technology have been validated in first phase alpha demonstration in joint testing and field trials with Consolidated Edison Company of New York, one of the larger investor owned utility companies in the United States and with certain other utilities. In these demonstrations, our proposed solution successfully carried streaming video, video conferencing and internet connectivity over standard electrical power lines in point-to-point, limited distance demonstrations. In January 2001, the first alpha testing of our solution in a residential setting in Hong Kong was successfully concluded. These tests represent the first stage alpha tests of our proposed solution and additional alpha testing and demonstrations are expected.

      Since our founding as a Delaware company in June 1996, we had been engaged in the design and development of technologies and products, initially focused on the enhancement of smart card applications. Owing to a fundamental reassessment of general market developments in the field of powerline telecommunications technology and the smart card business environment, we elected to redirect our business focus to the field of powerline telecommunications technology. We have subsequently ceased all design and development efforts in the smart card area.

      During 2000, we established a subsidiary, PLT Solutions, Inc., in which we held a 90.01% interest, to promote our powerline telecommunications technology. The remaining 9.9% interest was held by Dr Yehuda Cern, one of our key employees. In January 2001, Dr. Cern transferred his 9.9 percent shareholdings in PLT Solutions, Inc in return for 400,000 shares of our common stock, subject to certain lock-ups and other restrictions. The Company recorded a non-cash charge to deferred compensation from this issuance in the amount of $862,400 and is amortizing it over the related vesting period. The company is in the process of merging PLT into our company with our company as the surviving entity. The term "PLT" continues to be used by us as a trade name for our powerline telecommunications technology.

      As a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. We have been in the powerline technology business, which is the field in which we engage, since March 2000. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      From the date of inception through March 31, 2001, we expended $3.2 million on research and development activities (net of $558,195 received by Ambient Ltd., our Israeli subsidiary, as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      As of March 31, 2001, we incurred net losses aggregating $51 million (which includes $40 million in non-cash charges primarily related to the issuance of securities, charges for beneficial conversion features, and the extinguishment of debt), reflecting principally net general and administrative expenses and net research and development expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      A substantial portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. We believe that these compensation levels were necessary to retain the services of qualified individuals. Certain employee stock options which are subject to variable accounting treatment and unvested non-employee stock options which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. For the quarter ended March 31, 2001 the Company recorded negative stock- based compensation expense in the amount of $137,721. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

      In January 2001, pursuant to our joint development agreement with Cisco Systems, Inc., we expended $2,000,000 for the products under joint development. Upon the achievement of certain specified development and testing milestones, we anticipate an additional $4,500,000 over the next eighteen months.

      During January - May 12, 2001, we privately placed 725,000 shares of our common stock for aggregate consideration of $725,000. We anticipate that we will receive additional gross proceeds of at least $1.5 million by June 30, 2001 from the private placement of additional shares of our common stock though no assurance can be provided that such amount (or any lesser amount), if any, will in fact be received.

      In conection with the proposed relocation of our headquarters from Brookline, Massachusetts to New York City, in April 2001 we advanced to Mark Isaacson, a director and our Chief Executive Officer, a interest free loan for a term not exceeding 10 years of $2 million to be used for the purchase of a home in the New York Metropolitan area. We hold a first mortgage on that home, as well a security interest in his existing home. The loan will be partially repaid out of the net proceeds from the sale of Mr. Isaacson's existing home in Massachusetts, at which time it is anticipated that Mr. Isaacson will apply for a mortgage of approximately $900,000 on his new home, the entire net proceeds of which will be used to repay a portion of the loan. No assurance can however be provided that Mr. Isaacson will secure a mortgage on the new home on acceptable terms. Upon the repayment of a portion of the loan from the net proceeds from the sale of Mr. Isaacson's existing home and the obtaining of a mortgage, it is anticipated that the remaining outstanding loan to Mr. Isaacson will be approximately $500,000.

      We anticipate that cash on hand will allow us to maintain operations as presently conducted at least through the next twelve months. However, we will need additional financing in order to fully execute our design, development and commercialization plans including the completion of the design, development and testing of the products under joint development with Cisco Systems, Inc. Additionally, if we expand our current operations, including strategic partnerships or mergers or acquisitions, then we will require additional financing to realize such mergers or acquisitions. We are currently reviewing possible further private sales of equity or debt with equity features. We have no commitments for any such financing and there can be no assurance that we will be able to obtain additional financing when needed or that any such additional financing will not have a dilutive effect on current stockholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        NONE

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended on March 31, 2001. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. In January 2001, Ambient issued 400,000 shares of its common stock to a key employee in consideration for the transfer of such employee's 9.9 percent shareholdings in Ambient's majority owned subsidiary PLT Solutions, Inc. (such shareholding representing the entirety of non-Ambient holdings in such subsidiary).

2. During January - March 2001, the Company privately placed 350,000 shares of common stock for aggregate consideration of $350,000.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      10.1 Stock Purchase Agreement between Ambient Corporation and Dr. Yehuda Cern dated as of January 1, 2001.(1)

      10.2 Agreement between Ambient Corporation and Cisco Systems Inc. dated as of January 3, 2001. (1)

      10.3 Corrected Purchase Money Mortgage Note date as of April 5, 2001 in favor of the Company executed by Mark S. Isaacson, Linda J. Isaacson and The Rashi Realty Trust. (1)

      10.4 Mortgage and Security Agreement dated April 3, 2001 executed in favor of Ambient Corporation relating to real property in Brookline, Massachussets.
(1)

      10.5 Mortgage Agreement dated April 16, 2001 executed in favor of Ambient Corporation relating to real property in Nassau County, New York. (1)

      (1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (N0. 333-56764), and pre-effective amendments thereto.

      (b)   Reports on Form 8-K for the three months ended March 31, 2001

            Report on Form 8-K dated February 2, 2001

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: May 15, 2001                                  AMBIENT CORPORATION


                                                   /s/ Wilfred Kopelowitz
                                                   -----------------------------

                                                   Chief Financial Officer