Form 10KSB40/A
period 2000-12-31
AMBIENT CORP /NY
filed 2001-06-11
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
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

      The Registrant amends its Annual Report on Form 10-KSB for the year ended December 31, 2000 primarily to furnish additional disclosures relating to certain completed transactions involving the Registrant which were previously disclosed, and such transactions' accounting treatment, as requested by the Securities and Exchange Commission. These amendments do not result in any changes to the reported results of operations. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2001 and does not reflect any subsequent information or events.

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

      5. In December, 2000, we issued to each of 2 consultants options for 550,000 shares, of which options for 183,333 of the shares vests in each of December 2001 and December 2002 and the options for the remaining 183,334 shares vests in December 2003, all at a per share exercise price of $1.00.

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

      Ambient issued to Aaron Fischman, the Company's Vice-President, Strategic Development, options to purchase 1,100,000 shares of its common stock with the option for 366,666 shares vesting in each of December 2001 and December 2002 and the option for the remaining 366,668 shares vesting in December 2003, all an exercise price of $1.00 per share. In the event of a triggering event such as sale by the Company of its assets or change of control (as defined in the agreement) all of the options will immediately vest and become exercisable. In addition, Mr. Fischman, jointly with his spouse, holds 250,000 shares of the Company's common stock issued in April 2000 pursuant to a consulting agreement with Ambient.

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

      In April 2000, Mr. Weinberg, Ambient's former Chief Executive Officer, was granted an additional 30,000 options under the Company's 1998 Option Plan at a nominal exercise price per share, which options vest over 12 months. [Mr. Weinberg resigned from all positions with the Company in September 2000. In connection with such resignation, Mr. Weinberg contends that Ambient owes him approximately $44,000 as well as the issuance of 25,000 shares of the Company's common stock, at a nominal price per share consideration and acceleration of the 30,000 options previously granted to him. The Company denies these contentions and is currently attempting to resolve this matter amicably.

      In August 2000, the Company, pursuant to our shareholders agreement with Kliks.com, advanced as a loan to Kliks $617,500. The Chief Executive Officer and a director of Kliks served, until September 4, 2000, as the Company's Vice-President. The members of the board of Kliks are Mr. Wolff and Michael Braunold.

      Mr. Jacob Davidson, the Company's former President and Chief Executive Officer, resigned in September 1999 from all positions held with the Company. In connection with his resignation, the Company and Mr. Davidson agreed that unpaid salary of $75,328 would be waived by Mr. Davidson if the share closing price of the Company's Common Stock closes at $2.00 or more for a consecutive 10 day period, as reported on the OTC Electronic Bulletin Board. Mr. Davidson received 119,000 vested options in May 1999 under the Company's 1998 stock option plan, at an exercise price of $0.81. The waiver condition was satisfied within the first quarter of 2000.

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

10.37 Consulting Agreement between Ambient Corporation and Aviz Consulting Limited dated as of December 29, 2000.(4)
10.38       Stock Purchase Agreement between Ambient Corporation and Dr. Yehuda
            Cern.(4)
10.39 Agreement between Ambient Corporation and Cisco Systems Inc. dated as of January 3, 2001.(4)
10.40 Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated as of November 20, 2000.(4)
21.1        Subsidiaries of the Company (2)
*23.2 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.

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


Date: June 11, 2001                         /s/ Mark S. Isaacson
                                            ------------------------------------
                                            Mark S. Isaacson,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                 Title                                   Date


/s/ Mark Isaacson         Chief Executive Officer and Director
                          (Principal Executive Officer)           June 11, 2001
Mark Issacson


/s/ John Joyce            Chief Operating Officer                 June 11, 2001

John Joyce


/s/ Wilfred Kopelowitz    Chief Financial Officer                 June 11, 2001

Wilfred Kopelowitz


/s/ Michael Widland       Director                                June 11, 2001

Michael Widland


/s/ Martin Hoffman        Director                                June 11, 2001

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

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation ("the Company") (a development-stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2000 and for the period from inception (June 1996) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company (a development-stage company) as of December 31, 2000 and 1999, and the consolidated results of operations, stockholders' equity (deficit) and its cash flows for the two years ended December 31, 2000 and for the period from inception (June 1996) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Net Loss Per Share

Basic earnings (loss) per share EPS is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings
(loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share as they are antidilutive:

                                                            December 31,
                                                            ------------
                                                     2000                  1999
                                                     ----                  ----

Stock options                                     6,734,500              170,000
Warrants                                          8,731,711              138,000

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to fourteen years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term.

Research and Development Costs

Research and development costs, net of participation by the Government of Israel are charged to operations as incurred. The Company has no obligation to repay the grants if sufficient sales are not generated.

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
                                                        ========        ========

In September 1999 an agreement was signed between the Company and its former president and chief executive officer, pursuant to which the unpaid salary of the former CEO totaling $75,328 would be waived by the former CEO, should the per share closing price be at least $2.00 for a consecutive 10-day period. In the first quarter of 2,000, the said condition was fulfilled and the former CEO waived his debt. Accordingly, the amount of $75,328 was presented as additional paid-in capital.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      o Certain parties contented that the Comapny guaranteed, in a prior year, the repayment of an outstanding third-party loan obligation, which contention the Company denies. In settlement of the dispute, the Company, on April 14, 2000, entered into a settlement agreement with such parties pursuant to which it undertook to pay to said claimants, in the aggregate, $200,000 and issued to them an aggregate of 250,000 shares of the Company's common stock. Accordingly, the Company has recorded a charge to operations in the amount of $1,512,500, representing the market value of the shares that were issued and the cash payment which it undertook to pay.

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