Form 10QSB/A
period 2001-03-31
AMBIENT CORP /NY
filed 2001-06-11
CIK 1047919

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

      The Registrant amends its Quarterly Report on Form 10-QSB for the period ended March 31, 2001 primarily to furnish additional disclosures relating to certain completed transactions involving the Registrant which were previously disclosed, and such transactions' accounting treatment, as requested by the Securities and Exchange Commission. These amendments do not result in any changes to the reported results of operations. Except as otherwise specifically noted, all information in this Form 10-QSB/A is as of March 31, 2001 and does not reflect any subsequent information or events.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

Note 5 - Development and License Agreement

      In January 2001, the Company entered into a Development and License agreement with Cisco Systems, Inc. (Cisco) to collaborate in the development of products to be used in the proposed powerline telecommunications technology. Cisco will retain ownership of products developed but has granted the Company the exclusive right in the United States to sell the developed product for a period of six months after the successful field-tested demonstrations. Pursuant to the agreement, the Company was obligated to make a prepayment in the amount of $2 million and upon the achievement of certain specified development and testing milestones an additional $4.5 million.

      All research and development costs under this agreement will be charged to expense when incurred. As of March 31, 2001, the Company has incurred $1.3 million in research and development costs which have been charged to operations.

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

Date: June 11, 2001                                 AMBIENT CORPORATION


                                                   /s/ Wilfred Kopelowitz
                                                   -----------------------------

                                                   Chief Financial Officer