Form 10KSB40/A
period 2000-12-31
AMBIENT CORP /NY
filed 2001-06-12
CIK 1047919

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

      The Registrant amends its Annual Report on Form 10-KSB for the year ended December 31, 2000 primarily to furnish additional disclosures relating to certain completed transactions involving the Registrant which were previously disclosed, and such transactions' accounting treatment, as requested by the Securities and Exchange Commission. These amendments do not result in any changes to the reported results of operations. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2000 and does not reflect any subsequent information or events.

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


Date: June 12, 2001                         /s/ Mark S. Isaacson
                                            ------------------------------------
                                            Mark S. Isaacson,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                 Title                                   Date


/s/ Mark Isaacson         Chief Executive Officer and Director
                          (Principal Executive Officer)           June 12, 2001
Mark Issacson


/s/ John Joyce            Chief Operating Officer                 June 12, 2001

John Joyce


/s/ Wilfred Kopelowitz    Chief Financial Officer                 June 12, 2001

Wilfred Kopelowitz


/s/ Michael Widland       Director                                June 12, 2001

Michael Widland


/s/ Martin Hoffman        Director                                June 12, 2001

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