Form 10QSB
period 2001-06-30
AMBIENT CORP /NY
filed 2001-08-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

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

                                                              Yes |X| No |_|

      As of August 14, 2001, Ambient Corporation had outstanding 24,403,294 shares of common stock.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheet
                June 30, 2001 and December 31, 2000                            1

         Consolidated Statement of Operations
                For the six and three months ended June 30, 2001 and 2000      2

         Consolidated Statement of Cash Flows
                For the six months ended June 30, 2001 and 2000                3

         Notes to Consolidated Financial Statements                            4

Item 2.  Plan of Operation                                                     7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Changes in Securities                                                 10

Item 3. Defaults upon senior securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-k                                      10

Signatures

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,         December 31,
                                                                        2001               2000
                                                                        ----               ----
                                                                     (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS
   Cash and  cash equivalents                                       $  2,217,731       $  7,052,929
   Convertible note receivable                                           400,000            250,000
   Loan receivable, Officer                                              611,247             17,996
   Receivables and prepaid expenses                                      267,523            226,746
                                                                    ------------       ------------

      Total current assets                                             3,496,501          7,547,671

Loan receivable, Officer                                                 624,426             65,677
Long-term  investment                                                     90,000             90,000
Investment in affiliate                                                   58,413          1,016,842
Property and equipment, net                                              184,329            144,267
                                                                    ------------       ------------

      Total assets                                                  $  4,453,669       $  8,864,457
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short term borrowings                                            $         --       $     10,243
   Accounts payable                                                      265,857            201,888
   Accrued expenses and other current liabilities                        378,277            657,899
                                                                    ------------       ------------

      Total current liabilities                                          644,134            870,030
                                                                    ------------       ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Convertible Preferred Stock, $.001 par value;
      5,000,000 shares authorized; none issued and outstanding                --                 --
   Common stock, $.001 par value;
      100,000,000 shares authorized; 24,403,294 and 21,375,794
      issued and outstanding, respectively                                24,403             21,376
   Additional paid-in capital                                         61,628,291         61,133,173
   Deficit accumulated during the development stage                  (54,198,073)       (48,719,414)
   Less: deferred compensation                                        (3,645,086)        (4,440,708)
                                                                    ------------       ------------

      Total stockholders' equity                                       3,809,535          7,994,427
                                                                    ------------       ------------

      Total liabilities and stockholders' equity                    $  4,453,669       $  8,864,457
                                                                    ============       ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative
                                                               Six Months             From Inception         Three Months
                                                                  Ended                     to                   Ended
                                                                 June 30,                June 30,               June 30,
                                                           2001            2000            2001            2001              2000
                                                           ----            ----            ----            ----              ----
                                                        (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
Expenses
Research and Development (1)                           $  2,675,535    $    126,220    $  4,860,410    $ 1,073,062    $    57,190
Less - Participation by the Office of the
    Chief Scientist of the State of Israel                       --              --         558,195             --             --
                                                       ------------    ------------    ------------    -----------    -----------

                                                          2,675,535         126,220       4,302,215      1,073,062         57,190

Operating, general and administrative expenses (1)        2,098,718         597,726       8,304,863      1,281,330        488,613
Stock based compensation - net                             (169,566)      3,980,335      15,615,496        (31,845)     2,949,108
                                                       ------------    ------------    ------------    -----------    -----------

Total expenses                                            1,929,152       4,578,061      23,920,359      1,249,485      3,437,721
                                                       ------------    ------------    ------------    -----------    -----------

Operating loss                                           (4,604,687)     (4,704,281)    (28,222,574)    (2,322,547)    (3,494,911)

Legal settlement                                                 --      (1,512,500)     (1,512,500)            --             --
Interest expense                                             (1,221)        (55,968)       (675,849)        (1,221)       (35,316)
Noncash financing expense                                        --        (538,501)     (1,600,000)            --       (439,819)
Beneficial conversion feature of convertible debt                --        (429,498)     (3,878,260)            --       (144,081)
Amortization of deferred financing costs                         --        (112,599)     (5,752,015)            --        (95,976)
Interest income                                              85,678              --         310,945         17,478             --
Company's share in net losses of affiliate                 (958,429)        (53,772)     (1,293,794)      (806,907)       (38,394)
                                                       ------------    ------------    ------------    -----------    -----------

Loss before minority interest and extraordinary item     (5,478,659)     (7,407,119)    (42,624,047)    (3,113,197)    (4,248,497)

Minority interest in subsidiary loss                             --          18,405          25,000             --         18,405
                                                       ------------    ------------    ------------    -----------    -----------

Loss before extraordinary item                           (5,478,659)     (7,388,714)    (42,599,047)    (3,113,197)    (4,230,092)

Extraordinary item - loss on extinguishment of debt              --      (9,778,167)     (9,778,167)            --             --
                                                       ------------    ------------    ------------    -----------    -----------

Net loss                                                 (5,478,659)    (17,166,881)   $(52,377,214)    (3,113,197)    (4,230,092)

Deemed dividends on convertible preferred stock                  --              --      (1,820,859)            --             --
                                                       ------------    ------------    ------------    -----------    -----------

Net loss attributable to common stockholders           $ (5,478,659)   $(17,166,881)    (54,198,073)   $(3,113,197)   $(4,230,092)
                                                       ============    ============    ============    ===========    ===========

Basic and diluted loss per share:
    Net loss before  extraordinary item                $      (0.24)   $      (0.97)                   $     (0.13)   $     (0.45)
    Extraordinary loss from extinguishment of debt               --           (1.28)                            --           0.00
                                                       ------------    ------------                    -----------    -----------

    Net loss                                           $      (0.24)   $      (2.24)                   $     (0.13)   $     (0.45)
                                                       ============    ============                    ===========    ===========

Weighted average number of shares outstanding            22,707,576       7,655,329                     23,464,155      9,404,003
                                                       ============    ============                    ===========    ===========

(1) Excludes non-cash, stock based compensation expense as follows:

    Research and development                           $    601,785    $         --    $    601,785    $    91,031    $        --
    Operating, general and administrative, net             (771,351)      3,980,335      15,013,711       (122,876)     2,949,108
                                                       ------------    ------------    ------------    -----------    -----------

                                                       $   (169,566)   $  3,980,335    $ 15,615,496    $   (31,845)   $ 2,949,108
                                                       ============    ============    ============    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        Cumulative
                                                                          Six Months                  From Inception
                                                                             Ended                          to
                                                                            June 30,                     June 30,
                                                                     2001               2000               2001
                                                                     ----               ----               ----
                                                                  (Unaudited)        (Unaudited)        (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(5,478,659)      $(17,166,881)      $(54,198,073)
   Adjustments to reconcile net loss to net cash used
      by operating activities:
      Depreciation and amortization                                    33,710             23,965            238,188
      Amortization of note discount                                        --            112,599          5,107,144
      Loss on sale of fixed assets                                         --                 --             16,299
      Beneficial conversion feature of convertible debt                    --            429,498          3,878,260
      Deemed dividends on convertible preferred stock                      --                             1,820,859
      Financing, consulting and other expenses paid via the
         issuance of common stock and warrants, net                  (169,566)        15,619,708         28,959,374
      Increase (decrease) in net liability for severance pay               --             (7,841)            15,141
      Accrued interest on loans and notes payable                          --                 --            210,016
      Company's share in net losses of affiliates                     958,429             53,772          1,293,794
      Minority interest in subsidiary loss                                 --            (18,405)           (25,000)
      Write-down of long term investment                                   --                 --            745,000
      Write-off of fixed assets                                            --             12,102            136,066
      Increase (decrease) in cash attributable to changes
         in assets and liabilities
         Receivables and prepaid expenses                             (40,777)            54,729           (178,293)
         Accounts payable                                              35,406            (43,557)            70,568
         Other current liabilities                                   (251,059)           (79,524)           466,076
                                                                  -----------       ------------       ------------

Net cash used in operating activities                              (4,912,516)        (1,009,835)       (11,444,581)
                                                                  -----------       ------------       ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Loan provided to another company                                     --                 --           (835,000)
      Purchase of convertible promissory note                        (150,000)                             (400,000)
      Investment in affiliated company                                     --           (150,000)          (375,000)
      Additions to property and equipment                             (73,772)           (27,532)          (616,117)
      Proceeds from disposal of fixed assets                               --                 --             42,100
      Decrease in restricted cash                                          --             (8,684)                --
                                                                  -----------       ------------       ------------

Net cash used in investing activities                                (223,772)          (186,216)        (2,184,017)
                                                                  -----------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                   1,463,333                 --          4,908,317
      Proceeds from issuance of notes payable                              --                 --          1,000,000
      Net proceeds from issuance of convertible debentures                 --          1,288,720          9,148,262
      Repayment of notes payable                                           --                 --           (400,000)
      Proceeds of loans from shareholders, net                             --                 --            919,600
      Repayment of loans from shareholders                                 --                 --           (968,000)
      Proceeds from long-term bank credit                                  --                 --             95,969
      Repayment of long-term bank credit                                   --             (3,505)           (87,996)
      Increase (decrease) in short term bank credit                   (10,243)           (26,866)           (32,004)
      Public offering of common stock                                      --                 --          3,433,027
      Repayment of short-term debt                                         --           (250,000)          (250,000)
      Proceeds from short-term debt                                        --            350,000            274,038
      Increase in long-term loans                                          --            (57,500)           (65,677)
      Loans to Officer, net                                        (1,152,000)                --         (1,152,000)
      Loans to affiliate                                                   --                 --           (977,207)
                                                                  -----------       ------------       ------------

Net cash provided by financing activities                             301,090          1,300,849         15,846,329
                                                                  -----------       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,835,198)           104,798          2,217,731

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     7,052,929              8,071                 --
                                                                  -----------       ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 2,217,731       $    112,869       $  2,217,731
                                                                  ===========       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing andinvesting activities for the six months ended June 30, 2000

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

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission

      Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 - Convertible Note Receivable

      In July 2000, the Company invested in a $250,000 convertible promissory note of a privately-held Company active in the development of high-speed chips. The note bears interest at the rate of 6% per annum. The note is convertible into common stock based on the price per share of a future financing of this company. Additionally, the Company received warrants to purchase common stock of this company in connection with this investment. In February 2001, the Company purchased an additional $150,000 convertible note under the same terms. The note became due in July 2001, however, the Company is negotiating the terms whereby full repayment will occur over the next twelve months.

Note 3 - Officer Loan

      In connection with the relocation of the Company's headquarters, the Company advanced a loan to Mark Isaacson, Chief Executive Officer, to be used for the purchase of a home in the New York Metropolitan area. The loan was partially repaid in June and August 2001 from the proceeds of a mortgage on the new home and from the net proceeds from the sale of Mr. Isaacson's former home in Massachusetts. The remaining outstanding loan as of August 14, 2001 of approximately $620,000 is not secured, non-interest bearing and for a term not exceeding 10 years. The Company anticipates that an additional $50,00 will be repaid shortly from the proceeds of the mortgage on the new home.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Stock Based Compensation

      During 2000, the Company granted stock options to certain employees with anti-dilution rights and exercise price adjustment provisions. Since the number of options and the associated exercise prices are subject to adjustment and not fixed at the grant date, they are subject to variable accounting treatment and are periodically re-valued until they are either exercised, cancelled or expire.

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

      For the six months ended June 30, 2001, the Company recorded negative expense to stock-based compensation in the amount of $169,566.

Note 5 - Stockholders' Equity

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

      Private Placement

      In March through June of 2001, the Company realized net proceeds of $1.46 million from the sale of 1.525 million shares of its common stock in private placements. With respect to 750,000 of these shares, the Company undertook to register such shares and agreed that if such shares are not registered by November 15, 2001, the Company will issue to the holders of these shares, in respect of each 30 day period in which such shares are not so registered, additional shares in an aggregate amount equal to 1.5% of such shares, up to a total maximum of 4.5%. The Company issued an additional 250,000 shares of common stock to a placement agent in connection with one of the private placements.

      Financial consulting agreements

      The Company entered into three one-year financial consulting agreements in March and April 2001. Accordingly, the Company issued a total of 825,500 shares of common stock. The Company recorded a charge to deferred stock based compensation in the amount of $1.3 million relating to the issuance of these shares and is amortizing it over the service period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6 - Development and License Agreement

      In January 2001, the Company entered into a development and license agreement with Cisco Systems, Inc. ("Cisco") to collaborate in the development of products to be used in the proposed powerline telecommunications technology. Under the agreement, Cisco retains ownership of products developed but has granted the Company the exclusive right in the United States to sell the developed product for the six month period following the successful field-tested demonstrations. Pursuant to the agreement, the Company was obligated to make a prepayment in the amount of $2 million and upon the achievement of certain specified development and testing milestones an additional $4.5 million. The Company is involved in discussions with Cisco to restructure the relationship including the possible future supply of equipment by Cisco to the Company. The Company does not anticipate making any further significant payments to Cisco under the present agreement. The full payment of $2 million was charged to research and development expense as incurred.

Note 7 - Litigation

      On August 9, 2001, the Company was served with a complaint filed in State Court in New York by its former Chief Financial Officer and director (the "Former Employee") claiming damages of at least $400,000 arising from the alleged breach of an agreement entered into by the Company and the Former Employee in September 2000 (the "Termination Agreement") in connection with his resignation from the Company. Pursuant to the Termination Agreement, the Company agreed, subject to the satisfaction by the Former Employee of certain continuing obligations relating to the transition of his duties, to pay to him cash in an amount not exceeding $42,000 and issue to him in November 2000 25,000 shares of common stock. Subsequent to the execution of the Termination Agreement, a dispute arose between the Company and the Former Employee relating to the satisfaction of his transitional duties. The Company expects to file an answer to the complaint.

      Although the Company denies the allegations raised by the Former Employee, it cannot predict, at this time with certainty the ultimate legal and financial liability with respect to such pending litigation. However, the Company believes, based on its examination of the matter, that the ultimate liability, if any, resulting from this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Plan of Operation

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: our intended business plans; expectations as to the performance of our technologies; our anticipation as to the conclusion of certain equity investments in our company; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in our specific market areas; changes in technology; failure of our technology bundle to work as contemplated; lack of market acceptance; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisitions and capital expenditure plans; and the ability to successfully conclude anticipated equity investments. Although we believe that expectations reflected in the forward-looking statements are reasonable,we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any forward-looking statements after the date of this Report to conform such statements to actual results.

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

      The proposed powerline telecommunications technology solution utilizes our proprietary technology and contemplates the design and development of certain integral components by our existing and prospective technology partners. In the first half of 2001 we entered into an agreement with Bechtel Telecommunications, a unit of Bechtel Corp. ("Bechtel") whereby Bechtel is to assist us in formulating compliance standards, develop test criteria, and survey utility powerline systems. It is anticipated that Bechtel will also assist in the engineering, development and ultimate deployment of our Powerline Telecommunications technology.

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

      From the date of inception through June 30, 2001, we expended $4.3 million on research and development activities (net of $558,195 received by Ambient Ltd., our Israeli subsidiary, as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      As of June 30, 2001, we incurred net losses aggregating $54 million (which includes $40 million in non-cash charges primarily related to the issuance of securities, charges for beneficial conversion features, and the extinguishment of debt), reflecting principally net general and administrative expenses and net research and development expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      A substantial portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. We believe that these compensation levels were necessary to retain the services of qualified individuals. Certain employee stock options which are subject to variable accounting treatment and unvested non-employee stock options which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. For the six months ended June 30, 2001 the Company recorded negative stock- based compensation expense in the amount of $169,566. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

      In January 2001, pursuant to our joint development agreement with Cisco Systems, Inc. ("Cisco"), we expended $2,000,000 for the products under joint development. Under the agreement with Cisco, Cisco retains ownership of the products developed, but has granted to us the exclusive right in the United States to sell the products developed for the six month period following successful field tested demonstrations. We are in discussions with Cisco to restructure the relationship including the possible future supply of equipment by Cisco to us. We do not anticipate making any further significant payments to Cisco under this agreement.

      In connection with the relocation of our headquarters from Brookline, Massachusetts to New York City, which relocation is currently in progress, in April 2001 we advanced to Mark Isaacson, a director and our Chief Executive Officer, an interest free loan of $2 million to be used for the purchase of a home in the New York Metropolitan area. The loan had a scheduled term of 10 years and was secured by a mortgage on the New York residence, as well a security interest in Mr. Isaacson's then existing Brookline residence. Of the amount advanced to Mr. Isaacson, approximately $850,000 was repaid to us during the three month period ended June 30, 2001 and an additional amount of approximately $530,000 was repaid in August 2001, all of which came from the proceeds of a mortgage on the New York residence and the net proceeds from the sale of Mr. Isaacson's former residence in Massachusetts. The remaining outstanding balance of $620,000 is non-secured. We anticipate receving shortly an additional $50,000 from the mortgage on the New York residence.

      During the three month period ended June 30, 2001 of 2001, we privately placed 1.175 million shares of our common stock for aggregate consideration of $1,175,000. We are in discussions with two utilities who have indicated a strong interest in concluding a potential equity investment in our company, pending satisfactory conclusion of definitive documentation. No assurance can however be provided that these investments will in fact be concluded on terms that are mutually acceptable to us and the utilities. Subject to the successful conclusion of these investments, together with cash on hand, we anticipate that we will be able to maintain operations as presently conducted through the next twelve months. However, if these investments are not concluded, we will be required to raise additional capital or, alternatively, reduce our present level of activity. In any event, we will need additional financing in order to fully execute our design, development and commercialization plans, as well as to expand our current operations, including strategic partnerships or mergers or acquisitions. We are currently reviewing possible further private sales of equity or debt with equity features. We have no commitments for any such financing and there can be no assurance that we will be able to obtain additional financing when needed. It is anticipated that any financing will have a dilutive effect on current stockholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On August 9, 2001, we were served with a complaint filed in State Court in New York by our former Chief Financial Officer and director (the "Former Employee") claiming damages of at least $400,000 arising from the alleged breach of an agreement entered into by us and the Former Employee in September 2000 (the "Termination Agreement") in connection with his resignation from our company. Pursuant to the Termination Agreement, we agreed, subject to the satisfaction by the Former Employee of certain continuing obligations relating to the transition of his duties, to pay to him cash in an amount not exceeding $42,000 and issue to him, in November 2000, 25,000 shares of our common stock. Subsequent to the execution of the Termination Agreement, a dispute arose between us the Former Employee relating to his satisfaction of such transitional duties. We expect to file an answer to the complaint.

      We deny the allegations raised by the Former Employee in the complaint. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation. However, we believe, based on our examination of the matter, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

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

      1. In April 2001, Ambient issued 425,000 shares of common stock for aggregate consideration of $425,000

      2. In June 2001, Ambient issued 750,000 shares of common stock for aggregate consideration of $750,000.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Reports on Form 8-K for the three months ended June 30, 2001

            None

      (b)   Exhibits

10.1 Service Agreement between Ambient Corporation and Bechtel Corporation dated as of February 19, 2001.

10.2 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments, L.P. dated June 15, 2001

10.3 Finders Agreement between Ambient Corporation and TABAY Holdings, L.L.C. dated as of June 15, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: August 14, 2001                                AMBIENT CORPORATION


                                                     /s/ Wilfred Kopelowitz
                                                     ----------------------

                                                     Chief Financial Officer