Form 10QSB
period 2001-09-30
AMBIENT CORP /NY
filed 2001-11-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

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

                                 Yes |X| No |_|

      As of November 14, 2001 Ambient Corporation had outstanding 25,053,294 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes | | No |X|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

         Consolidated Balance Sheet
             September 30, 2001 and December 31, 2000                          1

         Consolidated Statement of Operations
             For the nine and three months ended September 30, 2001 and 2000   2

         Consolidated Statement of Cash Flows
             For the nine ended September 30, 2001 and 2000                    3

         Notes to Consolidated Financial Statements                            4

Item 2--Plan of Operations                                                     8

PART II--OTHER INFORMATION

Item 1--Legal Proceedings                                                     11

Item 2--Changes in Securities                                                 11

Item 3--Defaults upon Senior Securities                                       11

Item 4--Submission of Matters to a vote of Security Holders                   11

Item 5--Other Information                                                     11

Item 6--Exhibits and Reports on Form 8-K                                      11


Signatures                                                                    12


      *The Balance Sheet at December 31, 2000 has been taken from audited financial statements at that date. All other financial statements are unaudited.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                       2001             2000
                                                                   ------------     ------------
ASSETS                                                              (Unaudited)        (Audited)
CURRENT ASSETS
     Cash and  cash equivalents                                    $  1,119,022     $  7,052,929
     Convertible note receivable                                             --          250,000
     Loan receivable, Officer                                                --           17,996
     Receivables and prepaid expenses                                    44,399          226,746
                                                                   ------------     ------------

               Total current assets                                   1,163,421        7,547,671

Loan receivable, Officer                                                 70,000           65,677
Long-term investment                                                     90,000           90,000
Investment in affiliate                                                      --        1,016,842
Property and equipment, net                                             162,784          144,267
                                                                   ------------     ------------

               Total assets                                        $  1,486,205     $  8,864,457
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short term borrowings                                         $         --     $     10,243
     Accounts payable                                                   303,928          201,888
     Accrued expenses and other current liabilities                     354,924          657,899
                                                                   ------------     ------------

               Total current liabilities                                658,852          870,030
                                                                   ------------     ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding              --               --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 24,403,294 and 21,375,794
        issued and outstanding, respectively                             24,403           21,376
     Additional paid-in capital                                      59,110,263       61,133,173
     Deficit accumulated during the development stage               (57,342,749)     (48,719,414)
     Less: deferred compensation                                       (964,564)      (4,440,708)
                                                                   ------------     ------------

               Total stockholders' equity                               827,353        7,994,427
                                                                   ------------     ------------

               Total liabilities and stockholders' equity          $  1,486,205     $  8,864,457
                                                                   ============     ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative
                                                                Nine Months            From Inception         Three Months
                                                                   Ended                     to                  Ended
                                                               September 30,           September 30,         September 30,
                                                            2001           2000             2001           2001           2000
                                                        ------------   ------------     ------------   ------------   ------------
Expenses                                                 (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)
Research and Development (1)                            $  2,957,875   $    229,344     $  5,142,750   $    282,340   $    103,124
Less - Participation by the Office of the
    Chief Scientist of the State of Israel                        --             --          558,195             --             --
                                                        ------------   ------------     ------------   ------------   ------------

                                                           2,957,875        229,344        4,584,555        282,340        103,124

Operating, general and administrative expenses (1)         4,353,968      2,622,890       10,560,113      2,255,250      2,025,164
Stock based compensation - net                                (7,072)    11,406,464       15,777,990        162,494      7,426,129
                                                        ------------   ------------     ------------   ------------   ------------

Total expenses                                             4,346,896     14,029,354       26,338,103      2,417,744      9,451,293
                                                        ------------   ------------     ------------   ------------   ------------

Operating loss                                            (7,304,771)   (14,258,698)     (30,922,658)    (2,700,084)    (9,554,417)

Legal settlement                                                  --     (1,512,500)      (1,512,500)            --             --
Interest expense                                                (953)      (196,229)        (675,581)           268       (140,261)
Noncash financing expense                                         --       (928,767)      (1,600,000)            --       (390,266)
Beneficial conversion feature of convertible debt                 --     (2,353,477)      (3,878,260)            --     (1,923,979)
Amortization of deferred financing costs                          --       (647,760)      (5,752,015)            --       (535,161)
Interest income                                               99,231             --          324,498         13,553             --
Write-off of convertible note receivable                    (400,000)            --         (400,000)      (400,000)            --
Company's share in net losses of affiliate                (1,016,842)      (147,365)      (1,352,207)       (58,413)       (93,593)
                                                        ------------   ------------     ------------   ------------   ------------

Loss before minority interest and extraordinary item      (8,623,335)   (20,044,796)     (45,768,723)    (3,144,676)   (12,637,677)

Minority interest in subsidiary loss                              --         25,000           25,000             --          6,595
                                                        ------------   ------------     ------------   ------------   ------------

Loss before extraordinary item                            (8,623,335)   (20,019,796)     (45,743,723)    (3,144,676)   (12,631,082)

Extraordinary item - loss on extinguishment of debt               --     (9,778,167)      (9,778,167)            --             --
                                                        ------------   ------------     ------------   ------------   ------------

Net loss                                                  (8,623,335)   (29,797,963)    $(55,521,890)    (3,144,676)   (12,631,082)

Deemed dividends on convertible preferred stock                   --       (758,663)      (1,820,859)            --       (758,663)
                                                        ------------   ------------     ------------   ------------   ------------

Net loss attributable to common stockholders            $ (8,623,335)  $(30,556,626)     (57,342,749)  $ (3,144,676)  $(13,389,745)
                                                        ============   ============     ============   ============   ============

Basic and diluted loss per share:
        Net loss before  extraordinary item             $      (0.37)  $      (2.31)                   $      (0.13)  $      (1.19)
        Extraordinary loss from extinguishment of debt            --          (1.13)                             --           0.00
                                                        ------------   ------------                    ------------   ------------

    Net loss                                            $      (0.37)  $      (3.43)                   $      (0.13)  $      (1.19)
                                                        ============   ============                    ============   ============

Weighted average number of shares outstanding             23,279,027      8,682,969                      24,403,294     10,606,692
                                                        ============   ============                    ============   ============

(1) Excludes non-cash, stock based compensation expense as follows:

    Research and development                            $    688,972   $         --     $    688,972   $     87,187   $         --
    Operating, general and administrative, net              (696,044)    11,406,464       15,089,018         75,307      7,426,129
                                                        ------------   ------------     ------------    -----------   ------------

                                                        $     (7,072)   $11,406,464     $ 15,777,990   $    162,494   $  7,426,129
                                                        ============   ============     ============   ============   ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                          Nine Months               From Inception
                                                                            Ended                         to
                                                                          September 30,             September 30,
                                                                      2001             2000              2001
                                                                   -----------     ------------     --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(8,623,335)    $(30,556,626)    $(57,342,749)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                  54,568           33,886          259,046
         Amortization of note discount                                      --          881,020        5,107,144
         Cancellation of Officer loans in settlement of
                  emplyment contract                                   654,447               --          654,447
         Loss on sale of fixed assets                                    3,836               --           20,135
         Beneficial conversion feature of convertible debt                  --        2,353,477        3,878,260
         Deemed dividends on convertible preferred stock                    --          758,663        1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                 (7,072)      24,489,859       29,121,868
         Increase (decrease) in net liability for severance pay             --               --           15,141
         Accrued interest on loans and notes payable                        --               --          210,016
         Company's share in net losses of affiliates                 1,016,842          147,365        1,352,207
         Minority interest in subsidiary loss                               --          (25,000)         (25,000)
         Write-off of convertible note receivable                      400,000               --          400,000
         Write-down of long term investment                                 --               --          745,000
         Write-off of fixed assets                                          --           64,227          136,066
         Increase (decrease) in cash attributable to changes
                  in assets and liabilities
              Receivables and prepaid expenses                         182,347         (103,437)          44,831
              Accounts payable                                          70,620          476,495          105,782
              Other current liabilities                               (271,555)        (312,433)         445,580
                                                                   -----------     ------------     ------------

Net cash used in operating activities                               (6,519,302)      (1,792,504)     (13,051,367)
                                                                   -----------     ------------     ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                   --               --         (835,000)
         Purchase of convertible promissory note                      (150,000)        (250,000)        (400,000)
         Investment in affiliated company                                   --         (375,000)        (375,000)
         Additions to property and equipment                           (76,921)         (91,026)        (619,266)
         Proceeds from disposal of fixed assets                             --               --           42,100
         Decrease in restricted cash                                        --           84,820               --
                                                                   -----------     ------------     ------------

Net cash used in investing activities                                 (226,921)        (631,206)      (2,187,166)
                                                                   -----------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                 1,463,333        3,520,276        4,908,317
         Proceeds from issuance of notes payable                            --               --        1,000,000
         Net proceeds from issuance of convertible debentures               --        7,667,042        9,148,262
         Repayment of notes payable                                         --               --         (400,000)
         Proceeds of loans from shareholders, net                           --               --          919,600
         Repayment of loans from shareholders                               --               --         (968,000)
         Proceeds from long-term bank credit                                --               --           95,969
         Repayment of long-term bank credit                                 --           (9,950)         (87,996)
         Increase (decrease) in short term bank credit                 (10,243)        (128,302)         (32,004)
         Public offering of common stock                                    --               --        3,433,027
         Repayment of short-term debt                                       --         (250,000)        (250,000)
         Proceeds from short-term debt                                      --          250,000          274,038
         Increase in long-term loans and investment                         --               --          (65,677)
         Loans to Officers                                          (2,072,000)              --       (2,072,000)
         Repayment of loans to Officer                               1,431,226                         1,431,226
         Loans to affiliate                                                 --       (1,034,270)        (977,207)
                                                                   -----------     ------------     ------------

Net cash provided by financing activities                              812,316       10,014,796       16,357,555
                                                                   -----------     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (5,933,907)       7,591,086        1,119,022

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      7,052,929            8,071               --
                                                                   -----------     ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $ 1,119,022     $  7,599,157     $  1,119,022
                                                                   ===========     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing andinvesting activities for the nine months ended September 30, 2000

      (a) Issuance of common stock with fair value of $10,470,000 in respect of extinguishment of outstanding note payable resulting in an extraordinary charge of $9,778,167.
      (b)   Waiver of liability due to related party in the amount of $75,328.
      (c) Conversion of debt in the amount of $600,000 into 1,500,000 shares of common stock.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2000, as filed with the Securities and Exchange Commission

      Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As reflected in the Plan of Operations, the Company's cash on hand will enable the Company to maintain operations through January 31, 2002. Thereafter, the Company will need to raise capital. Management is actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the the Company's research and development activities, including the current obligations of the Company pursuant to development agreements with third parties, in order to fully implement its business plans and to continue the business of the Company. In addition, management has established plans designed to reduce the current level of expenditures. The Company has no commitments for any such financing and there can be no assurance, that additional capital will be available to the Company on terms acceptable to it. Furthermore, it is anticipated that any such financing will have a dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

      Reclassification

      Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2 - Convertible Note Receivable

      In July 2000, the Company invested in a $250,000 convertible promissory note of a privately-held Company active in the development of high-speed chips. The note bears interest at the rate of 6% per annum. The note is convertible into common stock based on the price per share of a future financing of this company. Additionally, the Company received warrants to purchase Common Stock of this company in connection with this investment. In February 2001, the Company purchased an additional $150,000 convertible note under the same terms. The note became due in July 2001. The Company has determined, based on various events and circumstances, that the loan has become impaired. Accordingly, the Company recorded a write-off of the note receivable in the amount of $400,000.

Note 3 - Officer Loan

      In connection with the then proposed relocation of the Company's headquarters, the Company advanced in the third quarter of 2001 an interest-free loan to its Chief Financial Officer, for the purchase of a home in the New York Metropolitan area, in the principal amount of $70,000, which loan matures on July 30, 2006. The Chief Financial Officer has undertaken to grant to the Company, by December 31, 2001, a security interest in such residence.

Note 4 - Stock Based Compensation

      During 2000, the Company granted to certain employees options to purchase shares of the Company's Common Stock, par value $0.001 (the "Common Stock"), which options contained anti-dilution rights and exercise price adjustment provisions. Since the number of options and the associated exercise prices are subject to adjustment and not fixed at the grant date, they are subject to variable accounting treatment and are periodically re-valued until they are either exercised, cancelled or expire.

      The Company also has outstanding unvested options granted to non-employees, which are periodically re-measured as the options vest, in accordance with EITF 96-18.

      The variable accounting treatment of the employee stock options and the re-measurement of unvested non-employee stock options may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. These unpredictable fluctuations in stock-based compensation may result in material non-cash fluctuations in our results of operations.

      For the nine months ended September 30, 2001, the Company recorded negative expense to stock-based compensation in the amount of $7,072.

Note 5 - Stockholders' Equity

      Stock Purchase and Merger Agreement

      On January 1, 2001, the Company entered into an agreement for the purchase of the 9.9% minority interest held in its subsidiary, PLT Solutions, Inc
      (PLT). Under the agreement the Company issued 400,000 shares of its common Common stock Stock to the minority shareholder, to be held in escrow. On April 1, 2001, 200,000 shares were released from escrow and on April 1, 2002 the remaining 200,000 shares will be released if the minority shareholder is still employed by the Company.

      Private Placement

      In March through June of 2001, the Company realized net proceeds of $1.46 million from the sale of 1.525 million shares of its common stock in private placements. The Company issued an additional 250,000 shares of common stock to a placement agent in connection with one of the private placements.

      In November 2001, in order to settle certain disputes with a stockholder, the Company issued to such stockholder 650,000 shares of the Company's Common Stock. The Company undertook to register these shares, as well as an additional 750,000 shares of Common Stock purchased by such stockholder in June, 2001, as well as an additional 250,000 shares issued to an affiliate of such stockholder, under the Securities Act of 1933, as amended, by June 15, 2002; in the event that registration is not had by such date, the Company undertook to issue to such stockholder 100,000 of its Common Stock for each 30 day period (or a pro-rated amount for any lesser period) that such shares are not so registered, for an aggregate maximum amount of 300,000 additional shares.

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

Note 6 - Development Agreements

      In August-November 2001, the Company entered into a Service Agreement and a Strategic Alliance Agreement with Aquila Technologies Group, Inc. pursuant to which Aquila will provide support to Ambient in the design, engineering and/or manufacturing of Ambient prototypes including in particular a communications controller, coordinate large scale offshore manufacturing facilities, monitor legislative activities and government funded research activities in the PLT area and pursue opportunities for Ambient technologies in a variety of arenas. In consideration of the services provided by Aquila, Ambient has agreed to pay Aquila an amount not to exceed $140,000 and to issue to Aquila five year warrants to purchase 200,000 shares of the Company's Common Stock at a per share purchase price ranging between $1.25 and $2.50, which warrants vest upon the completion of various phases of the development activities.

      In January 2001, the Company entered into a Development and License agreement, with Cisco Systems, Inc. ("Cisco") to collaborate in the development of products to be used in the proposed powerline telecommunications technology. By mutual agreement, the Development Agreement has been terminated, effective November, 2001, and the Company has no further obligations, monetary or otherwise, to Cisco. The full payment of $2 million incurred upon signing was charged to research and development expense as incurred.

Note 7 - Litigation

      In settlement of a suit brought against the Company in New York in August 2001 by the Company's former Chief Financial Officer ("Former CFO") and a director claiming damages of approximately $400,000 arising from the alleged breach of an agreement entered into by the Company and the Former CFO in connection with his resignation from the Company, the Company paid, in final settlement of all claims arising from this matter, approximately $74,000 less taxes due. Additionally, the Company agreed to allow the Former CFO through December 31, 2003 to exercise certain stock options theretofore granted to such person under the Company's 1998 Stock Option Plan.

Note 8 - Termination Agreement

      In connection with the then proposed relocation of the Company's headquarters, the Company advanced in April 2001 a loan of approximately $2 million to Mr. Isaacson, the Company's former Chief Executive Officer and the Chairman of the Board of Directors, to be used for the purchase of a home in the New York Metropolitan area. The loan was partially repaid in June and August 2001 from the proceeds of a mortgage on the new home and from the net proceeds from the sale of Mr. Isaacson's former home in Massachusetts. In connection with his resignation in September 2001 from all offices held with the Company, the Company agreed to pay Mr. Isaacson certain monies and to forgive the unpaid balances of the outstanding loan to purchase the residence in the amount of $570,774 and in addition also forgive another outstanding loan, in an aggregate principal amount of $83,673. The Company also agreed to accelerate the vesting on 1 million of Mr. Isaacson's unvested stock options exercisable at $1.00 per share and extend the exercise period for all of Mr. Isaacson's options through September 5, 2005. In settlement of mutual claims, in November 2001 the Company paid to Mr. Isaacson $82,250, representing an amount of $206,250 (the gross payment amount the Company undertook to pay in September 2001), less advances paid to Mr. Isaacson prior to his resignation from the Company.

Item 2. Plan of Operation

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: our intended business plans; expectations as to the performance of our technologies; our anticipation as to the conclusion of certain equity investments in our company; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in our specific market areas; changes in technology; failure of our technology bundle to work as contemplated; lack of market acceptance; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisitions and capital expenditure plans; and the ability to successfully conclude anticipated equity investments. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any forward-looking statements after the date of this Report to conform such statements to actual results.

      We are engaged in the architecture, design, development, implementation and marketing of a proposed comprehensive communication infrastructure which uses the electrical power distribution grid as a high-speed telecommunication medium. The use of conventional electrical power grids for high speed data transmission is referred to as "powerline telecommunication technology". Our proposed powerline telecommunication solution is based on our establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining partnering relations with telecommunication service and technology companies.

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

      From the date of inception through September 30, 2001, we expended $4.56 million on research and development activities (net of $558,195 received by Ambient Ltd., our Israeli subsidiary, as government participation in its smart card development, from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade).

      The proposed powerline telecommunications technology solution utilizies our proprietory technology and contemplates the design and development of certain integral components by our existing and prospective technology partners. In the first half of 2001, we entered into an agreement with Bechtel Telecommunications, a unit of Bechtel Corp. ("Bechtel") whereby Bechtel is to assist us in formulating compliance standards, develop test criteria and survey utility powerline systems.

      In August-November 2001, we entered into a Service Agreement and a Strategic Alliance Agreement with Aquila Technologies Group, Inc., a subsidiary of Canberre Industries (Parent Company, Cogema Instruments, Inc.) a leading provider of research and development and equipment fabrication ("Aquila") pursuant to which Aquila undertook to provide support to us in the design, engineering and/or manufacturing of our prototypes, including, a communications controller, coordinate large scale offshore manufacturing facilities, monitor legislative activities and government funded research activities in the powerline telecommunications technology area and pursue opportunities for our technologies in a variety of other arenas. In consideration of the services provided by Aquila, we have agreed to pay Aquila an amount not to exceed $140,000 and to issue to Aquila 200,000 common stock purchase warrants exercisable at a per share price between $1.25 and $2.50 which vest upon the completion of various phases of the development activities

      In January 2001, pursuant to our joint development agreement with Cisco Systems, Inc. ("Cisco"), we expended $2,000,000 for the products under joint development. By mutual agreement with Cisco, effective November 2001, the joint development agreement has been terminated and we have no further obligations, monetary or otherwise, to Cisco thereunder.

      For the nine months ended September 30, 2001, we incurred net losses aggregating $8.6 million reflecting principally net general and administrative expenses and net research and development expenses. We expect to incur significant up-front expenditures in connection with the new focus of our operations, and operating losses are expected to continue for the foreseeable future. There can be no assurance that we can be operated profitably in the future. Our continuation as a going-concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. We may also explore other business options including strategic joint ventures and business combinations, including investments in other companies, or mergers.

      In September 2001, the Company's senior management was reorganized, with the then existing Chief Executive Officer and Chairman of the Company board of directors, Mark Isaacson, resigning from all positions held with the Company and his replacement by John J. Joyce, formerly the Chief Operating Officer from October 2000 until his resignation from the Company in August 2001, as the new Chief Executive Officer. Subsequently we have suspended plans to move our Headquarters to New York

      A substantial portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. We believe that these compensation levels were necessary to retain the services of qualified individuals. Certain employee stock options which are subject to variable accounting treatment and unvested non-employee stock options which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. For the nine months ended September 30, 2001 the Company recorded negative stock-based compensation expense in the amount of $7,072. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

      During September 2001 we restructured our cost base and reduced our salary outlays by approximately 27%. Although we raised net proceeds of approximately $14 million from private placements in 2000 and 2001, we utilized the majority of such proceeds primarily for product and business development and outlays associated with the restructuring of our management. We anticipate that cash on hand as of September 30, 2001, together with $300,000 received in November 2001, will enable us to maintain operations as presently conducted through January 31, 2002. Thereafter, we will need to raise additional capital to continue in business. We are actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the Company's research and development activities, including our current obligations pursuant to development agreements with third parties, in order to continue operations and implement our business plans. The financial statements accompanying this report for the period ended September 30, 2001, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

      At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on terms acceptable to us. Furthermore, it is anticipated that any such financing will have a dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      There were on issuances for sale of any unregistered securities by the Company during three months ended September 2001.

      Set forth below is certain information concerning sales by the Company of

Item 3. Defaults Upon Senior Securities.

      Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders.

      Not Applicable

Item 5. Other Information.

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

      (a) Reports on Form 8-K for the three months ended June 30, 2001

            (i) Report on Form 8-K filed on September 20, 2001, relating to the agreement reached with Mark Issacson relating to his resignation from all offices held in the Company.

      (b) Exhibits

            10.1 Service Agreement between Ambient Corporation and Aquilla Corporation dated August 21, 2001

            10.2 Strategic Alliance Agreement between Ambient Corporation and Aquilla Corporation dated November 2, 2001

            10.3 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments dated November 2, 2001.

            10.4 Agreement between Ambient Corporation and Aryeh Weinberg dated October 29, 2001.

            *10.5 Agreement between Ambient Corporation and Mark Isaacson dated September 6, 2001

            10.6 First Amendment dated November 12, 2001 to Agreement between Ambient Corporation and Mark Isaacson dated September 6, 2001

* Filed as an Exhibit to the Report on Form 8-K filed on September 20, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 14, 2001                 AMBIENT CORPORATION


                                        /s/ Wilfred Kopelowitz
                                        ----------------------------------------
                                        Chief Financial Officer