Form 10KSB
period 2001-12-31
AMBIENT CORP /NY
filed 2002-04-05
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            Annual Report for the fiscal year ended December 31, 2001

                               Ambient Corporation
        (Exact name of Small Business Issuer as specified in its chapter)

Delaware                            0-23723                 98-0166007
(State or Other Jurisdiction        (Commission File        (IRS Employer
of Incorporation)                   Number)                 Identification No.)

               1033 Beacon Street, Brookline, Massachusetts, 02446
                    (Address of Principal Executive Offices)

                                  617-735-9395
         (Small Business Issuer's Telephone Number, including Area Code)

[Mark One]
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer did not report any revenues for the year ended December 31, 2001.

      As of March 28, 2002, there were 26,177,384 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock on April 1, 2002 held by non-affiliates was approximately $4.2 million. Such market value was calculated using the closing price of such common stock as of such date as quoted on the OTC Electronic Bulletin Board.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for in Items 9, 10, 11 and 12 in Part III will be contained in the issuer's definitive proxy statement which the issuer intends to file within 120 days after the end of the Issuer's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                     Part I

Item 1. BUSINESS

Introduction

      Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. Although historically used for low speed data communication, existing electrical power lines have not been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary and patent pending technologies designed to overcome these limitations and has positioned itself as a leading systems integrator for powerline communication. Our proposed powerline communication technology solution entails partnering arrangements with leading telecommunication and other technology companies in order to complete the design, development, testing and commercialization of our solution. We are currently working with technology and utility companies in the design, development and testing of our solution and its various components/technologies.

      We believe that powerline communication holds the promise of providing broadband Internet access over existing electrical lines and home wiring at speeds comparable to cable modem service and to DSL. Management believes further that if and when commercially deployed, powerline communications presents an attractive addition to the services routinely offered by utilities and other providers of electricity.

      The Company was incorporated under Delaware law in June 1996. The principal executive offices of the Company are located at 1033 Beacon Street, Brookline, Massachusetts, 02446.

General Background

High Speed Communications (Broadband)

      The telecommunications industry has changed dramatically over the past decade. Deregulation led to increased competition and tremendous growth, making the telecommunications industry one of the fastest growing industries in the world. Products and services providing consumer access to high-speed communication comprise a multi-billion dollar market in the United States alone. The number of online households in the United States is estimated at 157 million today and by 2006 that figure is estimated to be at approximately 210 million users. As broadband technologies mature, exponential growth in users and services is also occurring. Currently there are approximately 15 million high-speed broadband users. This number is estimated to be in excess of 35 million by 2006.

      Internet communications worldwide can be divided into the "backbone" network and the "access" network. The backbone networks are typically comprised of optical fiber cables between cities, countries and continents that provide essentially unlimited capacity for sending relatively large amounts of data over long distances. However, the optical fiber technology used for the backbone network is too expensive to extend to each individual user. Accordingly, distributing data from the backbone network to homes and business is done via an "access" network, also referred to as the "last mile" network.

      To date, traditional access networks have included modems connected to conventional telephone lines, higher speed digital subscriber telephone lines
(DSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. Powerline communication technology represents an opportunity for electrical utilities to take part in this high growth, high margin industry. In the U.S. alone, there are approximately 125,000,000 electrical utility customers.

      The use of electrical power lines as an access method is, in management's view, an especially attractive proposition given the widespread infrastructure "wiring" already in place. The same electrical wiring that carries electrical power to individual homes and businesses can also transmit high-speed data. However, there are certain infra-structural limitations that have, until recently, effectively precluded the use of conventional electrical power grids as an affordable and achievable access method.

Limitations Inherent in Utilization of Powerline communication Solutions

      Electrical power is generated at a power station and furnished to an urban or rural substation, which services a neighborhood, typically extending over several square miles. The electrical power generated at the power station is sent over relatively high voltage lines and is stepped down to lower voltages at various stages of distribution. At the substation level, a "step-down transformer" reduces the high voltage electrical power generated to "medium" voltage for further distribution within the neighborhood. The "medium" voltage is further reduced by "distribution transformers" typically located on the poles to the lower voltage levels utilized by industrial, commercial and residential premises.

      Distribution transformers are extensive in countries such as the US, where power is supplied to consumers at 120 volts or less, and each transformer needs to be located near its load. However, distribution transformers block the transmission of high frequency data. Accordingly, a "bypass coupler" is needed as a bridge around the distribution transformer.

      The only currently existing option for bypass coupling was to use capacitive couplers, which need to be physically (and therefore electrically) connected directly to the medium voltage lines. To achieve the electrical connection the capacitive coupler needs to include a capacitor that can withstand high voltage, and is therefore relatively expensive to manufacture. The cost of such a key component in the overall system has represented a significant hurdle in the development of an economical solution to offering consumer services over the power distribution infrastructure.

Ambient's Proposed Solution

      Ambient has designed, developed and successfully tested couplers that are designed to achieve high-speed data transfer to and from the neighborhood distribution lines without the need to establish an electrical connection. Our couplers have been designed to slip around overhead low or medium voltage distribution wires. Accordingly, we anticipate that implementation costs of our technology will be significantly lower in comparison to the conventional solutions that attempt to use a capacitive bypass coupler thereby affording a cost effective powerline telecommunications technology solution.

      In order to be deployed, Ambient's solution will need to be integrated with related equipment and technologies that the Company intends to develop in conjunction with third-party technology partners. An integral component of our proposed powerline communications solution are the nodes, or communication controllers that enable the transmission of high frequency signals over electrical lines. We have entered into an agreement with Aquila Technologies Group, Inc., a subsidiary of Canberra Industries (Parent Company, Cogema Instruments, Inc.), a leading provider of research and development and equipment fabrication ("Aquila") pursuant to which Aquila has undertaken to design and develop, and provide support to, the nodes. Additionally, Aquilla undertook to coordinate large scale offshore manufacturing facilities, monitor legislative activities and government funded research activities in the powerline telecommunications technology area and pursue opportunities for our technologies in a variety of other arenas. As of the date of the filing of this report, the Company anticipates that initial prototypes of the equipment for field testing will be available prior to June 30, 2002.

      Our proposed powerline communication technology will also need to be integrated with suitable modems, which convert digital bit streams into high frequency data signals, and back again. Powerline modems need to cope with the particular challenges of power lines, including signal loss and noise. We have entered into an agreement with Design of Systems on Silicon ("DS-2"), a leading Spanish silicon design company, pursuant to which DS-2 will provide modem/communication chipsets that will be integrated into Ambient's communications system network architecture. As of the date of the filing of this report, initial prototypes of the modem are being tested.

      Management believes that active participation of utilities or utility operators is essential to the design and development of our equipment, testing of the proposed solution and eventual successful commercial deployment. In December 2001, we entered into a testing and development agreement with Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States and a subsidiary of Southern Company, a leading energy company and the parent company of five operating utilities in the Southeast region of the United States, pursuant to which we and STI contemplate the design and development of hardware products and a six phase development project to explore and evaluate the feasibility of high speed communications over the utility's electric power delivery infrastructure utilizing both medium voltage primary and low voltage secondary lines. The STI agreement contemplates the development of hardware coupling to such utility's power system, identifying and designing the communications and utility systems architecture and the conduct of field trials. The course of the development plan envisioned under the STI agreement is expected to be completed by the first quarter of 2003. The agreement provides that we and STI together own any jointly created technology resulting from the project. Ambient was granted royalty free licenses to use the jointly developed technology world-wide, except within specified geographic areas within the United States which are reserved to STI.

      In February 2002,we and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between us and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient will pool their efforts to further develop and test the feasibility of Ambient's proposed high speed powerline communications technology with the goal of commercialization of this technology. The agreement with CECONY contemplates the creation of a fully functioning powerline communication demonstration intended to demonstrate medium voltage to low voltage connectivity at speeds, distances and configurations that are mutually agreed upon. Following a successful demonstration, the parties are to hold an initial field trial designed to implement and evaluate connectivity/services in a trial site involving a pre-designated number of residential premises or commercial establishments (the "Small Field Trial"), which the Company anticipates will be initiated by the third quarter of 2002. Following the success of the Small Field Trial, the parties are to expand the field trial to a larger area with significant more sites. Ambient and CECONY will also examine the prospects for the commercialization of Ambient's proposed powerline solution.

      Pursuant to the agreement, CECONY advanced to us in February 2002 the amount of $325,000 in order to commence the demonstration phase. Under the terms of the agreement with CECONY, the advance is repayable only if the Small Field Trial of the proposed solution under conditions specified in the agreement is deemed unsuccessful; otherwise, the amount is subsumed under the royalty agreement with CECONY. The Company has agreed to grant to CECONY a first priority lien on all Company assets to secure the repayment of the advance. The lien is extinguished if the Small Field Trial is successful. Under the Agreement, CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. The Company will have sole rights to any jointly developed technology. The Company anticipates that the demonstration will be initiated in May 2002 and that the Small Field Trial of the proposed technology is to commence by June 2002.

Our Strategy

      Our immediate goal is to complete the design, development and testing of Ambient's proposed powerline communications technology, including the various integral components and technologies being designed and developed by our third party technology and other partners. As the proposed powerline communications solution approaches commercialization, management anticipates that the Company will be advantageously positioned to serve as a leading systems integrator and coordinator for powerline communications, generating revenue from the analysis and design of powerline communications system networks as well as the sale and installation of related equipment.

      To achieve these goals as expeditiously as practicable, the Company has entered into partnering arrangements with telecommunications and other technology companies, as well as utilities or utility operators, as described above. Management intends to continue to pursue this approach as appropriate. Ambient anticipates that the design, development and testing of its proposed powerline communication technology, as well as all of the integral components and other technologies to be designed and developed by our third party technology and utility partners will be completed and ready for commercial deployment by the second quarter of 2003. No assurance can be provided that we will be successful in completing the design and development of such solution (including all of the integral components/technologies to be created by third parties) or, that even if successfully completed, such solution can or will be commercially deployable.

      Once a powerline communications solution is commercially deployed, management believes that revenues and cost savings may be generated from both a consumer basket of services as well as from utility products which are expected to generate to the utility, or the utility operator, significant savings, benefits and additional value. We expect the consumer products' basket to include, initially, high-speed Internet access via existing electrical wiring, with such product offerings as streaming video, alarm monitoring and others to follow. Management anticipates that the utility basket of services may include features such as automatic meter reading (AMR), real-time outage reporting and load balancing/switching allowing utilities to significantly enhance their service offerings to their industrial, commercial, and residential customers. Such services are expected to lead to significant cost savings and additional revenue to utilities and their partners.

      Management also contemplates the possibility that, assuming the deployment of our proposed powerline communication network, as individual utilities evaluate their respective market opportunities and determine the optimum form of their commercial participation, Ambient may, through partnering arrangements, participate in the management and coordination of the delivery of consumer products

      Management also contemplates that prior to the commercialization of our proposed powerline based solution, the Company may be able to generate revenues in the form of fees payable to us by our utility development relations. Such fees are to compensate Ambient for direct out-of-pocket costs associated with the field trials. We anticipate that these payments will be made to us upon the achievement of certain pre-designated development and commercialization milestones.

Potential Applications Relating to Powerline Communications Technology

      Management believes that there are four primary sectors for the proposed powerline communications related products and services: urban, rural, suburban, and underserved/underdeveloped. Each of these sectors has unique characteristics that provide opportunity for powerline communications.

      Urban markets are primarily large cities with densely populated areas and a large number of commercial buildings. The type of distribution system typically used in urban markets is either underground radial or underground network. Within this market, consumers per transformer are typically as high as 12 and in many cases significantly greater. Competition within these areas also tends to be much greater, offsetting some of the benefits of high customer density. Other broadband sources will enjoy a high penetration in many of these areas, making entry of new competitors problematic. Ambient's strategy for the urban sector will be targeted at special situations such as those areas where the competition has not yet been firmly established and/or where in-building powerline based communication could have a significant advantage (e.g., apartments, office complexes, etc.)

      The suburban sector is generally characterized by small neighborhoods that will utilize both the underground radial and overhead radial distribution environments. This market will typically have between six-eight consumers per distribution transformer. Within these area's, broadband solutions are just beginning to develop. Therefore, at present these consumers have fewer options. In addition, their economic status will typically be higher than the other sectors. These factors (less competition, higher potential revenue) make this sector a particularly attractive target.

      The rural markets tend to be large in landmass with a low customer density. The distance between consumers will be much greater than in either urban or suburban areas. Due to the large distance, overhead radial environments are prevalent. Within this environment there are typically one-six homes per transformer. Powerline communications promises special advantages in the rural sector. Build-out of wired systems will be very costly, which has prevented many competing technologies from marketing to this sector. Funding from federal, state or local programs is available and may also stimulate the rural market.

      The underdeveloped sector, generally consisting of third world countries, can especially benefit from powerline-based technology. Many governments are becoming extremely cognizant of their populations' need for basic telephony and Internet services and are interested in establishing these services in areas where they are lacking today.

Competing Technologies

      The competition for the Company's proposed high-speed powerline communications technology originates primarily from non-powerline based providers of broadband capability and, to a lesser extent, from other providers of powerline based capability. Many, if not all, of the providers of this high-speed communications access have substantially greater financial, technological, marketing, personnel and research and development resources than the Company. We expect significant competition from the following:

      I. Powerline telecommunication technology

      Certain companies, including those with significantly greater resources than our company, such as Siemens and Nortell, have undertaken efforts to implement a comprehensive powerline communication based solutions. However, to date, none have, to our knowledge, implemented and commercialized any such solution. Certain other companies, including those with significantly greater resources than our company, provide, we believe, partial powerline based solutions. These include the following: Amperion, a Massachusetts based company that, to the best of management's knowledge, is focusing on developing a medium voltage access solution; Current Technologies, LLC, a Maryland based company; Main.net Power line Communications, Inc., the North American subsidiary of Main.net.com, an Israeli company, which, together with a German utility, began offering Internet service to residents in Mannheim, Germany; PowerComm System, Inc.

      We believe that our core strategy, which attempts principally to partner our proposed powerline based solution with appropriate parties in the communication and service technology areas as well as utilities and other providers of electric power equipment, provides the most viable powerline communication based high-speed solution.

      II. Incumbent Telephone (DSL) Service Providers.

      We face competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other competitive local exchange carriers (CLECs), have greater financial and other resources than us with more established brand awareness in their service areas. However, we expect to be able to distinguish ourselves from these competitors by offering greater speeds for connectivity at lower costs and together with our prospective partners - the utility companies - we envision being able to compensate for the brand awareness and the financial resources of the competitors.

      In addition, our solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

      III. Wireless and Satellite Service Providers.

      Especially in underserved areas, we face competition from fixed-wireless and satellite service providers for voice and high-speed data customers in businesses and residences. Many of these competitors are offering, or may soon offer, technologies and services that will compete with some or all of our service offerings. However, services based on these technologies typically offer communications speeds lower than those supplied by DSL, cable systems, and anticipated speeds from our solution.

      In addition, our solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

      IV. Subscription Television Competition Hardwire Cable.

      Traditional hardwire cable operators are also competitors. Hardwire cable companies generally are well established and known to potential customers of PLC. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. In order to provide such services, however, the current cable infrastructure would require significant capital expenditures. Because of the existing wires of the electrical power grid, the build-out of our powerline based system is not expected to require similar heavy infrastructure costs.

Proprietary Rights

      The Company currently relies on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Company's products and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. The Company has filed several provisional as well as formal patent applications in the United States with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution infrastructures. Beginning with its initial filing for the inductive coupling of a data signal to a power transmission cable with the United States Patent and Trademark Office in 1999, the Company has made several additional filing in the United States and internationally to protect its technology and enhancements. As of March 28, 2002, no patents have yet been issued. There can be no assurance that any patent will be issued in respect of any currently pending application.

      The Company's policy is to require our employees, consultants, other advisors, as well as utility and design partners, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship with the Company shall be the Company's exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

Research & Development

      From the date of inception through December 31, 2001, we have expended a net amount of approximately $4.5 million on research and development (net of $558,195 received in 1998-9 by Ambient Ltd., our Israeli subsidiary, as government participation in its smart card development from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade). During each of calendar year 2001 and 2000 we expended, respectively, $2.9 million and $463,068 on our powerline communications technology development.

      All our design, development, and testing activities are conducted through our premises in Brookline, Massachusetts.

Employees

      Currently we employ 13 full-time employees, all of whom work out of our offices in Brookline Massachusetts.

      The Company's future performance depends highly upon the continued service of the senior members of our management team.

      The Company believes that its future success will also depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that the Company will be able to retain its key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

                                  RISK FACTORS

      In addition to the other information contained in this Annual Report on Form 10-KSB, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

The comprehensive communications infrastructure underlying the Company's proposed powerline solution is in the design, development and testing stage.

      The Company is engaged in the architecture, design, development, implementation and marketing of a proposed comprehensive communication infrastructure which uses electrical power lines as a high-speed communication medium. Current activities are focused on the implementation and marketing of the Company's proposed powerline communications technology solution and system architectures for use on low and medium voltage systems. The proposed powerline communication solution is based on the Company's establishing and maintaining partnership relationships with utilities and electrical power distribution companies and telecommunication and technology companies. While the Company has established contractual relationships with two leading operators of utilities in the United States for the design, development and testing of its proposed communications infrastructure, as well as the design and development of certain integral components, no assurance can be given that these arrangements will achieve their intended results or that they will result in a solution that can be successfully commercialized. The Company is in the process of integrating the solution concept with various other complementary and necessary technologies. The Company anticipates and proposes to have these complementary components and technologies produced by prospective third party partners in the telecommunications and related industries. No assurance can be given that these complementary components or technologies will be successfully developed or technologically feasible or integrated into proposed communications infrastructure or, even if they can be successfully developed and integrated and technologically feasible, that they can be so developed and integrated on commercially acceptable terms and conditions. Once the Company completes the successful design, development and testing of the proposed solution, if ever, its current business model contemplates that, in order to adequately deliver its proposed solution to end-users, the Company will need to enter into collaborative arrangements with third party utilities or other providers of electric power. No assurance can be provided that the Company will be successful in establishing and maintaining these collaborative arrangements on commercially acceptable terms or will be successful in marketing.

Success of the proposed comprehensive communications infrastructure is contingent upon its adoption by utilities and other distributors of electric power.

      The Company's current business and revenue model contemplate, at least initially, that the proposed communication solution will be made available to residential customers and other end-users through the existing infrastructure of utilities or other distributors of electric power. Accordingly, management believes that the Company's success is contingent upon the technological feasibility and commercial and fiscal viability of its proposed communications solution and its acceptance and adoption by utilities and other distributors of electric power. While management believes that the proposed powerline telecommunications solution, once successfully developed and integrated and fully implemented, will prove to be an attractive proposition to utilities and other electric power distributors, it cannot provide any assurance that the utilities or the other distributors of electric power will in fact so adopt or ratify the proposed powerline communications solution. Additionally, management believes that the success of wireless based solution providers overcoming technical challenges and furnishing a reliable, technologically feasible and commercially viable solution for high-speed data transfer may adversely influence the utilities' decision to adopt our proposed solution.

Governmental regulations may delay or preclude the adoption of the proposed solution.

      Utilities and other providers of electric power are ordinarily subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, such as Japan, there may be regulations restricting the transmission of high frequency signals over powerlines, necessitating governmental permission. These regulations may be interpreted in such a manner as to inhibit, delay or preclude the provision of the proposed communications solutions or to require costly modifications to the proposed solution. In addition, regulations in the telecommunications field may also adversely affect the provision of the proposed solution. The Company is attempting to address these regulatory challenges in part by its advisory board, which is staffed with non-employee individuals who have extensive experience in a broad array of professional areas, including in regulatory areas that management believes may be relevant to the industries the Company may become engaged in.

Ambient will require additional financing.

      The Company will require additional financing to maintain its operations as presently conducted. Management estimates that it will need at least $3, million barring any currently unforeseen contingencies, to complete the design, development and testing of the proposed communications infrastructure. The Company has no financing commitments and no assurance can be given that the Company will be able to raise funds on commercially acceptable terms and conditions.

      Additionally, if the Company expands its current operations to include strategic partnerships or mergers or acquisitions, then it will also require additional financing to realize such mergers or acquisitions. Ambient has no current plans to realize mergers or acquisitions, nor commitments for any such financing that may be necessary, and there can be no assurance that it will obtain additional capital when needed or any assurance that any additional financing can be obtained on favorable terms, if at all. Any additional financing is likely to result in dilution to stockholders.

The Company's assets, including the technology underlying the proposed powerline communications infrastructure, is subject to a lien in favor of CECONY.

      In January 2002, the Company entered into an agreement with CECONY to jointly develop and test the technologies underlying the Company's proposed communications solution and infrastructure. The agreement with CECONY contemplates the joint development of products necessary to the provision of powerline communications and provides for discrete demonstration and field trials phases. Pursuant to such agreement, CECONY advanced to the Company $325,000 for the purpose of commencing the demonstration phase. In order to secure the repayment of the advance, Ambient agreed to grant to CECONY a first priority security interest and lien on all of the Company's assets, including the technology underlying the proposed powerline based solution. Under the terms of the CECONY agreement, such lien will be removed if the parties deem the initial field trial to be successful. In the event that either of the parties concludes that the initial field trial is not successful, Ambient will be required to repay such advance, as well as certain other expenses incurred by CECONY. No assurance can be provided that the initial field trial will be successful or that the lien will be removed. The continuation of the lien on the Company's technologies could have a material adverse effect on Company operations, business and prospects.

Ambient has incurred losses in every quarter and year, and it expects losses to continue through the foreseeable future.

      Since Ambient began operations in 1996, the Company has lost money in every quarter and year. Prior to March 2000, when Ambient actively began to engage in the design, development, testing and commercialization of powerline communication technology, it designed, developed and marketed smart-card applications, a business in which the Company is no longer engaged. As of December 31, 2001, Ambient had an accumulated deficit of approximately $59 million, which includes $40 million in non-cash charges primarily related to the issuance of our Common Stock, warrants and the extinguishment of debt. Ambient may not be able to generate sufficient revenue to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

"Going concern" statement in auditor's report may make it difficult to raise new capital.

      We have not had any significant revenues to date. As of December 31, 2001, we had an accumulated deficit of approximately $59 million . The report of the independent auditors on our financial statements for the year ended December 31, 2001 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

Ambient has been in business in the powerline communication field for a short period of time, so your the basis for evaluating the Company is limited.

      Ambient is a development stage company engaged in the design, development and commercialization of its proposed powerline communication infrastructure only since March 2000. As a result, there is a limited history of operations for evaluating the power-line communication technology business. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the market for the provision of rapid power-line telecommunication services. Some of these risks and uncertainties include:

      *The technological feasibility of Ambient's proposed communications solution;

      *The successful implementation of the communications infrastructure which is required to properly deliver to the end-user our proposed communications solution;

      * The Company's ability to establish and maintain relationships with appropriate parties in the electric power distributions and telecommunications industries;

      * The adoption by the electric power distribution of the proposed communications solution;

      * The Company's ability to respond effectively to actions taken by its competitors;

      * The Company and industry's ability to respond effectively to pertinent governmental regulatory concerns and demands;

      * The Company's ability to build its organizational and technical infrastructures to manage its growth effectively;

      * The Company's ability to design, develop and implement effective product offerings; and

      * The Company's ability to retain qualified personnel.

      If Ambient is unsuccessful in addressing these risks and uncertainties, its business, financial condition and results of operations will be materially and adversely affected.

Ambient's ability to manage growth is limited.

      If Ambient expands its management, design and development, testing, quality control, marketing, sales and service and support operations, as well as financial and accounting controls, such expansion could place a significant strain on the Company. If management is unable to manage growth effectively, Ambient's business and financial conditions could be materially adversely affected. Failure to integrate new personnel on a timely basis could also have an adverse effect on the Company's operations. Furthermore, the expenses associated with expanding management team and hiring new employees will likely be incurred prior to the generation of any associated revenues.

The market for Ambient's proposed technologies is unproven.

      The market for rapid power-line data telecommunication is unproven. The use of electrical power-lines for high-speed communication is in an embryonic stage. For Ambient to be successful, utilities other providers of electrical power and telecommunication and technology service companies, as well as end-users, must accept the concept of power-line data telecommunication generally and also adopt the solution that Ambient developed. There can be no assurance that utilization of electrical powerlines as a medium of rapid data transmission will be commercially accepted. Moreover, the high frequency electrical characteristics of the powerlines in some countries or localities may prevent the efficient transmission of high frequency signals, and thus not permit the implementation of Ambient's solution. Further the solution may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of the media access and technology service companies. If the market for power-line based rapid transmission of data does not develop or expand, Ambient's business, financial condition and results of operations would be materially adversely affected.

Ambient faces competition from several sources for its proposed high-speed powerline communications technology.

      The competition for the Company's proposed high-speed powerline communications technology originates primarily from non-powerline based providers of broadband capability and, to a lesser extent, from other providers of powerline based capability. Many, if not all, of the providers of this high-speed communications access have substantially greater financial, technological, marketing, personnel and research and development resources than the Company.

      Numerous companies claim to provide non-powerline based high-speed data transmission. In particular, Internet service providers (ISPs) provide Internet access over existing networks and have nationwide marketing presence and strategic or commercial licenses with telecom carriers, and wireless and satellite service providers have announced plans to expand fixed-wireless networks for high-speed data customers. Cellular operators are establishing portals facilitating access to web and information services.

      Certain companies, including those with significantly greater resources than Ambient, such as Siemens and Nortell, have undertaken efforts to implement comprehensive powerline communication based solutions. However, to date, none have, to the Company's knowledge, implemented and commercialized any such solution. Certain other companies, including those with significantly greater resources than Ambient, provide partial powerline based solutions. These include the following: Amperion, a Massachusetts based company that, to the best of management's knowledge, is focusing on developing a medium voltage access solution; Current Technologies, LLC, a Maryland based company; Main.net Power line Communications, Inc., the North American subsidiary of Main.net, an Israeli company, which, together with a German utility, began offering broadband service to residents in Mannheim, Germany; and PowerComm System, Inc. The Company's management believes that the Company's core strategy, which attempts principally to partner Ambient's proposed powerline based solution with appropriate parties in the communication and service technology areas as well as utilities and other providers of electric power, provides the most viable prospect of a powerline communication based high-speed solution. However, there can be no assurance that Ambient will be able to compete successfully in this market.

      There can be no assurance that other companies will not enter the market in the future. There can be no assurance that development by others of similar or more effective technologies or solutions will not render Ambient's proposed solution non-competitive or obsolete.

New products and rapid technological change may render Ambient vulnerable to technological obsolescence.

      The high-speed data communications industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend in part on the Company's ability to meet changing customer requirements and evolving industry standards. Ambient currently devotes, and intends to continue to devote, resources toward the development of high-speed power-line based data transmission and Internet access. There can be no assurance that the Company will successfully complete the development of these technologies and related products in a timely fashion or that its prospective technologies or future products, if any, will satisfy the needs of the market. There can also be no assurance that products and technologies developed by others will not adversely affect Ambient's competitive position or render its prospective technologies non-competitive or obsolete.

The Company has limited marketing experience and capabilities.

      Ambient has limited marketing experience and limited financial, personnel and other resources to undertake marketing and advertising activities. To date, Ambient has not generated revenues. As is typically the case with newly introduced products or technologies in the design, development and testing stage, the ultimate level of demand is subject to a high degree of uncertainty. Developing market acceptance for proposed high-speed communication medium will require substantial marketing efforts and the expenditure of a significant amount of funds to inform utilities, electrical power distributors, as well as communication service technology companies of the perceived advantages of the proposed solution. There can be no assurance that these marketing efforts will result in demand for, or market acceptance of, the proposed technologies or solution. There can be no assurance that Ambient will be able to market these proposed technologies successfully or that its efforts will result in any significant revenues. Ambient's business model contemplates that the Company will need to establish and maintain commercial relationships with utilities and other providers of electrical power as well as communications service technologies in order to commercialize the proposed solution. There can be no assurance that the Company will be able to identify suitable partners or that, if suitable partners are identified, that it will be able to sign appropriate agreements on acceptable terms.

Ambient has very few employees and is particularly dependent on certain of its key personnel.

      Ambient currently employs 13 full-time employees. Although management believes that the Company maintain a core group sufficient for to effectively conduct its operations, the loss of certain of the Company's key personnel could, to varying degrees, have an adverse effect on Company operations and product development. There can be no assurance that Ambient will be successful in identifying and retaining such personnel on commercially acceptable terms.

      The Company's future success is also dependent upon its continuing ability to retain highly qualified technical personnel to perform research, design, development and testing activities as well as commercialization activities. There is a high demand in the market for qualified technical personnel and competition for such personnel is generally intense.

Ambient's efforts to protect its intellectual property rights may not be adequate.

      Ambient's success depends in part on it proprietary technologies. The Company has filed with the United States Patent and Trademark Office and internationally, provisional and formal, patent applications with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution structures, and for the inductive coupling of a data signal to a power transmission cable. No patents have yet been issued, and no assurance can be given that any patents will be issued. Accordingly, Ambient relies on a combination of copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. The Company's rights relating to powerline communication technology may be challenged and invalidated or circumvented. Others may develop technologies that are similar or superior to Ambient's technologies or duplicate such technologies. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that Ambient may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps the Company has taken will prevent misappropriation of the Company's technologies. In the event that the Company' s intellectual property protection is insufficient to protect its intellectual property rights, Ambient could face increased competition in the market for technologies, which could have a material adverse effect on Ambient's business, financial condition and results of operations.

      Litigation may be necessary in the future to enforce any patents that may be issued and other intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any litigation of these types will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not this litigation is determined adversely to Ambient. In the event of an adverse ruling in any litigation, Ambient might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. Failure to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

Future Sales of Common Stock by Ambient stockholders could have an adverse effect on the market price of Ambient's common stock.

      Ambient has 26,177,384 shares of Common Stock presently issued and outstanding. In addition, there are currently outstanding options or warrants to purchase approximately 22,600,302 shares of our common stock, with exercise prices ranging from a nominal price to $8.00 per share. Of the shares outstanding, there are approximately 4 million shares currently transferable under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to the volume limitations and other conditions of such Rule. The market price of Ambient Common Stock could decline as a result of sales by existing stockholders of a large number of shares of common stock in the market, or the perception that such sales may occur. These sales also might make it more difficult for Ambient to sell equity securities in the future at a time and a price that we deem appropriate.

Ambient's stock price is volatile and could continue to be volatile.

      Investment interest in Ambient Common Stock may not lead to the development of an active or liquid trading market. The market price of Company Common Stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for many hi-tech companies fluctuate widely for reasons that may be unrelated to their business or results of operations. The market price of Ambient's common stock may further decline. General economic, market and political conditions could also materially and adversely affect the market price of the Company's Common Stock and investors may be unable to resell their shares of Common Stock at or above the offering price.

It may be difficult for a third party to acquire the Company.

      Provisions of Delaware law could make it more difficult for a third party to acquire Ambient, even if it would be beneficial to our stockholders.

Penny Stock Regulation is applicable to investment in Ambient shares.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

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

ITEM 3. LEGAL PROCEEDINGS

      On November 9, 2001, an alleged shareholder of the Company, commenced a derivative lawsuit in the Court of Chancery of the State of Delaware against three of the

Company's current and/or former directors, Wilfred Kopelowitz, Michael Widland, and Martin B. Hoffman, its former chief executive officer, Mark Isaacson, and the Company as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties with respect to certain transactions identified in the complaint, resulting in damages to the Company. The complaint seeks rescission of certain transactions, unspecified damages and recovery of plaintiff's fees and costs. On April 1, 2002, all defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted and for failure to adequately plead demand futility. The Company does not believe the lawsuit will have a material adverse effect on its financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is quoted on OTCBB under the symbol "ABTG". The following table sets forth, for the periods indicated the range of high and low sales prices per share of the Company's common stock, as reported on OTCBB.

                                  HIGH     LOW

2001
First Quarter                    $2.59   $ 1.25
Second Quarter                   $1.80   $ 0.70
Third Quarter                    $0.94   $ 0.11
Fourth Quarter                   $0.25   $ 0.15

2000
First Quarter                    $6.25   $1.375
Second Quarter                   $5.31   $ 2.03
Third Quarter                    $4.97   $ 3.03
Fourth Quarter                   $3.28   $1.781

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 28, 2002, there were approximately 134 holders of record of our common stock. We believe that a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Sales of Unregistered Securities During 2001

      Set forth below is a listing of all sales by the Company of unregistered equity securities during 2001, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

1. In November 2001, the Company issued to a stockholder 650,000 shares of the Company's Common Stock, as settlement of certain outstanding disputed issues.

2. In January 2002, the Company issued 1 million shares of its Common Stock to its Chief Engineer at an aggregate purchase price of $200,000.

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

      As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      For the year ended December 31, 2001, the Company incurred net losses aggregating $10 million reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant up-front expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis.

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

      A portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Certain employee stock options which were subject to variable accounting treatment and unvested non-employee stock options which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

      The Company is in the process of designing, developing and testing its proposed high-speed powerline communication solution. The Company intends that its proposed solution will utilize proprietary patent-pending technology designed and developed by the Company as well as the design and development by third-party telecommunications and other technology of integral components and other technologies used in the solution. In the course of 2001, the Company has entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its solution. Subject to raising capital in amounts sufficient to realize its business plans, the Company intends to focus its efforts in the next twelve months to completing the design, development and testing of its proposed powerline communications solution such that such solution is capable of being commercially deployed. As the Company's proposed solution approaches commercialization, if ever, the Company may be required to increase the number of employees. Management does not, however, anticipate a significant investment in plant or equipment.

Agreements with Technology Partners and Utilities

      In consideration of Aquila's agreement to provide support to the Company in the design, engineering and/or manufacturing of certain prototypes, the Company agreed to pay Aquila an amount not to exceed $140,000 and to issue to Aquila five-year warrants to purchase 200,000 of the Company's Common Stock, exercisable at a per share price between $1.25 and $2.50 which vest upon the completion of various phases of the development activities. In June, 2001, we issued to Bechtel options to purchase 180,000 shares of the Company's Common Stock at a per share purchase price between $1.50 and $2.50, in consideration for Bechtel's assistance in formulating compliance standards, developing testing criteria and surveying utility powerline systems.

      Under the Agreement with CECONY, they advanced $325,000 to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution. The Company has agreed to grant to CECONY a first priority lien on all of its assets to secure the repayment of the advance. The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. The Company anticipates that the demonstration will be completed in May 2002 and that the initial field trial of the proposed technology is to commence in June, 2002.

         In December 2001, the Company entered into an agreement with STI to develop certain hardware, identify and design the communications and utility systems architecture and the conduct of field trials. As additional consideration for the licenses granted, in January 2002, the Company issued to STI, warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. The terms of the warrant provide that the if the Company's Common Stock closes at or above $1.50 for 10 consecutive trading days, then the warrant exercise period is reduced and the warrant may be exercised only through the 90th day following such time.

Liquidity

      During September-December 2001, the Company restructured its cost base and reduced its salary outlays by approximately 25%. However, the Company will need to raise additional capital on an immediate basis in order to continue in business. If it is unable to raise at least $1.0 million on an immediate basis, the Company will likely cease to operate as a going entity. Management believes that the Company will need to raise at least $3 million dollars in order to complete the design, development, and testing of the Company's proposed powerline communication such that the solution can be ready to be deployed.

     The Company is actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the Company's research and development activities, including our current obligations pursuant to development agreements with third parties, in order to continue operations and implement our business plans. The financial statements accompanying this report for the year ended December 31, 2001, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on terms acceptable to us. Furthermore, it is anticipated that any such financing will have a dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements, which are included in this report on pages F-1 through F-18, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

      The information called for by items 9, 10, 11 and 12 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1   Certificate of Incorporation of the Company, as amended (1)
3.2   By-Laws of the Company, as amended (1)

3.3   Memorandum of Association of Ambient Israel (1)
3.4   Articles of Association of Ambient Ltd. (1)
3.5   Certificate of Incorporation of PLT Solutions, Inc. (2)
3.6   By-Laws of PLT Solutions, Inc. (2)
3.7   Memorandum of Kliks.com Ltd. (2)
3.8   Articles of Association of Kliks.com Ltd. (2)
3.9   Memorandum of Insulated Connection Corporation, Ltd. (2)
3.10  Articles of Association of Insulated Connection Corporation, Ltd. (2)
4.1   Specimen Stock Certificate (1)
4.2   Form of 10% Promissory Note due January 30, 2000 (2)
4.2.1 Form of 10% Convertible Debenture due February 28, 2002 (2)
4.2.2 Form of Common Stock Purchase Warrant (2)
4.2.3 Warrant Agreement dated as of February 17, 2000 between Ambient and Inglewood Holdings Inc. (2)
4.2.4 Form of Convertible Preferred Stock Warrant (3)
4.2.5 Form of 10% Convertible Debenture due August 2001 (3)
4.2.6 Form of Common Stock Purchase Warrant (4)
4.2.7 Form of Common Stock Option Agreement between the Corporation and certain Executive Officers(4)
10.1  Form of the Company's 1998 Stock Option Plan. (1)
10.2 Form of Registration Rights Agreement dated as of February 15, 2000 between Ambient and Certain Investors (2)
10.3 Form of Amendment, dated June 30, 2000, to Securities Purchase Agreement between Ambient and certain security holders dated as of February 15, 2000. (3)
10.4 Form of Subscription Agreement dated July 2000 between Ambient Corporation and certain investors. (3)
10.5 Form of Subscription Agreement dated July-August 2000 between Ambient Corporation and Certain Investors. (3)
10.6  Form of the Company's Proposed 2000 Equity Incentive Plan. (3)
10.7 Termination Agreement between Ambient Corporation and Aryeh Weinberg dated as of September 4, 2000. (3)
10.8 Amendment dated as of September 1, 2000 to Consulting Agreement between Ambient Corporation and Rivermill Ltd. (3)
10.9 Amendment No. 2 dated August 10, 2000 to Shareholders Agreement among Ambient Corporation, Bernie Wolff and Kliks.com Ltd. (3)
10.10 Termination Agreement between Ambient Corporation and Michael Braunold dated as of September 12, 2000. (3)
10.11 Employment Agreement between Ambient Corporation and Mark Isaacson dated as of September 18, 2000. (3)
10.12 Employment Agreement between Ambient Corporation and Wilfred Kopelowitz dated as of September 29, 2000. (3)
10.13 Employment Agreement between Ambient Corporation and Ram das Rao dated as of September 29, 2000. (3)
10.14 Employment Agreement between Ambient Corporation and John Joyce. (4)
10.15 Employment Agreement between Ambient Corporation and Aaron Fischman dated as of December 29, 2000. (4)
10.16 Consulting Agreement between Ambient Corporation and Aviz Financial, LLC dated as of December 29, 2000.(4)
10.17 Consulting Agreement between Ambient Corporation and Aviz Consulting Limited dated as of December 29, 2000.(4)
10.18 Stock Purchase Agreement between Ambient Corporation and Dr. Yehuda
      Cern.(4)
10.19 Agreement between Ambient Corporation and Cisco Systems Inc. dated as of January 3, 2001.(4)
10.20 Employment Agreement between Ambient Corporation and Dr. Yehuda Cern

10.21 Stock Purchase Agreement between Ambient Corporation and Dr. Yehuda Cern dated as of January 1, 2001.(4)
10.22 Corrected Purchase Money Mortgage Note date as of April 5, 2001 in favor of the Company executed by Mark S. Isaacson, Linda J. Isaacson and The Rashi Realty Trust. (4)
10.23 Mortgage and Security Agreement dated April 3, 2001 executed in favor of Ambient Corporation relating to real property in Brookline, Massachussets.
      (4)
10.24 Mortgage Agreement dated April 16, 2001 executed in favor of Ambient Corporation relating to real property in Nassau County, New York. (4)
10.25 Service Agreement between Ambient Corporation and Bechtel Corporation dated as of February 19, 2001. (5)
10.26 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments, L.P. dated June 15, 2001. (5)
10.27 Finders Agreement between Ambient Corporation and TABAY Holdings, L.L.C. dated as of June 15, 2001. (5)
10.28 Service Agreement between Ambient Corporation and Aquilla Corporation dated August 21, 2001. (6)
10.29 Strategic Alliance Agreement between Ambient Corporation and Aquilla Corporation dated November 2, 2001. (6)
10.30 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments dated November 2, 2001. (6)
10.31 Agreement between Ambient Corporation and Aryeh Weinberg dated October 29, 2001. (6)
10.32 Agreement between Ambient Corporation and Mark Isaacson dated September 6, 2001. (7)
10.33 First Amendment dated November 12, 2001 to Agreement between Ambient Corporation and Mark Isaacson dated September 6, 2001. (6)
10.34 Restated Employment Agreement between Ambient Corporation and John Joyce dated November 16, 2001. *
10.35 Restated Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated December 31, 2001. *
10.36 Settlement Agreement between Ambient Corporation and Wilfred Kopelowitz dated as of April 4, 2002. *
21.1  Subsidiaries of the Company (2)

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

(3) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-43045, and incorporated herein by reference.

(4) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-56764, and incorporated herein by reference.

(5) Filed as an Exhibit to Ambient's Report on From 10-QSB for the three month period ended June 30, 2001 and incorporated herein by reference.

(6) Filed as an Exhibit to Ambient's Report on From 10-QSB for the three month period ended September 30, 2001 and incorporated herein by reference.

(7) Filed as an Exhibit to the Report on Form 8-K filed on September 20, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

(i) Report on Form 8-K dated February 2, 2001

(ii) Report on Form 8-K dated September 20, 2001

     In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.


                                        /s/ John J. Joyce

Date: April 5, 2002                     John J. Joyce
                                        Chief Executive and Financial Officer
                                        and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                               Date

/s/  Michael Widland                Director                      April 5, 2002

Michael Widland

/s/ Judah Marvin Feigenbaum         Director                      April 5, 2002

Judah Marvin feigenbaum

/s/ Michael Braunold                Director                      April 5, 2002

Michael Braunold

                               AMBIENT CORPORATION

                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statement of Changes in Stockholders' Equity (Deficit)                   F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Ambient Corporation.

We have audited the accompanying consolidated balance sheets of Ambient Corporation. ("the Company") (a development-stage company) and its subsidiaries at December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2001, and for the period from June 1, 1996 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the consolidated results of operations, comprehensive loss, stockholders' equity (deficit) and its cash flows for the two years ended December 31, 2001, and for the period from June 1, 1996 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Brightman Almagor & Co.

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte & Touche

Tel-Aviv, Israel
March 25, 2002

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                      2001            2000
ASSETS
CURRENT ASSETS
  Cash and  cash equivalents                                      $    177,340    $  7,052,929
  Convertible note receivable                                               --         250,000
  Loan receivable, Officer                                                  --          17,996
  Receivables and prepaid expenses                                      63,590         226,746
                                                                  ------------    ------------

       Total current assets                                            240,930       7,547,671

Loan receivable, Officer                                                70,000          65,677
Long-term  investment                                                       --          90,000
Investment in affiliate                                                     --       1,016,842
Property and equipment, net                                            153,654         144,267
                                                                  ------------    ------------

       Total assets                                               $    464,584    $  8,864,457
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term borrowings                                           $         --    $     10,243
  Accounts payable                                                     431,501         201,888
  Accrued expenses and other current liabilities                       211,255         657,899
                                                                  ------------    ------------

       Total current liabilities                                       642,756         870,030
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible Preferred Stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding             --              --
  Common stock, $.001 par value;
   100,000,000 shares authorized; 26,177,384 and 21,375,794
    issued and outstanding, respectively                                26,178          21,376
  Additional paid-in capital                                        59,317,682      61,133,173
  Deficit accumulated during the development stage                 (58,748,997)    (48,719,414)
   Less: Note receivable - stockholder                                (200,000)             --
   Less: deferred compensation                                        (573,035)     (4,440,708)
                                                                  ------------    ------------

       Total stockholders' equity (deficit)                           (178,172)      7,994,427
                                                                  ------------    ------------

       Total liabilities and stockholders' equity (deficit)       $    464,584    $  8,864,457
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        Cumulative
                                                                                  Year                From Inception
                                                                                  Ended                     to
                                                                                December 31,           December 31,
                                                                            2001            2000            2001
                                                                       ------------    ------------    ------------
Expenses

Research and Development (1)                                           $  2,856,815    $    463,038    $  5,041,690
Less - Participation by the Office of the
    Chief Scientist of the State of Israel                                       --              --         558,195
                                                                       ------------    ------------    ------------
                                                                          2,856,815         463,038       4,483,495

Operating, general and administrative expenses (1)                        5,346,962       3,391,571      11,553,107
Stock based compensation - net                                              413,651      14,724,328      16,198,713
                                                                       ------------    ------------    ------------

Total expenses                                                            5,760,613      18,115,899      27,751,820
                                                                       ------------    ------------    ------------

Operating loss                                                           (8,617,428)    (18,578,937)    (32,235,315)

Legal settlement                                                                 --      (1,512,500)     (1,512,500)
Interest expense                                                               (885)       (397,921)       (675,513)
Noncash financing expense                                                        --      (1,500,000)     (1,600,000)
Beneficial conversion feature of convertible debt                                --      (3,878,260)     (3,878,260)
Amortization of deferred financing costs                                         --      (5,089,144)     (5,752,015)
Interest income                                                              95,572          225267         320,839
Write-off of Investment and convertible note receivable                    (490,000)             --        (490,000)
Company's share in net losses of affiliate                               (1,016,842)       (335,365)     (1,352,207)
                                                                       ------------    ------------    ------------

Loss before minority interest and extraordinary item                    (10,029,583)    (31,066,860)    (47,174,971)

Minority interest in subsidiary loss                                             --          25,000          25,000
                                                                       ------------    ------------    ------------

Loss before extraordinary item                                          (10,029,583)    (31,041,860)    (47,149,971)

Extraordinary item - loss on extinguishment of debt                              --      (9,778,167)     (9,778,167)
                                                                       ------------    ------------    ------------

Net loss                                                                (10,029,583)    (40,820,027)    (56,928,138)

Deemed dividends on convertible preferred stock                                  --      (1,820,859)     (1,820,859)
                                                                       ------------    ------------    ------------

Net loss attributable to common stockholders                           $(10,029,583)   $(42,640,886)   $(58,748,997)
                                                                       ============    ============    ============

Basic and diluted loss per share:
     Net loss before  extraordinary item                               $      (0.42)   $      (2.89)
     Extraordinary loss from extinguishment of debt                              --           (0.91)
                                                                       ------------    ------------

    Net loss                                                           $      (0.42)   $      (3.81)
                                                                       ============    ============

Weighted average number of shares outstanding                            23,724,000      10,725,464
                                                                       ============    ============

(1) Excludes non-cash, stock based compensation expense as follows:
    Research and development                                           $    843,294    $         --    $    843,294
    Operating, general and administrative, net                             (429,643)     14,724,328      15,355,419
                                                                       ------------    ------------    ------------

                                                                       $    413,651    $ 14,724,328    $ 16,198,713
                                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Convertible
                                                                                    Preferred Stock           Common Stock
                                                                                   Shares     Amount       Shares      Amount
                                                                                 ----------  --------    -----------  ---------
Issuance of common stock to founders for nominal consideration - July 1996                   $             2,028,833   $  2,029
Issuance of common stock to employees for services - September 1996                                            5,000          5
Issuance of common stock to employees for services - October 1996                                            195,333        195
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 1996                                                              --        --      2,229,166      2,229

Issuance of common stock to employees for services - March 1997                                               20,000         20
Issuance of common stock to employees for services - August 1997                                              84,167         84
Stock issued in connection with private placement of notes - September 1997                                   60,000         60
Issuance of common stock to advisor for services - September 1997                                              6,000          6
Stock issued in connection with private placement of notes - October 1997                                     20,000         20
Amortization of deferred stock - based compensation
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 1997                                                              --        --      2,419,333      2,419

Stock issued pursuant to consulting agreement                                                                 75,000         75
Initial public offering in February 1998                                                                     525,000        525
Stock issued in connection with short-term debt financing                                                     20,000         20
Additional stock pursuant to founders agreement for nominal consideration                                     35,000         35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 1998                                                              --        --      3,074,333      3,074

Stock issued pursuant to consulting agreement - January 1999                                                   4,000          4
Stock issued pursuant to consulting agreement - February 1999                                                 15,000         15
Stock issued pursuant to consulting agreement - February 1999                                                 22,500         23
Stock issued pursuant to consulting agreement - April 1999                                                    15,000         15
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 1999                                                              --        --      3,130,833      3,131

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000                                          3,490,000      3,490
Stock issued pursuant to consulting agreement - February 2000                                                700,000        700
Stock issued pursuant to consulting agreement - February 2000                                                180,000        180
Stock issued pursuant to consulting agreement - February 2000                                                 70,000         70
Stock issued pursuant to consulting agreement - February 2000                                                 25,000         25
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and
November 2000
Stock issued pursuant to consulting agreement - February 2000                                                589,750        590
Stock issued pursuant to consulting agreement - February 2000                                                300,000        300
Stock issued pursuant to consulting agreement - March 2000                                                   250,000        250
Stock issued pursuant to consulting agreement - March 2000                                                   100,000        100
Stock issued pursuant to consulting agreement - March 2000                                                   346,250        346
Stock issued pursuant to consulting agreement - March 2000                                                   200,000        200
Stock issued for services - May 2000                                                                          67,250         67
Stock issued pursuant to settlement agreement                                                                250,000        250
Common stock issued in private placement, net of offering costs - July 2000                                1,000,000      1,000
Preferred stock issued in private placement, net of offering costs - August 200   1,125,000     1,125
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                              200,000        200
Stock issued upon conversion of debentures - September and November 2000                                   5,000,000      5,000
Stock issued upon conversion of debentures - November 2000                                                 3,711,711      3,712
Stock issued upon conversion of preferred stock - November 2000                  (1,125,000)   (1,125)     1,125,000      1,125
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                                         640,000        640
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 2000                                                              --        --     21,375,794     21,376

Common stock issued in private placement, net of offering costs - March 2001                                 350,000        350
Common stock issued for purchase of minority interest                                                        400,000        400
Stock issued pursuant to consulting agreement - March 2001                                                   650,000        650
Stock issued pursuant to consulting agreement - April 2001                                                   202,500        203
Common stock issued in private placement, net of offering costs - June 2001                                1,299,090      1,299
Stock issued as finders fee - June 2001                                                                      250,000        250
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001                                                                    650,000        650
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001                                                    1,000,000      1,000
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                 ----------  --------    -----------  ---------

Balance - December 31, 2001                                                              --  $           $26,177,384  $  26,178
                                                                                 ==========  ========    ===========  =========

                                                                                Additional       Note
                                                                                 Paid-in       Receivable    Deferred
                                                                                 Capital      Stockholder  Compensation
                                                                               ------------   -----------  ------------
Issuance of common stock to founders for nominal consideration - July 1996     $               $            $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 1996                                                              --           --             --

Issuance of common stock to employees for services - March 1997                      50,000                     (50,000)
Issuance of common stock to employees for services - August 1997                    336,668                    (336,668)
Stock issued in connection with private placement of notes - September 1997         239,940
Issuance of common stock to advisor for services - September 1997                    23,994
Stock issued in connection with private placement of notes - October 1997            79,980
Amortization of deferred stock - based compensation                                                             145,556
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 1997                                                         730,582           --       (241,112)

Stock issued pursuant to consulting agreement                                       654,925                    (655,000)
Initial public offering in February 1998                                          3,432,502
Stock issued in connection with short-term debt financing                            99,980
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units                               21,600
Options granted pursuant to consulting agreement                                      1,600                      (1,600)
Amortization of deferred stock - based compensation                                                             658,029
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 1998                                                       4,941,189           --       (239,683)

Stock issued pursuant to consulting agreement - January 1999                          7,996                      (8,000)
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999                        69,977                     (70,000)
Stock issued pursuant to consulting agreement - April 1999                           12,173                     (12,188)
Warrants issued pursuant to consulting agreement - April 1999                        10,260
Amortization of deferred stock - based compensation                                                             325,808
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 1999                                                       5,041,595           --         (4,063)

Waiver of liability due to related party - January 2000                              75,328
Stock issued in respect of extinguishment of debt - February 2000                10,466,510
Stock issued pursuant to consulting agreement - February 2000                     2,099,300                  (2,100,000)
Stock issued pursuant to consulting agreement - February 2000                       539,820                    (540,000)
Stock issued pursuant to consulting agreement - February 2000                       192,430                    (192,500)
Stock issued pursuant to consulting agreement - February 2000                        68,725                     (68,750)
Warrants issued pursuant to consulting agreement - February 2000                  1,500,000                  (1,500,000)
Warrants issued to convertible debenture holders - February, April and
November 2000                                                                     1,144,805
Stock issued pursuant to consulting agreement - February 2000                     1,768,660                  (1,769,250)
Stock issued pursuant to consulting agreement - February 2000                     1,246,560                  (1,246,860)
Stock issued pursuant to consulting agreement - March 2000                        1,499,750                  (1,500,000)
Stock issued pursuant to consulting agreement - March 2000                          587,400                    (587,500)
Stock issued pursuant to consulting agreement - March 2000                        2,033,873                  (2,034,219)
Stock issued pursuant to consulting agreement - March 2000                        1,149,800                  (1,150,000)
Stock issued for services - May 2000                                                130,196
Stock issued pursuant to settlement agreement                                     1,312,250
Common stock issued in private placement, net of offering costs - July 2000       1,799,000
Preferred stock issued in private placement, net of offering costs - August 200   1,819,734
Warrants issued to convertible debenture holders - July through September 2000    3,447,147
Warrants issued in connection with private placement - September 2000               410,495
Stock and stock options issued pursuant to severance agreement - September 2000   1,756,042                  (1,756,242)
Stock issued upon conversion of debentures - September and November 2000            795,680
Stock issued upon conversion of debentures - November 2000                        8,490,545
Stock issued upon conversion of preferred stock - November 2000
Stock options issued to employees                                                 4,059,080                  (4,059,080)
Stock options issued to consultants                                               1,999,329                  (1,999,329)
Stock options and warrants exercised
Beneficial conversion feature of debentures issued                                3,878,260
Deemed dividend on convertible preferred stock                                    1,820,859
Amortization of deferred stock - based compensation                                                          16,067,085
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 2000                                                      61,133,173           --     (4,440,708)

Common stock issued in private placement, net of offering costs - March 2001        308,153
Common stock issued for purchase of minority interest                               862,000                    (862,400)
Stock issued pursuant to consulting agreement - March 2001                          992,413                    (993,063)
Stock issued pursuant to consulting agreement - April 2001                          309,623                    (309,825)
Common stock issued in private placement, net of offering costs - June 2001       1,133,531
Stock issued as finders fee - June 2001                                                (250)
Warrants issued pursuant to consulting agreement - June 2001                         90,648                     (90,648)
Warrants issued pursuant to consulting agreement - August 2001                       12,553                     (12,553)
Warrants issued pursuant to consulting agreements - November 2001                    13,087                     (13,087)
Stock issued for services - November 2001                                           109,850                    (110,500)
Warrants issued pursuant to consulting agreements - December 2001                     4,355                      (4,355)
Common stock issued for note receivable - December 2001                             199,000     (200,000)
Re-measurement of deferred compensation                                          (5,235,512)                  3,526,232
Cancellation of options and warrants                                               (614,941)                    614,941
Amortization of deferred stock - based compensation                                                           2,122,931
Net loss
                                                                               ------------    ---------    -----------

Balance - December 31, 2001                                                      59,317,682    $(200,000)   $  (573,035)
                                                                               ============    =========    ===========

                                                                                  Deficit
                                                                                Accumulated
                                                                                  During
                                                                                Development
                                                                                   Stage          Total
                                                                                -----------    ------------
Issuance of common stock to founders for nominal consideration - July 1996       $             $      2,029
Issuance of common stock to employees for services - September 1996                                       5
Issuance of common stock to employees for services - October 1996                                       195
Net loss                                                                           (693,995)       (693,995)
                                                                               ------------    ------------

Balance - December 31, 1996                                                        (693,995)       (691,766)

Issuance of common stock to employees for services - March 1997                                          20
Issuance of common stock to employees for services - August 1997                                         84
Stock issued in connection with private placement of notes - September 1997                         240,000
Issuance of common stock to advisor for services - September 1997                                    24,000
Stock issued in connection with private placement of notes - October 1997                            80,000
Amortization of deferred stock - based compensation                                                 145,556
Net loss                                                                         (1,432,815)     (1,432,815)
                                                                               ------------    ------------

Balance - December 31, 1997                                                      (2,126,810)     (1,634,921)

Stock issued pursuant to consulting agreement                                                             0
Initial public offering in February 1998                                                          3,433,027
Stock issued in connection with short-term debt financing                                           100,000
Additional stock pursuant to founders agreement for nominal consideration                                35
Warrants issued pursuant to private placement of units                                               21,600
Options granted pursuant to consulting agreement                                                          0
Amortization of deferred stock - based compensation                                                 658,029
Net loss                                                                         (2,820,314)     (2,820,314)
                                                                               ------------    ------------

Balance - December 31, 1998                                                      (4,947,124)       (242,544)

Stock issued pursuant to consulting agreement - January 1999                                              0
Stock issued pursuant to consulting agreement - February 1999                                            15
Stock issued pursuant to consulting agreement - February 1999                                             0
Stock issued pursuant to consulting agreement - April 1999                                                0
Warrants issued pursuant to consulting agreement - April 1999                                        10,260
Amortization of deferred stock - based compensation                                                 325,808
Net loss                                                                         (1,131,404)     (1,131,404)
                                                                               ------------    ------------

Balance - December 31, 1999                                                      (6,078,528)     (1,037,865)

Waiver of liability due to related party - January 2000                                              75,328
Stock issued in respect of extinguishment of debt - February 2000                                10,470,000
Stock issued pursuant to consulting agreement - February 2000                                             0
Stock issued pursuant to consulting agreement - February 2000                                             0
Stock issued pursuant to consulting agreement - February 2000                                             0
Stock issued pursuant to consulting agreement - February 2000                                             0
Warrants issued pursuant to consulting agreement - February 2000                                          0
Warrants issued to convertible debenture holders - February, April and
November 2000                                                                                     1,144,805
Stock issued pursuant to consulting agreement - February 2000                                             0
Stock issued pursuant to consulting agreement - February 2000                                             0
Stock issued pursuant to consulting agreement - March 2000                                                0
Stock issued pursuant to consulting agreement - March 2000                                                0
Stock issued pursuant to consulting agreement - March 2000                                                0
Stock issued pursuant to consulting agreement - March 2000                                                0
Stock issued for services - May 2000                                                                130,263
Stock issued pursuant to settlement agreement                                                     1,312,500
Common stock issued in private placement, net of offering costs - July 2000                       1,800,000
Preferred stock issued in private placement, net of offering costs - August 200                   1,820,859
Warrants issued to convertible debenture holders - July through September 2000                    3,447,147
Warrants issued in connection with private placement - September 2000                               410,495
Stock and stock options issued pursuant to severance agreement - September 2000                           0
Stock issued upon conversion of debentures - September and November 2000                            800,680
Stock issued upon conversion of debentures - November 2000                                        8,494,257
Stock issued upon conversion of preferred stock - November 2000                                           0
Stock options issued to employees                                                                         0
Stock options issued to consultants                                                                       0
Stock options and warrants exercised                                                                    640
Beneficial conversion feature of debentures issued                                                3,878,260
Deemed dividend on convertible preferred stock                                                    1,820,859
Amortization of deferred stock - based compensation                                              16,067,085
Net loss                                                                        (42,640,886)    (42,640,886)
                                                                                -----------    ------------

Balance - December 31, 2000                                                     (48,719,414)      7,994,427

Common stock issued in private placement, net of offering costs - March 2001                        308,503
Common stock issued for purchase of minority interest                                                     0
Stock issued pursuant to consulting agreement - March 2001                                                0
Stock issued pursuant to consulting agreement - April 2001                                                0
Common stock issued in private placement, net of offering costs - June 2001                       1,134,830
Stock issued as finders fee - June 2001                                                                   0
Warrants issued pursuant to consulting agreement - June 2001                                              0
Warrants issued pursuant to consulting agreement - August 2001                                            0
Warrants issued pursuant to consulting agreements - November 2001                                         0
Stock issued for services - November 2001                                                                 0
Warrants issued pursuant to consulting agreements - December 2001                                         0
Common stock issued for note receivable - December 2001                                                   0
Re-measurement of deferred compensation                                                          (1,709,280)
Cancellation of options and warrants                                                                      0
Amortization of deferred stock - based compensation                                               2,122,931
Net loss                                                                        (10,029,583)    (10,029,583)
                                                                               ------------    ------------

Balance - December 31, 2001                                                    $(58,748,997)   $   (178,172)
                                                                               ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                     Cumulative
                                                                                              Year                 From Inception
                                                                                              Ended                      to
                                                                                            December 31,            December 31,
                                                                                        2001            2000             2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $(10,029,583)   $(42,640,886)    (58,748,997)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                        123,106          43,456         327,584
    Amortization of note discount                                                             --       5,089,144       5,107,144
    Cancellation of Officer loans in settlement of employment contract                   654,447              --         654,447
    Loss on sale of fixed assets                                                           3,836           2,482          20,135
    Beneficial conversion feature of convertible debt                                         --       3,878,260       3,878,260
    Deemed dividends on convertible preferred stock                                           --       1,820,859       1,820,859
    Financing,  consulting and other expenses paid via the
       issuance of common stock and warrants                                             413,651      27,313,015      29,542,591
    Increase (decrease) in net liability for severance pay                                    --              --          15,141
    Accrued interest on loans and notes payable                                               --              --         210,016
    Company's share in net losses of affiliates                                        1,016,842         335,365       1,352,207
    Minority interest in subsidiary loss                                                      --         (25,000)        (25,000)
    Write-off of convertible note receivable                                             400,000              --         400,000
    Write-down of long term investment                                                    90,000          80,000         835,000
    Write-off of fixed assets                                                                 --         115,613         136,066
    Increase (decrease) in cash attributable to changes in assets and liabilities
       Receivables and prepaid expenses                                                  163,156        (129,650)         25,640
       Accounts payable                                                                  198,193          51,442         233,355
       Other current liabilities                                                        (415,224)        413,977         301,911
                                                                                    ------------    ------------    ------------

Net cash used in operating activities                                                 (7,381,576)     (3,651,923)    (13,913,641)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
    Loan provided to another company                                                          --              --        (835,000)
    Purchase of convertible promissory note                                             (150,000)       (250,000)       (400,000)
    Investment in affiliated company                                                          --        (375,000)       (375,000)
    Additions to property and equipment                                                 (136,329)       (170,526)       (678,674)
    Proceeds from disposal of fixed assets                                                    --              --          42,100
    Loans to Officers                                                                 (2,072,000)        (65,677)     (2,137,677)
    Repayment of loans to Officer                                                      1,431,226              --       1,431,226
    Decrease in restricted cash                                                               --          84,820              --
                                                                                    ------------    ------------    ------------

Net cash used in investing activities                                                   (927,103)       (776,383)     (2,953,025)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of share capital                                        1,443,333       3,442,720       4,888,317
    Proceeds from issuance of notes payable                                                   --              --       1,000,000
    Net proceeds from issuance of convertible debentures                                      --       9,148,262       9,148,262
    Repayment of notes payable                                                                --              --        (400,000)
    Proceeds of loans from shareholders, net                                                  --              --         919,600
    Repayment of loans from shareholders                                                      --              --        (968,000)
    Proceeds from long-term bank credit                                                       --              --          95,969
    Repayment of long-term bank credit                                                        --          (9,951)        (87,996)
    Increase (decrease) in short term bank credit                                        (10,243)       (130,660)        (32,004)
    Public offering of common stock                                                           --              --       3,433,027
    Repayment of short-term debt                                                              --        (250,000)       (250,000)
    Proceeds from short-term debt                                                             --         250,000         274,038
    Loans to affiliate                                                                        --        (977,207)       (977,207)
                                                                                    ------------    ------------    ------------

Net cash provided by financing activities                                              1,433,090      11,473,164      17,044,006
                                                                                    ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (6,875,589)      7,044,858         177,340

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        7,052,929           8,071              --
                                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $    177,340    $  7,052,929    $    177,340
                                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Noncash financing and investing activities for the year ended December 31, 2000

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

      During 1999 the Company ceased its research and design efforts in the smart card interface technology area and commenced the design, development, implementation and marketing of a proposed comprehensive communication infrastructure, which uses the electrical power distribution grid as a high-speed telecommunication medium. The Company's proposed powerline telecommunication solution is based on establishing and maintaining partnership relationships with utilities and electrical power distribution companies, as well as developing and maintaining business relations with telecommunication service and technology companies.

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

      The Company has not generated any revenues to date, and is considered to be in the development stage. Business activities to date have focused on research and development, marketing and raising of capital and financing. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts and is subject to other risks affecting the business of the Company. (See Note 3).

Note 2 - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its' wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited ("ICC"), and PLT Solutions, Inc. ("PLT"). All inter-company balances and transactions have been eliminated in consolidation. At December 31, 2000 an employee held a 9.9% minority interest in the Company's subsidiary, PLT, which was subsequently purchased and merged into the Company.

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

      See Note 11 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      Research and Development Costs

      Research and development costs are charged to operations as incurred.

      Income Taxes

      The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

      Concentrations

      Cash and cash equivalents are, for the most part, maintained with a major financial institution in the United States. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

      Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

      Comprehensive Income (Loss)

      FASB Statement No. 130, "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

      Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company had no significant business combinations after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement changes the accounting for goodwill from an amortization method to an impairment only approach. As of December 31, 2001 he Company has no unamortized goodwill.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS 144 as of January 1, 2002, but does not believe the statement will have a material effect on its consolidated financial statements.

Note 3 - Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $10,029,583 for the year ended December 31, 2001. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed telecommunication medium. Management is actively seeking additional capital that will provide funds needed to fund the research and development in order to fully implement its business plans. In addition, management has established and implemented plans designed to reduce the monthly level of operating expenditures.

      There is no assurance, however, that additional capital will be available to the Company and the inability to obtain such financing would have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

Note 4 - Convertible Note Receivable

      In July 2000, the Company invested in a $250,000 convertible promissory note of a privately-held company active in the development of high-speed chips. The note bears interest at the rate of 6% per annum. The note is convertible into common stock based on the price per share of a future financing of this company. Additionally, the Company received warrants to purchase common stock of this company in connection with this investment. In February 2001, the Company purchased an additional $150,000 convertible note under the same terms. The note became due in July 2001. The Company wrote off the note receivable after evaluating prospects for collection, including a review of the company's financial condition and the note's default status.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Officer Loan

      In connection with the proposed relocation of the Company's headquarters in 2001, the Company advanced an interest-free loan to its Chief Financial Officer, for the purchase of a home in the New York Metropolitan area, in the principal amount of $70,000, which loan matures on July 30, 2006. Collateral for the loan is a security interest in such residence. Subsequently the Company suspended its plans to relocate.

Note 6 - Property And Equipment

                                                              December 31,
                                                              ------------
                                                         2001             2000
                                                         ----             ----

Computers                                              $102,896         $ 56,599
Machinery and equipment                                  54,411           19,552
Furniture and office equipment                           86,516           83,097
                                                       --------         --------

                                                        243,823          159,248
Less - accumulated depreciation                          90,169           14,981
                                                       --------         --------

                                                       $153,654         $144,267
                                                       ========         ========

      Depreciation expense was $ 123,106 and $ 43,456 for the years ended December 31, 2001 and 2000, respectively.

Note 7 - Investment in Affiliate

      The Company owns a 49% interest Kliks.com Ltd.("Kliks") which was engaged in designing and establishing a nationwide internet screen phone network in Israel. Kliks was established in February 2000 and has recently ceased to operate. The Company has invested a total of $1,352,207 in the form of equity capital and loans.

      The Company applies the equity method of accounting for its investment in Kliks and has recorded a charge to operations in the amount of $1,016,842 and $335,365 representing its share of the loss for the year ended December 31, 2001 and 2000, respectively.

Note 8 - Other Current Liabilities

                                                              December 31,
                                                              ------------
                                                          2001            2000
                                                          ----            ----
Accrued payroll and payroll taxes                       $ 50,000        $421,644
Accrued liabilities                                      161,255         187,746
Accrued interest                                              --          48,509
                                                        --------        --------

                                                        $211,255        $657,899
                                                        ========        ========

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt Financings

      Notes Payable

      In February 2000, the Company converted principal and accrued interest of approximately $700,000 and 120,000 warrants into 3,490,000 shares of the Company's common stock. The Company recorded an extraordinary charge in the amount of $9,778,167 on conversion of the notes.

      10% Convertible Debentures

      In February 2000, the Company signed an agreement to issue $2 million of 10% Convertible Debentures and 1,250,000 Warrants to private investors. The Debentures were convertible into shares of the Company's Common Stock at the rate of $ 0.40. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $571,636 representing the beneficial conversion feature of the debt. The warrants are exercisable into common stock at the rate of $1.00 per share for a three-year period. The Company recorded a discount of $1,144,804 to reflect the fair value of the Warrants.

      In September through November 2000, pursuant to the terms of the debentures, the investors converted the $2 million of the 10% convertible debentures purchased into 5,000,000 shares of Common Stock.

      Convertible Debentures

      During the third quarter of 2000, the Company issued $8,345,500 of one-year convertible debentures to private investors. The debentures are convertible only upon the approval of the Company's stockholders to increase the authorized shares of the Company's common stock. At such time the debentures convert automatically into shares of common stock. In November 2000, pursuant to the approval of the Company's stockholders, the debentures automatically converted into 3,711,711 shares of common stock. Additionally, pursuant to the subscription agreement, the Company issued 3,711,711 common stock purchase warrants. The warrants are exercisable at prices ranging from $3.50 to $8.00 per share. The Company recorded a discount of $3.4 million to reflect the fair value of the Warrants, determined using the Black-Scholes pricing model. The unamortized portion of the discount was charged to operations in the period the debentures were converted. In accordance with EITF 98-5, the Company has recorded financing expense in the amount of $3.3 million representing the beneficial conversion feature of this debt.

      In connection with the sale of Debentures, the Company issued warrants to placement agents to purchase up to 770,000 shares of Common Stock, 70,000 an with exercise price of $2.00 and 700,000 at $4.50 per share.

Note 10 - Income Taxes

      At December 31, 2001, the Company had available $30 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2016 through 2021, and $2.5 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

      Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                          December 31,
                                                          ------------
                                                     2001               2000
                                                     ----               ----

Net operating loss carryforwards                 $12,969,192       $  9,440,958
Stock based compensation                             457,960          1,124,838
Other                                                540,883            134,146
                                                 -----------       ------------
      Total deferred tax assets                   13,968,035         10,699,942
      Valuation allowance                        (13,968,035        (10,699,942)
                                                 -----------       ------------

      Net deferred tax assets                    $        --       $         --
                                                 ===========       ============

Note 11 - Stockholders' Equity

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

      The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

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

      Option activity for 2000 and 2001 is summarized as follows:

                                                                                   Weighted
                                                        Options                     Average
                                                        -------                    Exercise
                                            Plan        Non-plan        Total        Price
                                            ----        --------        -----        -----
Options outstanding, January 1, 2000        170,000            --       170,000    $      .81
    Granted                               1,579,500     4,985,000     6,564,500          1.16
                                         ----------    ----------    ----------    ----------
Options outstanding, December 31, 2000    1,749,500     4,985,000     6,734,500          1.15
    Granted                               1,000,000     1,900,000     2,900,000           .45
    Forfeited                              (445,000)   (1,110,000)   (1,155,000)         1.18
                                         ----------    ----------    ----------    ----------
Options outstanding, December 31, 2001    2,304,500     5,775,000     8,079,500    $      .73
                                         ==========    ==========    ==========    ==========

Shares of common stock available for
  future grant under the plan             2,460,500
                                         ==========

      In January 2002, the Company granted an additional 2 million options under the plan, exercisable at $.50 per share to various employees of the Company.

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                 Options Exercisable
                                                     Weighted Average              Weighted Average
                                                        Remaining
             Range of              Number         Contractual   Exercise        Number             Exercise
              Price             Outstanding           Life        Price       Exercisable            Price
              -----             -----------           ----        -----       -----------            -----
         $.01                      370,000            8.71        $0.01          370,000             $0.01
         $.35-.50                2,900,000            9.90         0.45          125,000              0.50
         $.8125-1.00             3,860,000            9.19         0.99        3,044,293              0.99
         $1.97-2.50                949,500            8.95         2.21          197,900              2.20
                                 ---------            ----         ----        ---------             -----

         $.01-$2.50              8,079,500            5.84        $ .73        3,737,193             $0.96
                                 =========            ====        =====        =========             =====

      Weighted-average grant date fair value of options granted under the Plans in 2001 and 2000, under the Black-Scholes option pricing model, was $.14 and $1.52 per option, respectively.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The Company has adopted the pro forma disclosure provisions of SFAS No.
      123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                      Year ended
                                                      December 31,
                                               2001                    2000
                                               ----                    ----
Net loss
    As reported                            ($10,029,583)           ($42,640,886)
    Proforma                                (10,216,147)            (42,837,740)

Loss per share
    As reported                                    (.42)                  (3.81)
    Proforma                                       (.43)                  (3.99)

      The fair value of each option granted in 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              Year ended
                                                              December 31,
                                                          2001            2000
                                                          ----            ----

Risk free interest rates                                   4.63%           5.30%
Expected option lives (in years)                           4.00            4.24
Expected volatilities                                      133.%             70%
Expected dividend yields                                   None            None

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

      o In July through September 2000, in connection with a private placement of common stock, convertible preferred stock and convertible debentures (see Notes 9 and 11) the Company issued a total of 5.8 million warrants with exercise prices ranging from $3.50 to $8.00. The warrants expire in four years.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      o In September 2000, in connection with the private placement the Company issued 700,000 and 70,000 warrants with an exercise price of $4.50 and $2.00, respectively, as a placement agent fee.

      o In March through June 2001, in connection with a private placement of Common Stock the Company issued 575,000 warrants with an exercise price of $2.00. The warrants expire in four years.

      o In June 2001, in connection with a service agreement, the Company issued five year immediately vested warrants to purchase 180,000 shares of the Company's Common Stock at a per share purchase price ranging between $1.50 and $2.50.

      o In August and November 2001, in connection with a service agreement, the Company issue five year warrants to purchase 200,000 shares of the Company's Common Stock at a per share purchase price ranging between $1.25 and $2.50, which warrants vest upon the completion of various phases of the development activities.

      o In November and December 2001, in connection with service agreements, the Company issue five year immediately vested warrants to purchase 116,000 shares of the Company's Common Stock at a per share purchase price ranging between $.50 and $.80.

      A summary of the warrants outstanding at December 31, 2001 is as follows:

                            Exercise        Expiration
            Warrants          Price            Date
            --------          -----            ----
             875,000          $0.01            2003
              56,000            .50            2006
              60,000            .80            2002
           1,250,000           1.00            2003
             100,000           1.25            2006
             140,000           1.50            2006
             715,000           2.00         2004-06
              70,000           2.00            2004
           4,622,750           3.50            2004
             300,000           4.00            2004
           1,590,909           4.50            2004
              57,143           8.00            2004
          ----------
           9,836,802
          ==========

      In January 2002, in connection with a Testing and Development Agreement (see note 13), the Company issued additional warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. In the event that the price of the Company's Common stock closes at $1.50 or above for 10 consecutive business days, the Warrant may only be exercised during the next ninety day period.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Stock Issuances

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

      o On January 1, 2001, the Company entered into an agreement for the purchase of the 9.9% minority interest held in its subsidiary, PLT Solutions, Inc (PLT). Under the agreement the Company issued 400,000 shares of its common stock to the minority shareholder, to be held in escrow. On April 1, 2001, 200,000 shares were released from escrow and on April 1, 2002 the remaining 200,000 shares will be released if the minority shareholder is still employed by the Company. The Company recorded a charge to deferred compensation from this issuance in the amount of $862,400 and is amortizing it over the related vesting period.

      o In March through June of 2001, the Company realized net proceeds of $1.44 million from the sale of 1.649 million shares of its common stock and 575,000 warrants in private placements. The warrants are exercisable into common stock at the rate of $2.00 per share and expire four years from date of issuance. The Company was also required to issue an additional 40,000 penalty shares for not having certain of these shares registered by November 15, 2001. The Company issued an additional 250,000 shares of common stock to a placement agent in connection with one of the private placements.

      o In November 2001, in order to settle certain disputes with a stockholder, the Company issued to such stockholder 650,000 shares of the Company's Common Stock. The Company undertook to register these shares, as well as an additional 750,000 shares of Common Stock purchased by such stockholder in June, 2001, as well as an additional 250,000 shares issued to an affiliate of such stockholder; in the event that registration is not had by such date, the Company undertook to issue to such stockholder 100,000 of its Common Stock for each 30 day period (or a pro-rated amount for any lesser period) that such shares are not so registered, for an aggregate maximum amount of 300,000 additional shares.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      o In December 2001, in connection with an amended employment agreement, the Company issued 1 million shares of its Common Stock to its Chief Engineer for a $200,000 non-recourse promissory note. The note bears interest at prime plus 1% and is due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, the employee has the right to require the Company to repurchase the shares at the rate of $.20 per share. The shares have been pledged as collateral for the note.

      o The Company entered into three one-year financial consulting agreements in March and April 2001. Accordingly, the Company issued a total of 852,500 shares of common stock. The Company recorded a charge to deferred stock based compensation in the amount of $1.3 million relating to the issuance of these shares and is amortizing it over the service period.

Note 12 - Termination Agreement

      In connection with the proposed relocation of the Company's headquarters in April 2001, the Company advanced a loan of approximately $2 million to Mr. Isaacson, the Company's former Chief Executive Officer and the Chairman of the Board of Directors, to be used for the purchase of a home in the New York Metropolitan area. The loan was partially repaid in June and August 2001 from the proceeds of a mortgage on the new home and from the net proceeds from the sale of Mr. Isaacson's former home in Massachusetts. In connection with his resignation in September 2001 from all offices held with the Company, the Company agreed to pay Mr. Isaacson $206,250 and to forgive the unpaid balances of the outstanding loan to purchase the residence in the amount of $570,774 and in addition also forgive another outstanding loan, in an aggregate principal amount of $83,673. The Company also agreed to accelerate the vesting on 1 million of Mr. Isaacson's unvested stock options exercisable at $1.00 per share and extend the exercise period for all of Mr. Isaacson's options through September 5, 2005.

Note 13 - Development Agreements

      o In January 2001, the Company entered into a Development and License agreement, with Cisco Systems, Inc. ("Cisco") to collaborate in the development of products to be used in the proposed powerline telecommunications technology. By mutual agreement, the Development Agreement has been terminated, effective November, 2001, and the Company has no further obligations, monetary or otherwise, to Cisco.

      o In August-November 2001, the Company entered into a Service Agreement and a Strategic Alliance Agreement with Aquila Technologies Group, Inc. pursuant to which Aquila will provide support to Ambient in the design, engineering and/or manufacturing of Ambient prototypes including in particular a communications controller, coordinate large scale offshore manufacturing facilities, monitor legislative activities and government funded research activities in the PLT area and pursue opportunities for Ambient technologies in a variety of arenas. In consideration of the services provided by Aquila, Ambient has agreed to pay Aquila an amount not to exceed $140,000 and to issue to Aquila five year warrants to purchase 200,000

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            shares of the Company's Common Stock at a per share purchase price ranging between $1.25 and $2.50, which warrants vest upon the completion of various phases of the development activities.

      o In December 2001, the Company entered into a Testing and Development Agreement with Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States to develop certain hardware, identify and design the communications and utility systems architecture and the conduct of field trials. The Agreement provides that each party retains ownership of their respective technologies, but jointly own any newly created technology resulting from the project. The Company was granted royalty free licenses to use the jointly developed technology world-wide, except within specified geographic areas within the United States.

            As additional consideration for the agreement, in January 2002, the Company issued to STI, warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. In the event that the price of the Company's Common stock closes at $1.50 or above for 10 consecutive business days, the Warrant may only be exercised during the next ninety day period. The Company will record a charge to deferred compensation in the amount of $615,000 relating to this grant and will amortize it over the estimated service period of one year.

Note 14 - Commitments and Contingencies

      Royalties

      The Company's subsidiary is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products in the smart cards interface technology area of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant including accrued interest. The total amount of grants received at December 31, 2000 was $ 558,195.

      The refund of the grant is contingent on future sales of these products and the Company has no obligation to refund these grants if the sales are not sufficient. The Company has ceased all activities in this area and does not expect any future revenues from these products. The Company is awaiting a formal letter from the Chief Scientist regarding the non-completion of the technology.

      Operating leases

      The Company has entered into a lease agreement for office space expiring through 2003. Rent expense for 2001 and 2000 was $140,400 and $75,064, respectively. Future minimum rentals on this lease as of December 31, 2001 are as follows:

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,
2002                                                               $140,400
2003                                                                 70,200
                                                                   --------

Total                                                              $210,600
                                                                   ========

      Employment Agreements

      The Company entered into, and amended two employment agreements in September and December 2001 with its CEO and Chief Engineer. The Company's aggregate commitments under these employment agreements are approximately $404,000 and $425,000 during 2002 and 2003, respectively. In addition, each of the agreements provides for a termination payment, under certain circumstances, equal to 12 months salary.

Note 15 - Geographic Data

                                              % of                            % of
                               U.S.           Total        Israel             Total       Total
                               ----           -----        ------             -----       -----
 For the year ended
   December 31, 2001
     Operating loss        $ (8,617,428)     100.00%             --             .00%   $ (8,617,428)
     Identifiable assets        453,721       97.66%         10,863            2.34%        464,584

 For the year ended
   December 31, 2000
     Operating loss        $(18,012,639)      96.95%       (566,298)           3.05%   $(18,578,937)
     Identifiable assets      7,694,233       86.80%      1,117,224           13.20%      8,864,457

Note 16 - Legal Matter

      On November 9, 2001, an alleged shareholder of the Company commenced a derivative lawsuit in the Court of Chancery of the State of Delaware against three of the Company's current and/or former directors, and the Company as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties with respect to certain transactions identified in the complaint, resulting in damages to the Company. The complaint seeks rescission of certain transactions, unspecified damages and recovery of plaintiff's fees and costs. The defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted and for failure to adequately plead demand futility. The Company does not believe the lawsuit will have a material adverse effect on its financial condition or operations.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Subsequent Events

      Research and Development Agreement

      Effective February 7, 2002 the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY has advanced $325,000 to the Company which will only be repayable if the Small Field Trial Phase, as defined, is deemed unsuccessful. In connection with this advance, the Company granted a first priority security interest and lien on all of its assets. The Company will have sole rights to any jointly developed intellectual property; however CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services, as defined, for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

      Termination Agreement -- UNAUDITED

      On April 4, 2002, the Company entered into an agreement with its Chief Financial Officer and a director pursuant to which such officer resigned from all positions held with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement with the Company the Company forgave the loan previously granted (see note 5) in the amount of $70,000, and agrees to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options and to grant an additional 80,000 options exercisable at $.50 per share.