Form 10KSB/A
period 2001-12-31
AMBIENT CORP /NY
filed 2002-04-30
CIK 1047919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
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

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                               Explanatory Notice

      The small business issuer amends its Annual Report on Form 10-KSB for the year ended December 31, 2001 to amend and restate Part III in its entirety to provide the information called for in Items 9, 10, 11 and 12 therein.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The names, ages and positions of the Company's directors, executive officers and key employees are as follows:

Name                           Age      Position

John J. Joyce                  50       Chairman of the Board, CEO, Treasurer
                                        and Director

Dr. Yehuda Cern                58       Chief Engineer

Ramdas Rao                     37       Chief Network Architect

Michael Widland                61       Director

Judah Marvin Feigenbaum        51       Director

Michael Braunold               42       Director

      The business experience, principal occupations and employment, as well as the periods of service, of each of the Company's directors and executive officers during at least the last five years are set forth below.

      John J. Joyce has been the Company's Chairman of the Board of Directors and Chief Executive Officer since September 2001 and Chief Operating Officer from November 2000 through August 2001. Prior to joining Ambient, Mr. Joyce served, from September, 1996 to October 2000, as Senior Vice President of ABB Financial Services Inc. and President of ABB Financial Consulting, the Americas, where he was also selected to lead the global energy consulting practice within Financial Services. Mr. Joyce developed the Americas branch of ABB Financial Consulting, the financial management consultancy business of ABB Financial Services. Preceding his association with ABB, Mr. Joyce served, from December 1993 to August 1996, with The Capital Markets & Treasury Practice of Price Waterhouse LLP. Returning to the firm where he had previously served for more than five years in the general audit practice, Mr. Joyce assumed the responsibilities of Manager,, where he advised corporations on a variety of business issues and strategies. Mr. Joyce was promoted to the level of Director in June 1995. A CPA in the United States, Mr. Joyce holds an MBA from the Stern School of Business, New York University, where he majored in Finance and International Business.

      Dr. Yehuda Cern, has been Chief Engineer since November 2000. Dr. Cern is the inventor of Ambient's coupling technology and a major technology resource for the advancement of PLC. Dr. Cern has extensive experience in R&D and New Product Development. He founded a subsidiary of Ambient in 1999 to pursue an invention enabling powerline telecommunications, the forerunner of the Company's current business. From September 1997 to January 2000 he worked as Chief Technology Officer of Ambient's subsidiary, Ambient Ltd. Prior to his employment at the Company, Dr. Cern served as COO and CTO of AirOptics, Inc., an infrared communications company located in Lancaster, Pennsylvania. Dr. Cern is also credited with founding the Department of Electronics at the Jerusalem College of Technology, heading the department for six years. Dr. Cern received a B.S. degree and a M.Sc. degree in electrical engineering from Wayne State University in Detroit and earned a Ph.D. in medical electronics from the Weizmann Institute in Israel while on a Fulbright Grant.

      Ramdas Rao has been the Company's Chief Network Architect since September 2000. From March 2000 until the time immediately preceding his joining the Company, Mr. Rao was the Chief Information Officer at Mullen, one of the larger advertising agencies in North America. From November 1995 through February 2000, he was the President and Co-Founder of Gaialinks Inc., a company engaged in the development of network management software tools and providing network analysis and consulting services for large heterogeneous, multi-vendor, multi-protocol networks and systems. From January 1990 through November 1995, he was affiliated with Boston University where he was Associate Director (from January 1995 through November 1995) and a Network System Manager (from July 1990 through December 1994). Mr. Rao received a B.S. degree in Computer Engineering (cum laude) from Boston University College of Engineering in 1988.

      Michael Widland, joined the Company's Board in November 2000. Mr. Widland has been actively practicing law since 1965 and is presently a corporate partner at Shipman & Goodwin LLP of Stamford, Connecticut. Mr. Widland's areas of expertise include commercial and corporate transactions, including financing. He is a former Connecticut Chairman of the Public Contract Section and Business Law Section of the American Bar Association and a member of the Association of Commercial Finance Attorneys.

      Judah Marvin Feigenbaum, joined the Company's Board in November 2001. From January 2000 through the present time, he has continually served as President and Chief Executive Officer of The Patient Discharge Desk, a New York based company, which he founded, specializing in the development of proprietary software for targeted health care market segments. Prior thereto, Mr. Feigenbaum served as President and Chief Executive Officer of United Diagnostics, Inc. From 1990 through 2000, Mr. Feigenbaum served as President and Chief Executive Officer of (i) Analytical Biosystems Corporation located in Rhode Island, and
(ii) Medical Science Institute located in California and Physicians Clinical Laboratory, Inc. located in California, each of which specialize in clinical laboratory services and (iii) NTBM Billing Services, Inc., a Florida medical billing services company, and (iv) Comprehensive Care Corp., a New York Stock Exchange listed company located in California that operated 150 managed care behavioral facilities. From 1970 through 1990 Mr. Feigenbaum was involved in founding and operating a number of health care related products and services companies.

      Michael Braunold, has been a director of the Company since December 2001. From March 2000 through September 2000, Mr. Braunold was the Chief Executive Officer and Chairman of the Company. Since March 1998, Mr. Braunold also has been Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques. Prior to this assignment, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization, including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. Mr. Braunold originates from the United Kingdom where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School, London.

      There are no family relationships between any of the above executive officers or directors, and there is no arrangement or understanding between any of the above executive officers or directors and any other person pursuant to which the officer or director was elected to hold office.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of a successor. Each of the non-employee directors receives an annual cash payment of $16,000 for serving on the Board and an additional $4,000 in respect of each committee on which he/she serves. None of the employee- directors receive any cash compensation for serving on the Board. Officers are elected by the Board of Directors and serve at the discretion of the Board.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act, requires officers and directors of the Company and persons who own more than ten percent of the Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

     Based solely on review of the copies of such forms received by the Company with respect to 2001, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except that Neuberger Berman, Inc. and Neuberger Berman, LLC, or affliated entities, have not filed Forms 3 or 4 upon acquiring more than 10% of the issued and outstanding Common Stock.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation earned by the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2001 (the "Named Executive Officers"):

                           Summary Compensation Table

                                               Annual Compensation                  Long-Term Compensation
                                     ------------------------------------------     ----------------------        --------------
                                                                                                  Securities          All Other
Name and                                                       Other Annual                       Underlying        Compensation
Principal Position           Year    Salary($)    Bonus($)   Compensation($)(1)                 Options (#)(2)           ($)
------------------           ----    ---------    --------   ------------------                 --------------           ---
John J. Joyce                2001    185,052        36,000            --                           1,000,000              --
 Chief Executive Officer(3)  2000     36,285            --            --                             415,000(4)           --
                             1999         --            --            --                                  --              --

Yehuda Cern                  2001    150,000        50,000            --                           1,900,000              --
 Chief Engineer              2000    116,841       150,000            --                                  --              --
                             1999    113,220            --            --                                  --              --

Ramdas Rao                   2001    139,375            --            --                                  --              --
Chief Network Architect      2000     37,916            --            --                             242,000              --
                             1999         --            --            --                                  --              --

Wilfred Kopelowitz           2001    143,750         5,000        50,000(6)                               --              --
Former Chief Financial       2000     39,375            --                                           405,000(7)           --
Officer (5)                  1999         --            --            --                                  --              --

Mark Isaacson                2001    174,792            --       237,462(6)                               --        860,697(10)
Former Chief Executive       2000    166,250       162,000            --                           2,350,000(9)           --
Officer (8)                  1999         --            --            --                                  --

(1) Except as otherwise indicated, includes, for each Named Executive Officer, some or all of the following: (i) Company contributions to insurance premiums and (ii) taxable automobile related benefits.

(2) Represents shares of Common Stock issuable upon exercise of employee stock options issued in the year indicated under the Company's 1998 Stock Option Plan and 2000 Equity Incentive Plan, except in the case of each of Dr. Cern, Mr. Isaacson and Mr. Braunold.

(3) Mr. Joyce was appointed Chief Executive Officer and Chairman as of September 2001. Prior to such appointment, Mr. Joyce served as Chief Operating Officer of the Company from November 2000 through August 2001, when he resigned from the Company.

(4) Upon the Mr. Joyce's resignation in August 2001, these options expired.

(5) Mr. Kopelowitz resigned in February 2002 from all positions held with the Company.

(6) Represents relocation and temporary housing allowances in connection with the then proposed relocation by the Company.

(7) In connection with Mr. Kopelowitz's resignation, all such options have expired except for options for 165,000 shares of Common Stock which continue to be exercisable through February 2006.

(8) Mr. Isaacson resigned from all positions held in the Company in September 2001.

(9) In connection with Mr. Isaacson's resignation from the Company, the options will continue to be exercisable through September 2005.

(10) Comprised of (i) forgiveness of the unpaid balance of $570,774 owing from a loan in the principal amount of $2 million made by the Company in April 2001 in connection with the then proposed relocation by the Company of its executives offices for the purpose of the purchase by Mr. Isaacson of a personal residence in the New York metropolitan area, (ii) payments in the aggregate amount of $206,250 and (iii) forgiveness of a loan balance of $83,673, all of which were effected in connection with the resignation by Mr. Isaacson of all positions held with the Company.


Option Grants in 2001

      The following table sets forth certain information concerning the individual option grants during the year ended December 31, 2001, to each of the Named Executive Officers.

                                          % of Total
                       Number of            Options
                      Securities          Granted to     Exercise or
                      Underlying           Employees      Base Price     Expiration
    Name          Options Granted (#)       in 2001         ($/sh)          date
    ----          -------------------       -------         ------          ----
John J. Joyce         1,000,000(1)           34.48%         0.50            2011

Yehuda Cern             950,000(2)           32.76%         0.35            2011
                        950,000(3)           32.76%         0.50            2011

(1) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan, of which options for 325,000 shares have vested and the balance are scheduled to vest over the next two and one-half years.

(2) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan which are scheduled to vest on June 30, 2002.

(3) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan which are scheduled to vest on December 31, 2002.

Aggregate Options Exercised in 2001 and 2001 Year End Option Values

                                                          Number of Securities         Value of Unexercised
                                                        Underlying Unexercised         In-the-Money Options
                          Shares          Value         Options at Fiscal Year        At Fiscal Year End ($)
                        Acquired on      Realized                End (#)                     Exercisable/
Name                    Exercise (#)       ($)        Exercisable/Unexercisable         Unexercisable (1)
----                   -------------       ---        -------------------------         -----------------
John Joyce                  --              --             125,000/875,000                      0/0

Yehuda Cern                 --              --                 0/1,900,000                      0/0

Ramdas Rao                  --              --              60,500/181,500                      0/0

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($.20) on December 31, 2001, as reported on the Over- The-Counter Market.

Employment Agreements

      The Company and John Joyce entered into an employment agreement as of November 2001 which effectively amended and restated the original employment agreement entered into by the Company and John Joyce as of October 2000 pursuant to which he was employed as the Company's Chief Operating Officer. Pursuant to the agreement as of November 2001, Mr. Joyce is employed as Chief Executive Officer and is currently paid an annual salary of $225,000. The term of the agreement is two years. If Mr. Joyce is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Joyce does not continue as Chief Executive Officer on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive the equivalent of 12 months' salary then due under the agreement.

      The Company and Dr. Yehuda Cern entered into an amended and restated employment agreement as of December 2001 which effectively amended and restated the employment originally entered into by the Company and Dr. Cern in November 2000. Pursuant to the agreement as of December 2001, Dr. Cern is employed as Chief Engineer and is currently paid and annual salary of $150,000. The term of the agreement is two years whereupon the employment agreement will be automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the scheduled expiration date. If the employment is terminated for no cause or if the agreement is not renewed by the Company after the expiration of the initial two year term, then Dr. Cern is entitled to receive 12 months' salary in bi-monthly installments.

      The Company and Ramdas Rao entered into an employment agreement effective as of September 2000 pursuant to which he is employed as the Company's Chief Network Architect. Mr. Rao is currently paid an annual salary of approximately $155,000. The employment agreement is for a period of two years and is to renew automatically unless either party gives 2 months notice to the other prior to the scheduled expiration date of its election to not renew.

      Each of the executives with an agreement has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting our employees for one year, following the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of April 30, 2002, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's directors and Named Executive Officers and (c) all current directors and executive officers of the Company as a group.

                                                          Number of Shares             Percent of
Name of Beneficial Owner(1)                             Beneficially Owned(2)        Common Stock(2)
---------------------------                             ---------------------        ---------------
John J. Joyce ....................................             339,000(3)                  1.3%

Dr. Yehuda Cern ..................................           2,432,167(4)                  9.0%

Ramdas Rao .......................................             319,999(5)                  1.2%

Michael Braunold .................................             250,000(6)                    *

Michael Widland ..................................               5,000(7)                    *

Judah Marvin Feigenbaum ..........................                   0(8)                    *

Oscar Private Investment Fund, Inc. ..............           1,400,000(9)                  5.3

Neuberger Berman Inc. ............................           3,556,000(10)                13.4%
Neuberger Berman, LLC

Southern Telecom, Inc. ...........................           2,684,000(11)                 9.3%

Mark Isaacson ....................................           2,350,000(12)                 8.2%

Wilfred Kopelowitz................................             260,000(13)                    *

All directors and executive officers as
a group (6 persons) (14)                                     3,346,166                    12.0%

* Indicates less than 1%.

(1) Unless otherwise indicated, the address of each person listed is c/o Ambient Corporation, 1033 Beacon Street, Brookline, Massachusetts, 02446.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Comprised of (i) 14,000 shares of Common Stock, (ii) 325,000 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include
(A) 675,000 shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 2000 Equity Incentive Plan, which options are scheduled to vest over the next two and one-half years.

(4) Comprised of (i) 1,482,167 shares of Common Stock and (ii) 950,000 shares of Common Stock issuable upon the exercise of employee stock options exercisable within 60 days of the Record Date. Does not include employee stock options for an additional 950,000 shares of the Company's common stock that is to vest by December 31, 2002.

(5) Represents (i) 15,000 shares of Common Stock and (ii) 304,999 shares of the Company's common stock issuable upon exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include options for an additional 937,001 of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan, which options are scheduled to vest over the next three years.

(6) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options.

(7) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options. Does not include options for 5,000 shares of Common Stock issuable upon exercise of options, scheduled to vest in December 2002.

(8) Does not include options for 50,000 shares of Common Stock issuable upon exercise of options, of which options for 25,000 shares are scheduled to vest in December 2002 and options for an additonal 50,000 shares of Common Stock are scheduled to vest in December 2003.

(9) The business office of Oscar Private Investment Fund, Inc. ("Oscar Inc.") is at 605 Third Avenue, New York, NY 10158-3698. The foregoing disclosure is based on a Schedule 13G filed in February 2002.

(10) Includes (i) 360,000 shares of Common Stock issuable upon exercise of warrants held in the name of Oscar Inc. and (ii) 100,000 shares of Common Stock issuable upon exercise of warrants held in the name of Oscar Opportunistic Fund, LLC ("Oscar Opportunistic"). Neuberger Berman, Inc. ("Neuberger Inc.") owns 100% of Neuberger Berman, LLC ("Neuberger LLC") and Neuberger Berman [Asset] Management, Inc. ("Neuberger Management"). Neuberger Management is the General Partner of, and Neuberger LLC acts as investment advisor to, Oscar Private Investment Fund LP ("Oscar LP"), Oscar Opportunistic and Oscar Private Equity Fund ("Oscar Equity"). Neuberger LLC has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote the Common Stock and warrants held by foregoing and may be deemed to be a beneficial owner of those shares and warrants. The address of the principal business office of Neuberger Inc. and Neuberger LLC is 605 Third Avenue, New York, NY 10158-3698. The foregoing disclosure is based on a Schedule 13G filed in February 2002.

(11) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options. The principal business address of such person is 3003 Summit Boulevard, Atlanta, Georgia 30319.

(12) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options. The address of such person is 149 Lakeside Dr. South, Lawrence, New York, 11559.

(13) Represents (i) 15,000 shares of Common Stock and (ii) 245,000 shares of Common Stock issuable upon exercise of currently exercisable stock options. Mr. Kopelowitz, the Company's former Chief Financial Officer and a director, resigned from all positions held with the Company as of February 2002. The address of such person is 1240 E. Palisades, Englewood, N.J. 07631.

(14)See Footnotes 3-8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with Wilfred Kopelowitz's resignation as of February 2002 from his position as the Company's Chief Financial Officer and from his directorship, in consideration of the waiver by Mr. Kopelowitz of certain payments due to him under the employment agreement with the Company, the Company forgave an outstanding loan in the amount of $70,000, and agreed to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options issued under the 2000 Incentive Plan and to grant an additional 80,000 options exercisable at $.50 per share.

      In connection with a testing and development agreement entered into as of December 2001 with Southern Telecom International ("STI"), in January 2002 the Company issued to STI warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004, at a per share exercise price of $.20. In the event that the price of the Company's Common stock closes at $1.50 or above for 10 consecutive business days, the warrant may only be exercised during the next ninety day period.

      In connection with the amendment and restatement in December 2001 of the employment agreement with Dr. Cern, the Company's Chief Engineer, the Company issued to Dr. Cern 1 million shares of its Common Stock for a $200,000 non-recourse promissory note. The note bears interest at prime plus 1% and is due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, Dr. Cern is entitled to require the Company to repurchase the shares at the rate of $.20 per share. The shares have been pledged as collateral for the note.

      In connection with the amendment and restatement in December 2001 of the employment agreement with Dr. Cern, the Company's Chief Engineer, the Company agreed to grant to Dr. Cern 5% of the rights to any subsequently developed technology that is substantially developed by Dr. Cern; if the subsequently developed technology is developed by Dr. Cern's substantial initiatives, then Dr. Cern's entitled to 2.5% of the rights thereto. Additionally, the Company agreed that if it either ceases operations or changes its business focus such that the Company no longer intends to utilize powerline technology, the Company shall sell Dr. Cern the rights to such technology for ninety percent (90%) of such technology's then current fair market value as determined by an independent appraiser mutually selected by the Company and Dr. Cern.

      In January 2002, the Company issued to Ramdas Rao, the Company's Chief Network Architect, from the 2000 Incentive Plan options to purchase up to 1,000,000 shares of the Company's Common Stock, at a per share exercise price of $0.01. The options are scheduled to vest over the next three years.

      In November 2001, in order to settle certain disputes, the Company issued to Oscar Private Investment Fund, Inc., a stockholder who holds as of the date of the filing of this report approximately 5.3% of the Company's issued and outstanding Common Stock, 650,000 shares of the Company's Common Stock. The Company undertook to register these shares, as well as an additional 750,000 shares of Common Stock purchased by such stockholder in June, 2001, as well as an additional 250,000 shares issued to an affiliate of such stockholder; in the event that such securities are not registered by July 15, 2002, the Company undertook to issue to such stockholder 100,000 of its Common Stock for each 30 day period (or a pro-rated amount for any lesser period) that such shares are not so registered, for an aggregate maximum amount of 300,000 additional shares.

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


                                        /s/ John J. Joyce

Date: April 30, 2002                    John J. Joyce
                                        Chief Executive and Financial Officer
                                        and Director

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