Form 10QSB
period 2002-03-31
AMBIENT CORP /NY
filed 2002-05-15
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

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

      As of May 15, 2002 Ambient Corporation had outstanding 26,177,384 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes | | No |X|

                                      Index

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements*

         Consolidated Balance Sheet
                  March 31, 2002 and December 31, 2001                         1

         Consolidated Statement of Operations
                  For the three months ended March 31, 2002 and 2001           2

         Consolidated Statement of Cash Flows
                  For the three months ended March 31, 2002 and 2001           3

         Notes to Consolidated Financial Statements                            4

Item 2--Plan of Operations                                                     5

PART II--OTHER INFORMATION

Item 1--  Legal Proceedings                                                    7

Item 2--  Changes in Securities                                                7

Item 3--  Defaults upon Senior Securities                                      7

Item 4--  Submission of Matters to a vote of Security Holders                  7

Item 5--   Other Information                                                   7

Item 6--  Exhibits and Reports on Form 8-K                                     7

Signatures                                                                     8

      *The Balance Sheet at December 31, 2001 has been taken from audited financial statements at that date. All other financial statements are unaudited.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      2002            2001
                                                                  ------------    ------------
ASSETS                                                             (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                                   $      9,891    $    177,340
     Receivables and prepaid expenses                                   55,589          63,590
                                                                  ------------    ------------

               Total current assets                                     65,480         240,930


Loan receivable, Officer                                                    --          70,000
Property and equipment, net                                            138,787         153,654
                                                                  ------------    ------------

               Total assets                                       $    204,267    $    464,584
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                             $    633,180    $    431,501
     Accrued expenses and other current liabilities                    417,215         211,255
     Advances (NOTE 2)                                                 325,000              --
                                                                  ------------    ------------

               Total current liabilities                             1,375,395         642,756
                                                                  ------------    ------------

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding             --              --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 26,177,384
        issued and outstanding                                          26,178          26,178
     Additional paid-in capital                                     59,939,702      59,317,682
     Deficit accumulated during the development stage              (60,314,965)    (58,748,997)
      Less: Note receivable - stockholder                             (200,000)       (200,000)
      Less: deferred compensation                                     (622,043)       (573,035)
                                                                  ------------    ------------

               Total stockholders' deficit                          (1,171,128)       (178,172)
                                                                  ------------    ------------

               Total liabilities and stockholders' deficit        $    204,267    $    464,584
                                                                  ============    ============


                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        Cumulative
                                                                                  Three               From Inception
                                                                               Months Ended                 to
                                                                                 March 31,               March 31,
                                                                           2002            2001            2002
                                                                       ------------    ------------    ------------
Expenses                                                                (Unaudited)     (Unaudited)     (Unaudited)
Research and Development (1)                                           $    282,533    $  1,602,473    $  5,324,223
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                    --              --         558,195
                                                                       ------------    ------------    ------------
                                                                            282,533       1,602,473       4,766,028

Operating, general and administrative expenses (1)                          710,512         817,388      12,263,619
Stock based compensation - net                                              573,012        (137,721)     16,771,725
                                                                       ------------    ------------    ------------

Total expenses                                                            1,283,524         679,667      29,035,344
                                                                       ------------    ------------    ------------

Operating loss                                                           (1,566,057)     (2,282,140)    (33,801,372)

Legal settlement                                                                 --              --      (1,512,500)
Interest expense                                                                 --              --        (675,513)
Noncash financing expense                                                        --              --      (1,600,000)
Beneficial conversion feature of convertible debt                                --              --      (3,878,260)
Amortization of deferred financing costs                                         --              --      (5,752,015)
Interest income                                                                  89          68,200         320,928
Write-off of convertible note receivable                                         --              --        (490,000)
Company's share in net losses of affiliate                                       --        (151,522)     (1,352,207)
                                                                       ------------    ------------    ------------

Loss before minority interest and extraordinary item                     (1,565,968)     (2,365,462)    (48,740,939)

Minority interest in subsidiary loss                                             --              --          25,000
                                                                       ------------    ------------    ------------

Loss before extraordinary item                                           (1,565,968)     (2,365,462)    (48,715,939)

Extraordinary item - loss on extinguishment of debt                              --              --      (9,778,167)
                                                                       ------------    ------------    ------------

Net loss                                                                 (1,565,968)     (2,365,462)    (58,494,106)

Deemed dividends on convertible preferred stock                                  --              --      (1,820,859)
                                                                       ------------    ------------    ------------

Net loss attributable to common stockholders                           $ (1,565,968)   $ (2,365,462)   $(60,314,965)
                                                                       ============    ============    ============

Basic and diluted loss per share:
         Net loss before  extraordinary item                           $      (0.06)   $      (0.11)
         Extraordinary loss from extinguishment of debt                          --              --
                                                                       ------------    ------------

      Net loss                                                         $      (0.06)   $      (0.11)
                                                                       ============    ============

Weighted average number of shares outstanding                            26,177,384      21,950,238
                                                                       ============    ============

(1) Excludes non-cash,  stock based compensation expense as follows:
    Research and development                                           $    259,497    $         --    $  1,102,791
    Operating, general and administrative, net                              313,515        (137,721)     15,668,934
                                                                       ------------    ------------    ------------

                                                                       $    573,012    $   (137,721)   $ 16,771,725
                                                                       ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                        Cumulative
                                                                                                   Three              From Inception
                                                                                                Months Ended                to
                                                                                                  March 31,              March 31,
                                                                                             2002           2001           2002
                                                                                         ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $ (1,565,968)  $ (2,365,462)  $(60,314,965)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                         22,212         14,910        349,796
         Amortization of note discount                                                             --             --      5,107,144
         Cancellation of Officer loans in settlement of emplyment contract                     70,000             --        724,447
         Loss on sale of fixed assets                                                              --             --         20,135
         Beneficial conversion feature of convertible debt                                         --             --      3,878,260
         Deemed dividends on convertible preferred stock                                           --             --      1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                                       573,012       (141,823)    30,115,603
         Increase (decrease) in net liability for severance pay                                    --             --         15,141
         Accrued interest on loans and notes payable                                               --             --        210,016
         Company's share in net losses of affiliates                                               --        151,522      1,352,207
         Minority interest in subsidiary loss                                                      --             --        (25,000)
        Write-off of convertible note receivable                                                   --             --        400,000
         Write-down of long term investment                                                        --             --        835,000
         Write-off of fixed assets                                                                 --             --        136,066
          Increase (decrease) in cash attributable to changes in assets and liabilities
              Receivables and prepaid expenses                                                  8,001        (26,253)        33,641
              Prepaid research and development                                                     --       (700,000)
              Accounts payable                                                                201,679            853        435,034
              Other current liabilities                                                       205,960       (302,100)       507,871
                                                                                         ------------   ------------   ------------

Net cash used in operating activities                                                        (485,104)    (3,368,353)   (14,398,745)
                                                                                         ------------   ------------   ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                                          --             --       (835,000)
         Purchase of convertible promissory note                                                   --       (150,000)      (400,000)
         Investment in affiliated company                                                          --             --       (375,000)
         Additions to property and equipment                                                   (7,345)       (35,392)      (686,019)
         Proceeds from disposal of fixed assets                                                    --             --         42,100
         Loans to Officers                                                                         --             --     (2,137,677)
         Repayment of loans to Officer                                                             --             --      1,431,226
         Decrease in restricted cash                                                               --             --             --
                                                                                         ------------   ------------   ------------

Net cash used in investing activities                                                          (7,345)      (185,392)    (2,960,370)
                                                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                               --        312,605      4,888,317
         Proceeds from advances                                                               325,000                       325,000
         Proceeds from issuance of notes payable                                                   --             --      1,000,000
         Net proceeds from issuance of convertible debentures                                      --             --      9,148,262
         Repayment of notes payable                                                                --             --       (400,000)
         Proceeds of loans from shareholders, net                                                  --             --        919,600
         Repayment of loans from shareholders                                                      --             --       (968,000)
         Proceeds from long-term bank credit                                                       --             --         95,969
         Repayment of long-term bank credit                                                        --        (10,243)       (87,996)
         Increase (decrease) in short term bank credit                                             --             --        (32,004)
         Public offering of common stock                                                           --             --      3,433,027
         Repayment of short-term debt                                                              --             --       (250,000)
         Proceeds from short-term debt                                                             --             --        274,038
         Loans to affiliate                                                                        --             --       (977,207)
                                                                                         ------------   ------------   ------------

Net cash provided by financing activities                                                     325,000        302,362     17,369,006
                                                                                         ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (167,449)    (3,251,383)         9,891

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               177,340      7,052,929             --
                                                                                         ------------   ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $      9,891   $  3,801,546   $      9,891
                                                                                         ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission

      Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history and has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $1,565,968 for the three months ended March 31, 2002. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed telecommunication medium. Management is actively seeking additional capital that will provide funds needed to fund the research and development in order to fully implement its business plans. In addition, management has established and implemented plans designed to reduce the monthly level of operating expenditures.

      In April through May 2002, in connection with a potential financing, the Company was advanced $100,000, which must be repaid by September 2002 if such financing is not successful.

      There is no assurance, however, that additional capital will be available to the Company and the inability to obtain such financing would have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

Note 2 - Research and Development Agreement

      Effective February 7, 2002 the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY advanced $325,000 to the Company which will only be repayable if the Small Field Trial Phase, as defined, is deemed unsuccessful. In connection with this advance, the Company granted a first priority security interest and lien on all of its assets. The Company will have sole rights to any jointly developed intellectual property; however CECONY will be entitled to a 2.5% royalty, based on the Company's total net revenues, for a ninety-nine year period beginning from the date of agreement. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow.

Note 3 - Termination Agreement

      The Company entered into an agreement with its Chief Financial Officer and a director pursuant to which such officer resigned from all positions held with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement with the Company the Company forgave the a loan previously granted in the amount of $70,000, and agreed to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options and to grant an additional 80,000 options exercisable at $.50 per share.

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

Overview

      Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. Although historically used for low speed data communication, existing electrical power lines have not been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary and patent pending technologies designed to overcome these limitations. The Company's proposed powerline communication technology solution entails partnering arrangements with leading telecommunication and other technology companies in order to complete the design, development, testing and commercialization of its proposed solution.

      As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

      For the three months ended March 31, 2002, the Company incurred net losses aggregating $1.6 million (which includes $573,000 of stock based compensation) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant up-front expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis.

      A portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Certain employee stock options, which were subject to variable accounting treatment and unvested non-employee stock options, which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. Stock-based compensation is non-cash and will therefore have no impact on the Company's cash flows or liquidity.

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

      In February 2002, the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between the Company and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient will pool their efforts to further develop and test the feasibility of Ambient's proposed high-speed powerline communications technology with the goal of commercialization of this technology. Under the Agreement with CECONY, they advanced $325,000 to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution. The Company has agreed to grant to CECONY a first priority lien on all of its assets to secure the repayment of the advance. The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow.

      In December 2001, the Company entered into an agreement with Southern Telecom ("STI"), a subsidiary of Southern Company, to develop certain hardware, identify and design the communications and utility systems architecture and the conduct of field trials. As additional consideration for the licenses granted, in January 2002, the Company issued to STI, warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. The terms of the warrant provide that the if the Company's Common Stock closes at or above $1.50 for 10 consecutive trading days, then the warrant exercise period is reduced and the warrant may be exercised only through the 90th day following such time.

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

      The Company is actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the Company's research and development activities, including its current obligations pursuant to development agreements with third parties, in order to continue operations and implement its business plans. In April through May 2002, in connection with a potential financing, the Company was advanced $100,000, which amount the Company is required to repay by September 2002 if such financing effort is not successful. No assurance can be provided that any funds will in fact be raised through such efforts. The financial statements accompanying this report for the three-month period ended March 31, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on terms acceptable to it. Furthermore, it is anticipated that any such financing will have a dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On November 9, 2001, an alleged shareholder of the Company, commenced a derivative lawsuit in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors as well as its former chief executive officer, and the Company as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties with respect to certain transactions identified in the complaint, resulting in damages to the Company. The complaint seeks rescission of certain transactions, unspecified damages and recovery of plaintiff's fees and costs. On April 1, 2002, all defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted and for failure to adequately plead demand futility. The Company does not believe the lawsuit will have a material adverse effect on its financial condition or operations.

Item 2. Changes in Securities

Sale of Unregistered Securities

      There were no issuances for sale of any unregistered securities by the Company during the first quarter of 2002.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

            None.

      (b) Reports on Form 8-K

            (i) Report on Form 8-K filed on February 14, 2002

            (ii) Report on Form 8-K filed on January 15, 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: May 15, 2002                        AMBIENT CORPORATION


                                          /s/ John J. Joyce
                                          -----------------

                                          Chief Executive and Financial Officer