Form 10QSB
period 2002-06-30
AMBIENT CORP /NY
filed 2002-08-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002

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

      As of August 14, 2002 Ambient Corporation had outstanding 27,764,884 shares of common stock, par value $.001 per share.

      Transitional Small Business Disclosure Format (Check one) Yes | | No |X|

                                      Index
                                                                      Page
                                                                      ----
PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                            (ii)

Item 1 -- Financial Statements*

          Consolidated Balance Sheet
            June 30, 2002 and December 31, 2001                         1

          Consolidated Statements of Operations
            For the six and three months ended June 30, 2002 and 2001   2

          Consolidated Statements of Cash Flows
            For the six months ended June 30, 2002 and 2001             3

            Notes to Consolidated Financial Statements                  4

Item 2--Plan of Operations

PART II--OTHER INFORMATION

      Item 1-- Legal Proceedings                                        7

      Item 2-- Changes in Securities and Use of Proceeds                7

      Item 3-- Defaults upon Senior Securities                          7

      Item 4-- Submission of Matters to a vote of Security Holders      7

      Item 5-- Other Information                                        7

      Item 6-- Exhibits and Reports on Form 8-K                         7

Signatures

*The Balance Sheet at December 31, 2001 has been taken from audited financial statements at that date. All other financial statements are unaudited.


                                      (i)

                           Forward Looking Statements

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


                                      (ii)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                       2002           2001
                                                                       ----           ----
ASSETS                                                             (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                                   $     16,975    $    177,340
     Receivables and prepaid expenses                                   47,877          63,590
                                                                  ------------    ------------

               Total current assets                                     64,852         240,930


Loan receivable, Officer                                                    --          70,000
Property and equipment, net                                            119,697         153,654
                                                                  ------------    ------------

               Total assets                                       $    184,549    $    464,584
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Loans payable, net                                           $    493,572    $         --
     Accounts payable                                                  895,820         431,501
     Accrued expenses and other current liabilities                    300,892         211,255
                                                                  ------------    ------------

               Total current liabilities                             1,690,284         642,756
                                                                  ------------    ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding             --              --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 27,239,884 and 26,177,384
        issued and outstanding, respectively                            27,240          26,178
     Additional paid-in capital                                     60,071,708      59,317,682
     Deficit accumulated during the development stage              (61,000,528)    (58,748,997)
      Less: Note receivable - stockholder                             (200,000)       (200,000)
      Less: deferred compensation                                     (404,155)       (573,035)
                                                                  ------------    ------------

               Total stockholders' deficit                          (1,505,735)       (178,172)
                                                                  ------------    ------------

               Total liabilities and stockholders' deficit        $    184,549    $    464,584
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative
                                                                     Six              From Inception          Three Months
                                                                Months Ended                to                    Ended
                                                                  June 30,               June 30,                June 30,
                                                            2002            2001           2002            2002             2001
                                                            ----            ----           ----            ----             ----
Expenses                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Research and Development (1)                           $    587,008    $  2,675,535    $  5,628,698    $    304,475    $  1,073,062
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                    --              --         558,195              --              --
                                                       ------------    ------------    ------------    ------------    ------------
                                                            587,008       2,675,535       5,070,503         304,475       1,073,062

Operating, general and administrative expenses (1)          830,869       2,098,718      12,383,976         120,357       1,281,330
Stock based compensation - net                              805,900        (169,566)     17,004,613         232,888         (31,845)
                                                       ------------    ------------    ------------    ------------    ------------

Total expenses                                            1,636,769       1,929,152      29,388,589         353,245       1,249,485
                                                       ------------    ------------    ------------    ------------    ------------

Operating loss                                           (2,223,777)     (4,604,687)    (34,459,092)       (657,720)     (2,322,547)

Legal settlement                                                 --              --      (1,512,500)             --              --
Interest expense                                                 --          (1,221)       (675,513)             --          (1,221)
Noncash financing expense                                        --              --      (1,600,000)             --              --
Beneficial conversion feature of convertible debt                --              --      (3,878,260)             --              --
Amortization of deferred financing costs                    (27,890)             --      (5,779,905)        (27,890)             --
Interest income                                                 136          85,678         320,975              47          17,478
Write-off of convertible note receivable                         --              --        (490,000)             --              --
Company's share in net losses of affiliate                       --        (958,429)     (1,352,207)             --        (806,907)
                                                       ------------    ------------    ------------    ------------    ------------

Loss before minority interest and extraordinary item     (2,251,531)     (5,478,659)    (49,426,502)       (685,563)     (3,113,197)

Minority interest in subsidiary loss                             --              --          25,000              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                           (2,251,531)     (5,478,659)    (49,401,502)       (685,563)     (3,113,197)

Extraordinary item - loss on extinguishment of debt              --              --      (9,778,167)             --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                                 (2,251,531)     (5,478,659)    (59,179,669)       (685,563)     (3,113,197)

Deemed dividends on convertible preferred stock                  --              --      (1,820,859)             --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss attributable to common stockholders           $ (2,251,531)   $ (5,478,659)   $(61,000,528)   $   (685,563)   $ (3,113,197)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per share:
         Net loss before  extraordinary item           $      (0.09)   $      (0.24)                   $      (0.03)   $      (0.13)
         Extraordinary loss from extinguishment
         of debt                                                 --              --                              --              --
                                                       ------------    ------------                    ------------    ------------

      Net loss                                         $      (0.09)   $      (0.24)                   $      (0.03)   $      (0.13)
                                                       ============    ============                    ============    ============

Weighted average number of shares outstanding            26,321,376      22,707,576                      26,463,785      23,464,155
                                                       ============    ============                    ============    ============

(1) Excludes non-cash,  stock based compensation
    expense as follows:
     Research and development                          $    435,233    $    601,785    $  1,278,527    $    175,736    $     91,031
     Operating, general and administrative, net             370,667        (771,351)     15,726,086          57,152        (122,876)
                                                       ------------    ------------    ------------    ------------    ------------

                                                       $    805,900    $   (169,566)   $ 17,004,613    $    232,888    $    (31,845)
                                                       ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                Cumulative
                                                                                            Six               From Inception
                                                                                        Months Ended                 to
                                                                                          June 30,                June 30,
                                                                                     2002           2001            2002
                                                                                     ----           ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $(2,251,531)   $(5,478,659)   $(61,000,528)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                 45,907         33,710         373,491
         Amortization of note discount                                                     --             --       5,107,144
         Cancellation of Officer loans in settlement of emplyment contract             70,000             --         724,447
         Loss on sale of fixed assets                                                      --             --          20,135
         Beneficial conversion feature of convertible debt                                 --             --       3,878,260
         Deemed dividends on convertible preferred stock                                   --             --       1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                               833,790       (169,566)     30,376,381
         Increase (decrease) in net liability for severance pay                            --             --          15,141
         Accrued interest on loans and notes payable                                       --             --         210,016
         Company's share in net losses of affiliates                                       --        958,429       1,352,207
         Minority interest in subsidiary loss                                              --             --         (25,000)
         Write-off of convertible note receivable                                          --             --         400,000
         Write-down of long term investment                                                --             --         835,000
         Write-off of fixed assets                                                         --             --         136,066
          Increase (decrease) in cash attributable to changes in assets and liabilities
              Receivables and prepaid expenses                                         15,713        (40,777)         41,353
              Accounts payable                                                        464,319         35,406         697,674
              Other current liabilities                                               149,637       (251,059)        451,548
                                                                                  -----------    -----------    ------------

Net cash used in operating activities                                                (672,165)    (4,912,516)    (14,585,806)
                                                                                  -----------    -----------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                                  --             --        (835,000)
         Purchase of convertible promissory note                                           --       (150,000)       (400,000)
         Investment in affiliated company                                                  --             --        (375,000)
         Additions to property and equipment                                          (11,950)       (73,772)       (690,624)
         Proceeds from disposal of fixed assets                                            --             --          42,100
         Loans to Officers                                                                 --     (1,152,000)     (2,137,677)
         Repayment of loans to Officer                                                     --             --       1,431,226
                                                                                  -----------    -----------    ------------

Net cash used in investing activities                                                 (11,950)    (1,375,772)     (2,964,975)
                                                                                  -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                    8,750      1,463,333       4,897,067
         Proceeds from loans                                                          515,000                        515,000
         Proceeds from issuance of notes payable                                           --             --       1,000,000
         Net proceeds from issuance of convertible debentures                              --             --       9,148,262
         Repayment of notes payable                                                        --             --        (400,000)
         Proceeds of loans from shareholders, net                                          --             --         919,600
         Repayment of loans from shareholders                                              --             --        (968,000)
         Proceeds from long-term bank credit                                               --             --          95,969
         Repayment of long-term bank credit                                                --        (10,243)        (87,996)
         Increase (decrease) in short term bank credit                                     --             --         (32,004)
         Public offering of common stock                                                   --             --       3,433,027
         Repayment of short-term debt                                                      --             --        (250,000)
         Proceeds from short-term debt                                                     --             --         274,038
         Loans to affiliate                                                                --             --        (977,207)
                                                                                  -----------    -----------    ------------

Net cash provided by financing activities                                             523,750      1,453,090      17,567,756
                                                                                  -----------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (160,365)    (4,835,198)         16,975

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       177,340      7,052,929              --
                                                                                  -----------    -----------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $    16,975    $ 2,217,731    $     16,975
                                                                                  ===========    ===========    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission

      Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history and has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $2.25 million for the six months ended June 30, 2002 and has a working capital deficit of $1.7 million as of June 30, 2002. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed communication medium. Management is actively seeking additional capital that will provide funds needed to fund the research and development in order to fully implement its business plans. In addition, management has established and implemented plans designed to reduce the monthly level of operating expenditures.

      There is no assurance, however, that additional capital will be available to the Company and the inability to obtain such financing would have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material. If the Company is unable to raise, or obtain commitments for, a minimum of $500,000 by September 30, 2002, then the Company anticipates that it will cease operations.

Note 2 - Research and Development Agreement

      Effective February 7, 2002 the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY has advanced $325,000 to the Company which will only be repayable if the Small Field Trial Phase(as defined in the agreement), as defined, is deemed unsuccessful. In connection with this advance, the Company granted a first priority security interest and lien on all of its assets. The Company will have sole rights to any jointly developed intellectual property; however CECONY will be entitled to a 2.5% royalty, based on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow. In June 2002, CECONY advanced the Company $90,000, to be repaid within 90 days of the completion of the Demonstration Phase (as defined in the agreement), with interest at 5% per annum.

Note 3 - Termination Agreement

      On April 4, 2002, the Company entered into an agreement with its former Chief Financial Officer and a director pursuant to which such officer resigned from all positions held with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement with the Company the Company forgave the loan previously granted in the amount of $70,000, and agreed to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options and to grant an additional 80,000 options exercisable at $.50 per share.

Note 4 - Financing

      In April through May 2002, in connection with a potential financing, the Company was advanced a $100,000 bridge loan. The financing was not completed and therefore under the terms of the agreement the Company is required to repay the bridge loan by September 2002. Additionally, in connection with this agreement a total of 660,000 three-year warrants were issued with an exercise price of $.40.

Note 5 - Subsequent Event

      In July 2002, the Company issued 400,000 shares of Common Stock and 400,000 warrants for an aggregate purchase price of $20,000. The warrants are exercisable for one year from date of grant at a per share exercise price of $0.15, provided that the exercise period shall be reduced to 60 days following the trading day on which the price per share of the Company' publicly traded common stock closes at $0.50 or more for a period of 20 consecutive trading days on the market or exchange on which such stock is then primarily quoted.

Item 2. Plan of Operation

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

      As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage business.

      For the six months ended June 30, 2002, the Company incurred net losses aggregating $2.25 million (which includes $805,000 of stock based compensation) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant additional development expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. If the Company is unable to raise, or obtain commitments for, a minimum of $500,000 by September 30, 2002, then the Company anticipates that it will cease operations.

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

      The Company is in the process of designing, developing and testing its proposed high-speed powerline communication solution. The Company intends that its proposed solution will utilize proprietary patent-pending technology designed and developed by the Company as well as components and technologies designed and developed by third parties and licensed to the company. In the course of 2001, the Company entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its solution. Subject to raising capital in amounts sufficient to realize its business plans, the Company intends to continue to focus its efforts in the next twelve months to completing the design, development and testing of its proposed powerline communications solution such that such solution is capable of being commercially deployed.

      In February 2002, the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between the Company and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient will pool their efforts to further develop and test the feasibility of Ambient's proposed high-speed powerline communications technology with the goal of commercialization of this technology. Under the Agreement with CECONY, they advanced $325,000 to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution. The Company has agreed to grant to CECONY a first priority lien on all of its assets to secure the repayment of the advance. The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. In June 2002, CECONY advanced to the Company an additional $90,000 to ensure that the Company could meet its immediate financial obligations and complete the demonstration to the satisfaction of both Ambient and CECONY. As previously announced by the Company and CECONY, as of July 2002 the Company concluded the successful results and significant phase of the demonstration of Ambient's proposed powerline communication solution on the overhead electrical distribution system. The Company's immediate objective is to expand the scope of the demonstration system to include additional premises and services.

Liquidity and Possible termination of Operations

      The Company will need to raise additional capital on an immediate basis in order to continue in business. If it is unable to raise, or obtain commitments for, at least $500,000 on an immediate basis, but in any event by no later than September 30, 2002, the Company anticipates that it will cease operations.
Over the course of the last three months, the Company has significantly reduced its operations and personnel. Currently the Company is primarily engaged in developing and testing, together with CECONY, its powerline communications technology. Management believes that the Company will need to raise at least $2.5 million dollars in order to complete the design, development, and testing of the Company's proposed powerline communication architecture such that the solution can be readied for commercial deployment.

      The Company is actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the Company's research and development activities, including its current obligations pursuant to development agreements with third parties, in order to continue operations and implement its business plans. In April through May 2002, in connection with a potential financing, the Company was advanced $100,000, which amount the Company is required to repay by September 2002. The financial statements accompanying this report for the six month period ended June 30, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on terms acceptable to it. Furthermore, it is anticipated that any such financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On November 9, 2001, an alleged shareholder of the Company, commenced a derivative lawsuit in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors as well as its former chief executive officer, and the Company as a nominal defendant. The complaint alleges that the individual defendants breached their fiduciary duties with respect to certain transactions identified in the complaint, resulting in damages to the Company. The complaint seeks rescission of certain transactions, unspecified damages and recovery of plaintiff's fees and costs. On April 1, 2002, all defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted and for failure to adequately plead demand.

On July 30, 2002, the complaint was dismissed with prejudice by the Chancellery Court in Delaware at the conclusion of the oral arguments.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended June 30, 2002. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the securities Act of 1933, as amended, pursuant to the exception contemplated by Section 4(2) thereof for transactions not involving a public offereing.

      1. In April 2002 Ambient issued its promissory note for $100,000, due to mature on September 1, 2002, accruing interest at one percent per annum.

      2. In connection with its promissory note above, the Company issued in April-May 2002, three year warrants to purchase up to 660,000 share of the Company's common stock.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Securities Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

4.1   Form of Company Promissory Note

4.2   Form of Company Warrant

99.1 Certification of the Company's Chief Executive Officer and Principal Financial Officer

         (b) Reports on Form 8-K

 None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: August 14, 2002         AMBIENT CORPORATION


                              /s/ John J. Joyce
                              ------------------
                              John J. Joyce
                              Chief Executive Officer
                              (and Principal Financial Officer)