Form 10QSB
period 2002-09-30
AMBIENT CORP /NY
filed 2002-11-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002

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

         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      As of November 14, 2002 Ambient Corporation had outstanding 53,076,717 shares of common stock, par value $.001 per share.

    Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                      Index

                                                                           Page
                                                                           ----
PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                  (ii)

Item 1 -- Financial Statements*

     Consolidated Balance Sheet
      September 30, 2002 and December 31, 2001                                1

     Consolidated Statements of Operations
      For the nine and three months ended September 30, 2002 and 2001         2

     Consolidated Statements of Cash Flows
      For the nine months ended September 30, 2002 and 2001                   3

     Notes to Consolidated Financial Statements                               4

Item 2--Plan of Operations                                                    7

Item 3 - Disclosure Controls and Procedures                                   9

PART II--OTHER INFORMATION

Item 1-- Legal Proceedings                                                    9

Item 2-- Changes in Securities and Use of Proceeds                            9

Item 3-- Defaults upon Senior Securities                                     10

Item 4-- Submission of Matters to a vote of Security Holders                 10

Item 5-- Other Information                                                   10

Item 6-- Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act             12

*The Balance Sheet at December 31, 2001 has been taken from audited financial statements at that date. All other financial statements are unaudited.


                                       (i)

                           Forward Looking Statements

      The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.


                                      (ii)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,   December 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $    233,147    $    177,340
     Receivables and prepaid expenses                                   53,515          63,590
                                                                  ------------    ------------

               Total current assets                                    286,662         240,930

Loan receivable, Officer                                                    --          70,000
Property and equipment, net                                             95,615         153,654
                                                                  ------------    ------------

               Total assets                                       $    382,277    $    464,584
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                             $    648,011    $    431,501
     Accrued expenses and other current liabilities                    268,200         211,255
     Advances (Note 2)                                                 325,000              --
     Convertible note payable                                          120,000              --
                                                                  ------------    ------------

               Total current liabilities                             1,361,211         642,756
                                                                  ------------    ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding             --              --
    Common stock, $.001 par value;
      100,000,000 shares authorized; 47,014,217 and 26,177,384
        issued and outstanding, respectively                            47,014          26,178
     Additional paid-in capital                                     60,670,831      59,317,682
     Deficit accumulated during the development stage              (61,378,104)    (58,748,997)
      Less: Note receivable - stockholder                             (200,000)       (200,000)
      Less: deferred compensation                                     (118,675)       (573,035)
                                                                  ------------    ------------

               Total stockholders' deficit                            (978,934)       (178,172)
                                                                  ------------    ------------

               Total liabilities and stockholders' deficit        $    382,277    $    464,584
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative
                                                                    Nine              From Inception           Three Months
                                                                Months Ended                to                     Ended
                                                                September 30,          September 30,           September 30,
                                                            2002           2001            2002            2002             2001
                                                            ----           ----            ----            ----             ----
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Expenses

Research and Development (1)                           $    695,292    $  2,957,875    $  5,736,982    $    108,284    $    282,340
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                    --              --         558,195              --              --
                                                       ------------    ------------    ------------    ------------    ------------
                                                            695,292       2,957,875       5,178,787         108,284         282,340

Operating, general and administrative expenses (1)          971,865       4,353,968      12,524,972         140,996       2,255,250
Stock based compensation - net                              912,837          (7,072)     17,111,550         106,937         162,494
                                                       ------------    ------------    ------------    ------------    ------------

Total expenses                                            1,884,702       4,346,896      29,636,522         247,933       2,417,744
                                                       ------------    ------------    ------------    ------------    ------------

Operating loss                                           (2,579,994)     (7,304,771)    (34,815,309)       (356,217)     (2,700,084)

Legal settlement                                                 --              --      (1,512,500)             --              --
Interest expense                                                 --            (953)       (675,513)             --             268
Noncash financing expense                                        --              --      (1,600,000)             --              --
Beneficial conversion feature of convertible debt                --              --      (3,878,260)             --              --
Amortization of deferred financing costs                    (49,318)             --      (5,801,333)        (21,428)             --
Interest income                                                 205          99,231         321,044              69          13,553
Write-off of convertible note receivable                         --        (400,000)       (490,000)             --        (400,000)
Company's share in net losses of affiliate                       --      (1,016,842)     (1,352,207)             --         (58,413)
                                                       ------------    ------------    ------------    ------------    ------------

Loss before minority interest and extraordinary item     (2,629,107)     (8,623,335)    (49,804,078)       (377,576)     (3,144,676)

Minority interest in subsidiary loss                             --              --          25,000              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                           (2,629,107)     (8,623,335)    (49,779,078)       (377,576)     (3,144,676)

Extraordinary item - loss on extinguishment of debt              --              --      (9,778,167)             --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                                 (2,629,107)     (8,623,335)    (59,557,245)       (377,576)     (3,144,676)

Deemed dividends on convertible preferred stock                  --              --      (1,820,859)             --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net loss attributable to common stockholders           $ (2,629,107)   $ (8,623,335)   $(61,378,104)   $   (377,576)   $ (3,144,676)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per share:
         Net loss before  extraordinary item           $      (0.10)   $      (0.37)                   $      (0.01)   $      (0.13)
         Extraordinary loss from extinguishment
          of debt                                                --              --                              --              --
                                                       ------------    ------------                    ------------    ------------

      Net loss                                         $      (0.10)   $      (0.37)                   $      (0.01)   $      (0.13)
                                                       ============    ============                    ============    ============

Weighted average number of shares outstanding            27,000,880      23,279,027                      28,337,732      23,464,155
                                                       ============    ============                    ============    ============

(1) Excludes non-cash, stock based compensation
     expense as follows:
     Research and development, net                     $    417,852    $    688,972    $  1,261,146    $    (17,381)   $     91,031
     Operating, general and administrative, net             494,985        (696,044)     15,850,404         124,318        (122,876)
                                                       ------------    ------------    ------------    ------------    ------------

                                                       $    912,837    $     (7,072)   $ 17,111,550    $    106,937    $    (31,845)
                                                       ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                           Cumulative
                                                                                       Nine               From Inception
                                                                                   Months Ended                 to
                                                                                   September 30,           September 30,
                                                                                2002           2001            2002
                                                                                ----           ----            ----
                                                                             (Unaudited)    (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                $(2,629,107)   $(8,623,335)   $(61,378,104)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                            69,989         54,568         397,573
         Amortization of note discount                                            49,318             --       5,156,462
         Cancellation of Officer loans in settlement of emplyment contract        70,000        654,447         724,447
         Loss on sale of fixed assets                                                 --          3,836          20,135
         Beneficial conversion feature of convertible debt                            --             --       3,878,260
         Deemed dividends on convertible preferred stock                              --             --       1,820,859
         Financing,  consulting and other expenses paid via the
          issuance of common stock and warrants                                  912,837         (7,072)     30,455,428
         Increase (decrease) in net liability for severance pay                       --             --          15,141
         Accrued interest on loans and notes payable                                  --             --         210,016
         Company's share in net losses of affiliates                                  --      1,016,842       1,352,207
         Minority interest in subsidiary loss                                         --             --         (25,000)
         Write-off of convertible note receivable                                     --        400,000         400,000
         Write-down of long term investment                                           --             --         835,000
         Write-off of fixed assets                                                    --             --         136,066
          Increase (decrease) in cash attributable to changes in assets and liabilities
              Receivables and prepaid expenses                                    10,075        182,347          35,715
              Accounts payable                                                   523,950         70,620         757,305
              Other current liabilities                                          116,945       (271,555)        418,856
                                                                             -----------    -----------    ------------

Net cash used in operating activities                                           (875,993)    (6,519,302)    (14,789,634)
                                                                             -----------    -----------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                             --             --        (835,000)
         Purchase of convertible promissory note                                      --       (150,000)       (400,000)
         Investment in affiliated company                                             --             --        (375,000)
         Additions to property and equipment                                     (11,950)       (76,921)       (690,624)
         Proceeds from disposal of fixed assets                                       --             --          42,100
         Loans to Officers                                                            --     (2,072,000)     (2,137,677)
         Repayment of loans to Officer                                                --      1,431,226       1,431,226
         Decrease in restricted cash                                                  --             --              --
                                                                             -----------    -----------    ------------

Net cash used in investing activities                                            (11,950)      (867,695)     (2,964,975)
                                                                             -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                             253,750      1,463,333       5,142,067
         Proceeds from loans and advances                                        690,000                        690,000
         Proceeds from issuance of notes payable                                      --             --       1,000,000
         Net proceeds from issuance of convertible debentures                         --             --       9,148,262
         Repayment of notes payable                                                   --             --        (400,000)
         Proceeds of loans from shareholders, net                                     --             --         919,600
         Repayment of loans from shareholders                                         --             --        (968,000)
         Proceeds from long-term bank credit                                          --             --          95,969
         Repayment of long-term bank credit                                           --        (10,243)        (87,996)
         Increase (decrease) in short term bank credit                                --             --         (32,004)
         Public offering of common stock                                              --             --       3,433,027
         Repayment of short-term debt                                                 --             --        (250,000)
         Proceeds from short-term debt                                                --             --         274,038
         Loans to affiliate                                                           --             --        (977,207)
                                                                             -----------    -----------    ------------

Net cash provided by financing activities                                        943,750      1,453,090      17,987,756
                                                                             -----------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  55,807     (5,933,907)        233,147

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  177,340      7,052,929              --
                                                                             -----------    -----------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   233,147    $ 1,119,022    $    233,147
                                                                             ===========    ===========    ============

Noncash financing and investing activities for the nine months ended September 30, 2002 Issuance of common stock in respect of outstanding accounts payable, accrued expenses and loans payable in the amount of $850,140.

                 See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Ambient Corporation, and its Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission

      Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $2.6 million for the nine months ended September 30, 2002. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed telecommunication medium. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the design and development of its proposed technology.

      On September 30, 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a stock purchase agreement whereby ConEd undertook to invest $1.4 million in the Company over the succeeding six months, in consideration of the issuance of 35 million shares of the Company's common stock, par value $0.001 (the "Common Stock"). The ConEd investment amount included the forgiveness of $265,000 previously advanced by CECONY to the Company. (See Note 4). On of September 30, 2002, ConEd paid $225,000 to the Company in respect of this investment and was issued 12,250,000 shares of Common Stock and on October 30, 2002, an additional 200,000 was paid to the Company for 5,000,000 shares of Common Stock. Under certain limited circumstances, ConEd may be entitled to suspend the completion of its investment.

      In addition, through October 2002, certain of the Company's accounts payable, unpaid accrued employee salaries and other liabilities aggregating approximately $700,000 were converted into shares of Common Stock and Common Stock options, in full satisfaction of the amounts owed. See Notes 3 and 4 to the Consolidated Financial Statements.

      Management is continuing to actively seek additional capital that will provide funds needed to fund the Company's continuing research and development activities and in order to fully implement the Company's business plans. There is no assurance, however, that additional capital will be available to the Company and the inability to obtain such financing would have a material adverse effect on

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

      the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

      Note 2 - Research and Development Agreement

      Effective February 7, 2002 the Company and CECONY, an affiliate of ConEd, entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase (as defined in the agreement) is deemed unsuccessful. In connection with this advance, the Company granted CECONY a first priority security interest and lien on all of its assets, which is to terminate upon the repayment or cancellation of the advance. The Company will have sole rights to any jointly developed intellectual property; however CECONY will be entitled to a 2.5% royalty on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow, will be payable quarterly, in arrears, and will not accrue from one quarter to another during periods of negative cash flow.

      Note 3 - Convertible Notes Payable

      In September 2002, the Company issued convertible notes to vendors in the amount of $279,940, representing accounts payable then due. The notes are convertible into shares of the Company's Common Stock at a rate equal to, on a per share basis, the greater of (i) $0.12 per share and (i) the average of the per share closing price of the Company's Common Stock on the market or exchange in which it primarily trades for the three trading days preceding the date on which the Company receives the notice of conversion; provided, that, if the conversion is effected on or before October 15, 2003, then the conversion rate per share is equal to $0.12. On September 30, 2002, the outstanding principal amount of $159,940 was converted and the remaining $120,000 was converted on October 15, 2002, in each case at per share rate of $0.12.

      Note 4 - Stock Issuances

      In April 2002, in connection with a potential financing, the Company was advanced a $100,000 bridge loan. The financing was not completed and the loan amount was required to be paid by September 1, 2002. In settlement of certain outstanding disputes between the lender and affiliates thereof and in full satisfaction of the amounts owing on such bridge loan, the Company converted the outstanding bridge loan principal and accrued interest into 1,500,000 shares of Common Stock on September 30, 2002. In connection with the original advance of the bridge loan in April 2002, the Company issued to the lender three-year warrants to purchase an aggregate of 660,000 shares of Common Stock at a per share exercise price of $.40.

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

      the price per share of the Common Stock closes at $0.50 or more for a period of 20 consecutive trading days on the market or exchange on which the Common Stock is then primarily quoted.

      In September 2002, the Company issued 4,104,000 shares of Common Stock to various employees in settlement of $205,200 in accrued salaries.

      In September 2002, the Company granted options to purchase 300,000 shares of Common Stock to various consultants for services rendered. The options are exercisable at $0.20 per share and expire 10 years from date of grant.

      In September 2002, the Company issued 375,000 shares of common stock and options to purchase in the aggregate an additional 896,426 shares of Common Stock to creditors in settlement of $120,000 in accounts payable. The options have exercise prices ranging from $0.12 to $0.25 per share and expire from two to three years from date of grant.

      In September 2002, the Company entered into a stock purchase agreement with ConEd pursuant to which ConEd undertook to invest $1.4 million in the Company. Pursuant to such agreement, on September 30, 2002, ConEd purchased 12,250,000 shares of the Company's Common stock for $490,000, of which $265,000 was previously advanced to the Company by CECONY, an affiliate of ConEd. Under the stock purchase agreement, ConEd undertook to purchase an additional 22,750,000 shares of Common Stock for $910,000 over the succeeding six months and, pursuant thereto, ConEd paid in an additional $200,000 on October 30, 2002, for which it was issued 5,000,000 shares of the Company's Common Stock.

      Note 5 - Payment Pursuant to Termination Agreement

      In October 2002, the Company remitted to its former Chief Financial Officer $15,000 pursuant to the terms of an agreement entered into with such former officer in April 2002 in connection with his resignation from all positions held with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement, the Company, among other things, forgave a loan previously granted in the amount of $70,000, and agreed to remit to him
      (i) $15,000 upon the completion of an investment with net proceeds of at least $500,000 to the Company and (ii) an additional $20,000 upon the completion of a subsequent investment with additional net proceeds to the Company of $500,000.

Item 2. Plan of Operation

Overview

      Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. Although used for low speed data communication, existing electrical power lines have not historically been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary and patent pending technologies designed to overcome these limitations. The Company's proposed powerline communication technology solution entails partnering arrangements with leading telecommunication and other technology companies in order to complete the design, development, testing and commercialization of its proposed solution.

      As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

      On September 30, 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a stock purchase agreement whereby ConEd undertook to invest $1.4 million in the Company over the succeeding six months, in consideration of the issuance of 35 million shares of Common Stock. In connection with ConEd's investment, the Company's repayment obligation relating to $265,000 previously advanced by CECONY to the Company for the purpose of furthering the design, development and testing of the Company's proposed solution was cancelled. As of October 30, 2002, ConEd has paid into the Company $690,000 (including the $265,000 previously advanced by CECONY) in respect of which the Company issued 17,250,000 shares of Common Stock. Under certain limited circumstances, ConEd may be entitled to suspend the completion of its investment.

      For the nine months ended September 30, 2002, the Company incurred net losses aggregating $2.6 million (which includes $912,837 of stock based compensation) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant additional development expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it.

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

      The Company is in the process of designing, developing and testing its proposed high-speed powerline communication solution. The Company intends that its proposed solution will utilize proprietary patent-pending technology designed and developed by the Company as well as components and technologies designed and developed by third parties and licensed to the company. The Company has entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its proposed network architecture. Subject to raising capital in amounts sufficient to realize its business plans, the Company intends to continue to primarily focus its efforts in the next nine months to completing the design, development and testing of its proposed powerline communications solution such that such solution is capable of being commercially deployed.

      In February 2002, the Company and CECONY entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between the Company and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient will pool their efforts to further develop and test the feasibility of Ambient's proposed high-speed powerline communications technology with the goal of commercialization of this technology. Under the Agreement with CECONY, it advanced $325,000 to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution. The Company has agreed to grant to CECONY a first priority lien on all of its assets to secure the repayment of the advance, which advance is to become subsumed into the royalty discussed below upon (and subject to) the successful completion of the Small Field Trial Phase (as defined in the agreement). The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow, will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. As of July 2002 the Company concluded successful results and a significant initial phase of the demonstration of Ambient's proposed powerline communication solution on the overhead electrical distribution system and is actively planning for the expansion of the demonstration into a small field trial. The Company's immediate objective is to expand the scope of the demonstration system to include additional premises and services and expand the distance achieved from base to farthest consumer.

Liquidity

      Based on the investment agreement entered into with ConEd, the Company anticipates that it will have sufficient cash on hand to continue its operations as currently conducted through March 31, 2003. The Company will need to raise additional capital to maintain its operations after such date.

      Management believes that the Company will need to raise an additional $2.4 million in order to realize its business plan as contemplated and complete the design, development, and testing of the Company's proposed powerline communication architecture for commercial deployment.

      The Company is actively seeking additional capital in the form of private sales of equity or debt with equity features necessary to fund the Company's continuing research and development activities and to expand operations and implement its business plans. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on terms acceptable to it. Furthermore, it is anticipated that any such financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

      The financial statements accompanying this report for the nine month period ended September 30, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

Item 3. Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within the 90 days prior to the filing date of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On November 9, 2001, an alleged stockholder of the Company, commenced a derivative lawsuit in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors as well as its former chief executive officer, and the Company as a nominal defendant. The complaint alleged that the individual defendants breached their fiduciary duties with respect to certain transactions identified in the complaint, resulting in damages to the Company. The complaint sought rescission of certain transactions, unspecified damages and recovery of plaintiff's fees and costs. On April 1, 2002, all defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted and for failure to adequately plead demand.

      On July 30, 2002, the complaint was dismissed with prejudice by the Court of Chancery in Delaware at the conclusion of the oral arguments.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended September 30, 2002. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the securities Act of 1933, as amended, pursuant to the exception contemplated by Section 4(2) thereof for transactions not involving a public offering.

      1. In September 2002 Ambient issued to ConEd 12,250,000 shares of Common Stock for $490,000 (including the cancellation of the Company's repayment obligation relating to $265,000 previously advanced by an affiliate of ConEd).

      2. In connection with the cancellation of its promissory note in the principal amount of $100,000 and accrued interest and in settlement of certain outstanding disputes, the Company issued in September 2002, a total of 1,500,000 shares of Common Stock to lender and an affiliate thereof.

      3. In satisfaction of unpaid accrued employee salary aggregating approximately $205,200, the Company issued in September 2002 4,104,000 shares of Common Stock to six employees.

      4. In September 2002 the Company issued 1,332,834 shares of Common Stock to a supplier in satisfaction of trade debt aggregating $159,940.

      5. In September 2002 the Company issued 375,000 shares of Common Stock to the landlord of its offices in respect of unpaid rent for the period of April-September 2002 aggregating $30,000 and issued to such party two year options to purchase an additional 696,429 shares of Common Stock at a per share price of $0.25, provided, that the exercise period is subject to reduction upon the occurrence of certain events.

      6. In September 2002 the Company issued to a service provider three-year options to purchase 200,000 shares of Common Stock at a per share exercise price of $0.12 in consideration of the cancellation of $90,000 of unpaid fees, provided, that the exercise period is subject to reduction upon the occurrence of certain events.

      7. In September 2002, the Company granted options to purchase 300,000 shares of Common Stock to various consultants for services rendered. The options are exercisable at $0.20 per share and expire 10 years from date of grant

      8. In July 2002, the Company issued 400,000 shares of Common Stock for $20,000. In connection with such issuance, the Company also issued to the subscriber one year warrants to purchase 400,000 shares of Common Stock at a per share exercise price of $0.15, provided that the exercise period is subject to reduction upon the occurrence of certain events.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits

10.1 Stock Purchase Agreement dated as of September 30, 2002 between Ambient and Consolidated Edison, Inc.

99.1 Certification of the Company's Chief Executive Officer and Principal Financial Officer

            (b) Reports on Form 8-K

(i)   Report on Form 8-K filed on September 5, 2002

(ii)  Report on Form 8-K filed on September 30, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

Date: November 14, 2002         AMBIENT CORPORATION


                                /s/ John J. Joyce
                                ------------------
                                John J. Joyce
                                Chief Executive Officer
                                (and Principal Financial Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, John J. Joyce, Chief Executive and Principal Financial Officer of Ambient Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ambient Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report my conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                      /s/ John J. Joyce
                                      ---------------------------------
                                      John J. Joyce
                                      Chief Executive Officer
                                      (and Principal Financial Officer)