Form 10KSB
period 2002-12-31
AMBIENT CORP /NY
filed 2003-03-31
CIK 1047919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            Annual Report for the fiscal year ended December 31, 2002

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

     [Mark One]

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      Securities Registered Pursuant to Section 12(B) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(G) of the Exchange Act:
                          $.001 Par Value Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The Issuer did not report any revenues for the year ended December 31, 2002.

     As of March 31, 2003, there were 70,589,634 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $3 million. Such market value was calculated using the closing price of such common stock as of such date as quoted on the OTC Electronic Bulletin Board.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           FORWARD LOOKING STATEMENTS

     THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW
REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO IMMEDIATELY OBTAIN FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITOR'S; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE TECHNOLOGY IS UNPROVEN; THE ENCUMBRANCE OF THE COMPANY'S TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

     Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. Although historically used for low speed data communication, existing electrical power lines have not been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary and patent protected and pending technologies designed to overcome these limitations and has positioned itself as a leading systems integrator for powerline communication. The Company's proposed powerline communication technology solution entails partnering arrangements with leading utilities, their affiliates and other technology companies in order to complete the design, development, testing and commercialization of our solution. The Company is currently working with technology and utility companies in the design, development and testing of its proposed solution and its various components/technologies.

     The Company was incorporated under Delaware law in June 1996. The principal executive offices of the Company are located at 1033 Beacon Street, Brookline, Massachusetts, 02446.

GENERAL BACKGROUND

HIGH SPEED COMMUNICATIONS (BROADBAND)

     The telecommunications industry has changed dramatically over the past decade. Deregulation led to increased competition and tremendous growth opportunity, making the telecommunications industry one of the fastest growing industries in the world during the last ten years. Products and services providing consumer access to high-speed communication comprise a multi-billion dollar market in the United States alone. As broadband technologies mature, exponential growth in users and services is also occurring. The number of households in the United States with broadband Internet is estimated at 20 million today and by 2005 that figure is estimated to be at approximately 35 million.

     Internet communications worldwide can be divided into the "backbone" network and the "access" network. The backbone networks are typically comprised of optical fiber cables between cities, countries and continents that provide essentially unlimited capacity for sending relatively large amounts of data over long distances. However, the optical fiber technology used for the backbone network is considered too expensive and disruptive to extend to each individual user. Accordingly, distributing data from the backbone network to homes and business is done via an "access" network, also referred to as the "last mile" network.

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

     Distribution transformers are extensive in countries such as the US, where power is supplied to consumers at 120 volts or less, and each transformer needs to be located near its load. However, distribution transformers block the transmission of high frequency data. Accordingly, a means to bypass the distribution transformer is required. Ambient's "bypass coupler" is considered a highly effective bridge around the distribution transformer.

     The conventional option for bypass coupling was to use capacitive couplers, which need to be physically (and therefore electrically) connected directly to the medium voltage lines. To achieve the electrical connection the capacitive coupler needs to include a capacitor that can withstand high voltage, and is therefore relatively expensive to manufacture. The cost of such a key component in the overall system has represented a significant hurdle in the development of an economical solution to offering consumer services over the power distribution infrastructure.

AMBIENT'S PROPOSED SOLUTION

     Ambient has designed, developed and successfully tested, on a small limited trial basis, its bypass coupler technology that is designed to achieve high-speed data transfer to and from the neighborhood distribution lines without the need to establish an electrical connection. Ambient's couplers have been designed to slip around overhead low or medium voltage distribution wires. Accordingly, the Company anticipates that implementation costs of its technology will be significantly lower in comparison to the conventional solutions that attempt to use a capacitive bypass coupler thereby affording a cost effective powerline telecommunications technology solution. In September 2002, the Company was issued a patent with respect to its bypass coupler technology.

     In order to be commercially deployed, Ambient's proposed powerline communications network architecture needs to be integrated with related equipment and technologies that the Company has been developing in conjunction with third-party technology partners. Powerline modems need to cope with the particular challenges of power lines, including signal loss and noise.

     An integral component of Ambient's proposed powerline communications solution are the nodes, or communication controllers that enable the transmission of high frequency signals over electrical lines. In 2001, the Company entered into an agreement with Design of Systems on Silicon ("DS-2"), a leading Spanish silicon design company, pursuant to which DS-2 will provide modem/communication chipsets that convert digital bit streams into high frequency data signals, and back again. The DS-2 technology has been integrated into Ambient's communications system network architecture for field trial testing.

     Over the course of the past two years, the Company has entered into an agreement with Aquila Technologies Group, Inc., a subsidiary of Canberra Industries (Parent Company, Cogema Instruments, Inc.), a leading provider of research and development and equipment fabrication ("Aquila") pursuant to which Aquila has undertaken to assist in the design and development, of the communications controller or nodes. Initial prototypes of the equipment have been installed and monitored in a field trial since May 2002.

     Additionally, Aquilla undertook to coordinate large scale offshore manufacturing facilities, monitor legislative activities and government funded research activities in the powerline telecommunications technology area and pursue opportunities for our technologies in a variety of other arenas.

     Management believes that active participation of utilities or utility operators is also essential to the design and development of equipment, testing of the proposed solution and eventual successful commercial deployment. In December 2001, the Company entered into a testing and development agreement with Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States and a subsidiary of Southern Company, a leading energy company and the parent company of five operating utilities in the Southeast region of the United States, pursuant to which the Company and STI contemplate the design and development of hardware products and a six phase development project to explore and evaluate the feasibility of high speed communications over the utility's electric power delivery infrastructure utilizing both medium voltage primary and low voltage secondary lines. The STI agreement contemplates the development of hardware coupling to such utility's power system, identifying and designing the communications and utility systems architecture and the conduct of field trials. The agreement provides that the Company and STI together own any jointly created technology resulting from the project. Ambient was granted royalty free licenses to use the jointly developed technology worldwide, except within specified geographic areas within the United States which are reserved to STI. The Company has initiated a field trial of its proposed technology and related equipment on the distribution grid of an affiliate of STI, which field trial the Company anticipates expanding over the course of 2003, subject to the Company successfully raising sufficient financing necessary for it to maintain its operations.

     In February 2002, the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between the Company and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient pool their efforts to further develop and test the feasibility of Ambient's proposed high speed powerline communications technology with the goal of commercialization of this technology. The agreement with CECONY contemplated the creation of a fully functioning powerline communication demonstration intended to demonstrate medium voltage to low voltage connectivity at speeds, distances and configurations that are mutually agreed upon. The demonstration was successfully established during the second quarter 2002 and has been monitored and expanded throughout 2002. The parties are currently preparing to scale the demonstration to a small field trial designed to implement and evaluate connectivity/services involving a minimum of twenty residential premises or commercial establishments (the "Small Field Trial"). Following the success of the Small Field Trial, the parties are to expand the field trial to a larger area with significant more sites. Ambient and CECONY are also examining the prospects for the commercialization of Ambient's proposed powerline solution.

     Pursuant to the agreement entered into between CECONY and the Company, CECONY advanced to Ambient in February 2002 the amount of $325,000 in order to commence the demonstration phase. Under the terms of the agreement with CECONY, the advance is repayable only if the Small Field Trial of the proposed solution under conditions specified in the agreement is deemed unsuccessful; otherwise, the amount is subsumed under the royalty agreement with CECONY. The Company has agreed to grant to CECONY a first priority lien on all Company assets to secure the repayment of the advance. The lien is extinguished if the Small Field Trial is successful. Under the Agreement, CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. The Company will have sole rights to any jointly developed technology. In June-August 2002, CECONY advanced an additional $265,000 to enable the Company to meet its then immediate financial obligations which amount has as of September 2002 been converted into equity and the repayment obligation thereto cancelled.

     On September 30, 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of CECONY, entered into a stock purchase agreement (the "Investment Agreement") pursuant to which ConEd invested $1.4 million in the Company over the succeeding five months, in consideration of the issuance of 35 million shares of the Company's common stock, par value $0.001 (the "Common Stock"). Under the Investment Agreement, the amount that ConEd invested included the conversion into equity and the cancellation of the Company's repayment obligation respecting the $265,000 advanced by CECONY to the Company during June-August 2002. Under the terms of the Investment Agreement, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock (the "Requisite Percentage Holdings"), the Company undertook to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, provided, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd undertook to complete such financing on substantially similar terms. Additionally, so long as ConEd continues to hold at all times the Requisite Percentage Holdings, ConEd is entitled to designate one member of the Company's board of directors (the "Board").

AMBIENT'S STRATEGY

     The Company's immediate goal is to complete the design, development and testing of Ambient's proposed powerline communications technology, including the various integral components and technologies being designed and developed by third party technology and other partners. As the proposed powerline communications solution approaches commercialization, management anticipates that the Company will be advantageously positioned to serve as a leading systems integrator and coordinator for powerline communications, generating revenue from the analysis and design of powerline communications system networks as well as the sale and installation of related equipment.

     To achieve these goals, the Company has entered into partnering arrangements with communications and other technology companies, as well as utilities or utility operators, as described above. Management intends to continue to pursue this approach as appropriate. No assurance can be provided that we will be successful in completing the design and development of such solution (including all of the integral components/technologies to be created by third parties) or, that even if successfully completed, such solution can or will be commercially deployable.

     Once a powerline communications solution is commercially deployed, management believes that revenues and cost savings may be generated by the utility from both consumer services as well as from utility initiatives which are expected to generate to the utility, or the utility operator, significant savings, benefits and additional value. We expect the consumer products' to include, initially, high-speed Internet access via existing electrical wiring, with such product offerings as streaming video, alarm monitoring and others to follow. Management anticipates that the utility services/initiatives may include features such as automatic meter reading (AMR), real-time outage reporting and load balancing/switching allowing utilities to significantly enhance their service offerings to their industrial, commercial, and residential customers. Such services are expected to lead to significant cost savings and additional revenue to utilities and their partners.

     Management also contemplates the possibility that, assuming the deployment of its proposed powerline communication network, as individual utilities evaluate their respective market opportunities and determine the optimum form of their commercial participation, Ambient may, through partnering arrangements, participate in the management and coordination of the delivery of consumer products.

     Management also contemplates that prior to the commercialization of the proposed powerline based solution, the Company may be able to generate non-significant revenues in the form of fees payable to us by our utility development relations. Such fees are to compensate Ambient for direct out-of-pocket costs associated with the field trials. The Company anticipates that these payments will be made to us upon the achievement of certain pre-designated development and commercialization milestones.

COMPETING TECHNOLOGIES

     The competition for the Company's proposed high-speed powerline communications technology originates primarily from non-powerline based providers of broadband capability and, to a lesser extent, from other providers of powerline based capability. Management believes that many, if not all, of the providers of this high-speed communications access have substantially greater financial, technological, marketing, personnel and research and development resources than the Company. We expect significant competition from the following:

I.   POWERLINE COMMUNICATION TECHNOLOGY

     Certain companies, including those with significantly greater resources than our company, such as Siemens and Nortell, have undertaken efforts to implement a comprehensive powerline communication based solutions. However, to date, none have, to the Company's knowledge, implemented and commercialized any such solution. Certain other companies, including those with significantly greater resources than the Company, provide, management, believes, partial powerline based solutions. These include the following: Amperion, a Massachusetts based company; Current Technologies, LLC, a Maryland based company; and Main.net Power line Communications, Inc., the North American subsidiary of Main.net.com, an Israeli company, which, together with a German utility, began offering Internet service to residents in Mannheim, Germany; PowerComm System, Inc.

     Management believes that the Company's core strategy, which attempts principally to partner the proposed powerline based solution with appropriate parties in the communication and service technology areas as well as utilities and other providers of electric power equipment, provides the most viable powerline communication based high-speed solution.

II.  INCUMBENT TELEPHONE (DSL) SERVICE PROVIDERS.

     The Company faces competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other competitive local exchange carriers (CLECs), have greater financial and other resources than us with more established brand awareness in their service areas. However, the Company expects to be able to distinguish itself from these competitors by offering greater speeds for connectivity at lower costs and together with our prospective partners - the utility companies - we envision being able to compensate for the brand awareness and the financial resources of the competitors.

     In addition, the Company's proposed solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

III. WIRELESS AND SATELLITE SERVICE PROVIDERS.

     Especially in underserved areas, the Company faces competition from fixed-wireless and satellite service providers for voice and high-speed data customers in businesses and residences. Many of these competitors are offering, or may soon offer, technologies and services that will compete with some or all of our service offerings. However, services based on these technologies historically offer communications speeds lower than those supplied by DSL, cable systems, and anticipated speeds from our solution.

     In addition, the Company's proposed solution will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

IV. SUBSCRIPTION TELEVISION COMPETITION HARDWIRE CABLE.

     Traditional hardwire cable operators are also competitors. Hardwire cable companies generally are well established and known to potential customers of PLC. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. In order to provide such services, however, the current cable infrastructure requires in many instances significant capital expenditures. Because of the existing wires of the electrical power grid, the build-out of our powerline based system is not expected to require similar heavy infrastructure costs.

PROPRIETARY RIGHTS

     The Company currently relies on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Company's products and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. The Company has filed several provisional as well as formal patent applications in the United States with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution infrastructures. Beginning with its initial filing for the inductive coupling of a data signal to a power transmission cable with the United States Patent and Trademark Office in 1999, the Company has made several additional filing in the United States and internationally to protect its technology and enhancements. In September 2002, the Company was issued by the United States Patent and Trademark Office a patent with respect to the technology employed in its coupler.

     The Company's policy is to require its employees, consultants, other advisors, as well as utility and design partners, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship with the Company shall be the Company's exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

RESEARCH & DEVELOPMENT

     From the date of inception through December 31, 2002, the Company has expended a net amount of approximately $5.5 million on research and development (net of $558,195 received in 1998-9 by Ambient Ltd., the Company's Israeli subsidiary, as government participation in its smart card development from the Office of Chief Scientist of the Israeli Ministry of Industry and Trade). During each of calendar year 2002 and 2001 the Company expended, respectively, $1 million and $2.9 million on its powerline communications technology development.

     All our design, development, and testing activities are conducted through our premises in Brookline, Massachusetts.

EMPLOYEES

     The Company currently employs five full-time employees, all of whom work out of the Company's offices in Brookline Massachusetts.

     The Company's future performance depends highly upon the continued service of the senior members of its management team.

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

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

     THE COMPANY MUST RAISE AT LEAST $200,000 ON AN IMMEDIATE BASIS IN ORDER TO REMAIN IN BUSINESS.

     Management believes that it has sufficient cash resources to maintain its operations as presently conducted through April 2003. Thereafter, the Company will need to raise at least $200,000 on an immediate basis in order to maintain operations as presently conducted through the second quarter of 2003.

     The Company has no commitments for any funds and no assurance can be given that the Company will be able to raise any funds on commercially reasonable basis. Even if the Company is successful in identifying potential financing sources, under the terms of the Investment Agreement with ConEd, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company undertook to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, PROVIDED, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd undertook to complete such financing on substantially similar terms.

     The failure to raise the required minimum funds by April 30, 2003 may require management to initiate proceedings seeking protection under pertinent reorganization or bankruptcy law and will have a material adverse effect on the Company's business and prospects.

     Management believes that any successful financing will result in a significant dilution to present stockholders.

     "GOING CONCERN" QUALIFICATION IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

     The Company has not had any significant revenues to date. As of December 31, 2002, the Company had an accumulated deficit of approximately $62 million. The report of the independent auditors on the Company's financial statements for the year ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company anticipates that the "going concern" report will make it more difficult for the Company to raise additional capital. The comprehensive communications infrastructure underlying the Company's proposed powerline solution is in the design, development and testing stage.

     EVEN IF AMBIENT IS SUCCESSFUL IN RAISING THE MINIMUM AMOUNT REQUIRED TO REMAIN IN BUSINESS, IT WILL REQUIRE ADDITIONAL FINANCING TO FULLY REALIZE BUSINESS PLANS.

     The Company will require additional financing to maintain its operations as presently conducted. Management estimates that it will need at least $2.4 million, barring any currently unforeseen contingencies, to complete the design, development and testing of the proposed communications infrastructure. The Company has no financing commitments and no assurance can be given that the Company will be able to raise funds on commercially acceptable terms and conditions.

     Even if the Company is successful in identifying financing sources, under the terms of the Investment Agreement with ConEd, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company undertook to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, PROVIDED, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd undertook to complete such financing on substantially similar terms.

     THE COMPANY'S ASSETS, INCLUDING THE TECHNOLOGY UNDERLYING THE PROPOSED POWERLINE COMMUNICATIONS INFRASTRUCTURE, ARE SUBJECT TO A LIEN IN FAVOR OF CECONY.

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

     A SIGNIFICANT PART OF THE ISSUED AND OUTSTANDING SHARES OF THE COMPANY'S COMMON STOCK IS HELD BY CONED, AN AFFILIATE OF CECONY, THE COMPANY'S LARGEST STOCKHOLDER.

     ConEd, an affiliate of CECONY, one of the Company's leading utility development partner and the Company's largest stockholder, holds, as of the filing of this report, approximately 49.58% of the Company's issued and outstanding Common Stock. Additionally, under the terms of the Investment Agreement entered into by the Company and ConEd, so long as ConEd holds at least 25% of the Company's outstanding Common Stock, it is entitled to designate one member of the Company's Board. While as of the filing of this report ConEd has not designated a member to the Board, no assurance can be given that ConEd will not elect to exercise such right.

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

     AMBIENT HAS INCURRED LOSSES IN EVERY QUARTER AND YEAR, AND IT EXPECTS LOSSES TO CONTINUE THROUGH THE FORESEEABLE FUTURE.

     Since Ambient began operations in 1996, the Company has lost money in every quarter and year. Prior to March 2000, when Ambient actively began to engage in the design, development, testing and commercialization of powerline communication technology, it designed, developed and marketed smart-card applications, a business in which the Company is no longer engaged. As of December 31, 2002, Ambient had an accumulated deficit of approximately $62 million, which includes $41 million in non-cash charges primarily related to the issuance of our Common Stock, warrants and the extinguishment of debt. Ambient may not be able to generate sufficient revenue to become profitable. Even if the Company does become profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

     AMBIENT HAS BEEN IN BUSINESS IN THE POWERLINE COMMUNICATION FIELD FOR A SHORT PERIOD OF TIME, SO THE BASIS FOR EVALUATING THE COMPANY IS LIMITED.

     Ambient is a development stage company engaged in the design, development and commercialization of its proposed powerline communication infrastructure only since March 2000. As a result, there is a limited history of operations for evaluating the power-line communication technology business. Investors must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the market for the provision of rapid power-line telecommunication services. Some of these risks and uncertainties include:

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

     Certain companies, including those with significantly greater resources than Ambient, such as Siemens and Nortell, have undertaken efforts to implement comprehensive powerline communication based solutions. However, to date, none have, to the Company's knowledge, implemented and commercialized any such solution. Certain other companies, including those with significantly greater resources than Ambient, provide partial powerline based solutions. These include the following: Amperion, a Massachusetts based company; Current Technologies, LLC, a Maryland based company; Main.net Power line Communications, Inc., the North American subsidiary of Main.net, an Israeli company, which, together with a German utility, began offering broadband service to residents in Mannheim, Germany; and PowerComm System, Inc. The Company's management believes that the Company's core strategy, which attempts principally to partner Ambient's proposed powerline based solution with appropriate parties in the communication and service technology areas as well as utilities and other providers of electric power, provides the most viable prospect of a powerline communication based high-speed solution. However, there can be no assurance that Ambient will be able to compete successfully in this market.

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

     AMBIENT HAS VERY FEW EMPLOYEES AND IS PARTICULARLY DEPENDENT ON CERTAIN OF ITS KEY PERSONNEL.

     Ambient currently employs five full-time employees. Although management believes that the Company maintains a core group sufficient to effectively conduct its operations at the current levels, the loss of certain of the Company's limited personnel could, to varying degrees, have an adverse effect on Company operations and product development. There can be no assurance that Ambient will be successful in identifying and retaining such personnel on commercially acceptable terms.

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

     PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN AMBIENT SHARES.

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

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 3. LEGAL PROCEEDINGS.

     On March 27, 2003, the Company's former Chief Financial Officer and a former director filed a complaint against the Company in State Court in Massachusetts. The action alleges, among other things, that the Company breached the terms of the Settlement Agreement, dated as of April 1, 2002 (the "Settlement Agreement"), entered into by the Company and Mr. Kopelowitz in connection with Mr. Kopelowitz's resignation from all offices held in the Company and its affiliates and seeks damages of $205,000, along with interest, costs and attorney's fees. The Company believes it has meritorious defenses to this lawsuit and believes that under the terms of the Settlement Agreement, there is an executed release for most of these claims. Given the early stage of this proceeding, it is not possible to estimate the liability, if any, in connection with this matter. As of the filing of this report, the Company has not filed an answer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its 2002 Annual Meeting of Stockholders on December 30, 2002 and the stockholders voted as to the following: (i) to elect John Joyce, Michael Widland, Judah Marvin Feigenbaum, Michael Braunold and Henry Seduski, as directors to serve for a term of one year or until a successor is duly elected;
(ii) increase the authorized shares of Common Stock that the Company is authorized to issue from time to time from 100 million shares to 200 million shares; (iii) increase the number of shares of Common Stock reserved for issuance under the Company's 2000 Equity Incentive Plan from 5,000,000 to 15,000,000 shares; (iv) adopt the 2002 Non-Employee Directors' Plan and (v) ratify the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as auditors for the year ending December 31, 2002.

Voting results were as follows:

                               For               Against           Abstain
1. Directors
John Joyce                  27,137,748           336,700             --
Michael Widland             27,137,748           336,700             --
Judah Marvin Feigenbaum     27,137,748           336,700             --
Michael Braunold            27,137,748           336,700             --
Henry Seduski               27,137,748           336,700             --

2. Increase in Authorized
Shares of Common Stock      27,366,168           106,280            2,000

3. Increase in Shares
Reserved under the 2000
Equity Incentive Plan       27,355,518           116,930            2,000

4. Adoption of the
Non-Employee Directors
Plan                        27,360,968           106,480            7,000

5. Auditors                 27,430,948            43,000              500

     All Items above were approved by the Company's stockholders.

     No other matters were submitted to a vote of stockholders during the three month period ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on OTCBB under the symbol "ABTG".

     The following table sets forth, for the periods indicated, the range of high and low bid prices per share of the Company's Common Stock, as reported on OTCBB.

                Quarter Ended                    High     Low

                2002
                March 31                         $0.40   $0.16
                June 30                          $0.18   $0.06
                September 30                     $0.26   $0.07
                December 31                      $0.25   $0.08

                2001
                March 31                         $2.59   $1.25
                June 30                          $1.80   $0.70
                September 30                     $0.94   $0.11
                December 31                      $0.25   $0.15

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 28, 2003, there were approximately 151 holders of record of the Company's Common Stock. The Company believes that a significant number of shares of Common Stock are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of the Company's Common Stock.

DIVIDEND POLICY

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS.

PLAN OF OPERATIONS

     As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a new business.

     For the year ended December 31, 2002, the Company incurred net losses aggregating $3.5 million which includes $1 million in non-cash charges primarily related to the issuance of Common Stock and warrants. The remaining $2.5 million reflects principally general and administrative and research and development expenses. The Company expects to incur significant up-front expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis.

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

     The Company is in the process of designing, developing and testing its proposed high-speed powerline communication solution. The Company intends that its proposed solution will utilize proprietary patent-pending technology designed and developed by the Company as well as the design and development by third-party telecommunications and other technology of integral components and other technologies used in the solution. In the course of 2001 and 2002, the Company has entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its solution. As of July 2002 the Company concluded successful results and a significant initial phase of the demonstration of Ambient's proposed powerline communication solution on the overhead electrical distribution system of CECONY and is currently planning for the expansion of the demonstration into a small field trial.

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

AGREEMENTS WITH TECHNOLOGY PARTNERS AND UTILITIES

     In connection with the initial advance of $325,000 by CECONY to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution, the Company agreed to grant to CECONY a first priority lien on all of the Company's assets to secure the repayment of the advance which advance is to become subsumed into the royalty discussed below upon (and subject to) the successful completion of the Small Field Trial Phase (as defined in the agreement). The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. In June - August 2002, CECONY advanced to the Company an additional $265,000 to enable the Company to meet its then immediate financial obligations.

     Under the terms of the Investment Agreement entered into in September 2002 by the Company and ConEd, an affiliate of CECONY, ConEd invested $1.4 million in the Company between September 2002 and February 2003, in consideration of the issuance to ConEd of 35 million shares of the Company's Common Stock. The amount invested by ConEd included the forgiveness and cancellation of the Company's repayment obligation relating to $265,000 advanced by CECONY to the Company during June - August 2002.

     In August 2002, in connection with the Company's efforts then undertaken to raise needed financing, STI agreed to waive, under limited circumstances, certain rights and protective provisions contained in the warrant instrument relating to the warrants issued to it by the Company in January 2002 for up to 2,684,000 shares of the Company's Common Stock in connection with the testing and development agreement entered into by the Company and STI. In consideration, the Company agreed to reduce the exercise price of such warrants from $0.20 to $0.12. Pursuant to such agreement with STI, upon the receipt in full by the Company of the proceeds of ConEd's investment, the number of shares issuable under this warrant was increased as of February 2003 by an additional 1,877,005 shares of Common Stock, with the exercise and other provisions applicable thereto being on terms substantially similar to those relating to the original issuance of warrants, as modified.

LIQUIDITY

     During the first quarter of 2003, the Company received non-significant fees and reimbursement of expenses in the aggregate approximate amount of $70,000 in connection with the testing and deployment of its proposed technology and related equipment.

     Additionally, ConEd completed the investment contemplated under the Investment Agreement between September 2002 and February 2003, pursuant to which the Company received net proceeds of approximately $1.2 million in cash. ConEd's investment included the contribution into equity of the Company (and the cancellation of the repayment obligation) of approximately $265,000 owing to CECONY, an affiliate of ConEd.

     The Company will need to raise additional capital on an immediate basis in order to continue in business through the second quarter of 2003. If the Company is unable to raise at least $200,000 on an immediate basis, the Company will likely cease to operate as a going entity within the second quarter of 2003. Assuming that the Company successfully raises the minimum amount that it believes is necessary to maintain operations through the second quarter of 2003, management believes that the Company will need to raise an additional $2.4 million in order to realize its business plan as contemplated and complete the design, development, and testing of the Company's proposed powerline communication architecture for commercial deployment.

     While the Company is actively seeking to raise additional capital, at the present time it has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The financial statements accompanying this report for the year ended December 31, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. Additionally, under the terms of the Investment Agreement with ConEd, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company undertook to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, provided, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd undertook to complete such financing on substantially similar terms.

     Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names, ages and positions of the Company's directors, executive officers and key employees are as follows:

Name                           Age      Position

John J. Joyce                  51       Chairman of the Board, CEO, Treasurer
                                        and Director

Dr. Yehuda Cern                59       Chief Engineer

Ramdas Rao                     37       Chief Network Architect

Michael Widland                62       Director

Judah Marvin Feigenbaum        52       Director

Michael Braunold               43       Director

Henry Seduski                  48       Director

     The business experience, principal occupations and employment, as well as the periods of service, of each of the Company's directors and executive officers during at least the last five years are set forth below.

     John J. Joyce has been the Company's Chairman of the Board of Directors and Chief Executive Officer since September 2001 and Chief Operating Officer from November 2000 through August 2001. Prior to joining Ambient, Mr. Joyce served, from September, 1996 to October 2000, as Senior Vice President of ABB Financial Services Inc. and President of ABB Financial Consulting, the Americas, where he was also selected to lead the global energy consulting practice within Financial Services. Mr. Joyce developed the Americas branch of ABB Financial Consulting, the financial management consultancy business of ABB Financial Services. Preceding his association with ABB, Mr. Joyce served, from December 1993 to August 1996, with The Capital Markets & Treasury Practice of Price Waterhouse LLP. Returning to the firm where he had previously served for more than five years in the general audit practice, Mr. Joyce assumed the responsibilities of Manager, where he advised corporations on a variety of business issues and strategies. Mr. Joyce was promoted to the level of Director in June 1995. A CPA in the United States, Mr. Joyce holds an MBA from the Stern School of Business, New York University, where he majored in Finance and International Business.

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

     Judah Marvin Feigenbaum, joined the Company's Board in November 2001. Since 1994, Mr. Feigenbaum has been involved as chief executive officer in various affiliates of United Diagnostics, Inc., a company engaged in the provision of healthcare. He served as President and Chief Executive Officer of The Patient Discharge Desk, a New York based company specializing in the development of proprietary software for targeted health care market segments. Mr. Feigenbaum served as President and Chief Executive Officer of (i) Analytical Biosystems Corporation located in Rhode Island, (ii) Medical Science Institute located in California and Physicians Clinical Laboratory, Inc. located in California, each of which specialize in clinical laboratory services and (iii) NTBM Billing Services, Inc., a Florida medical billing services company.

     Michael Braunold, joined the Company's Board in December 2001. From March 2000 through September 2000, Mr. Braunold was the Chief Executive Officer and Chairman of the Company. Since March 1998, Mr. Braunold also has been Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques. Prior to this assignment, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization, including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. Mr. Braunold originates from the United Kingdom where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School, London.

     Henry Seduski, joined the Company's Board in December 2002. He also has been serving as the Chief Financial Officer of The Learning Team, a software publisher, since December 2001. From 1982 through March 2000, Mr. Seduski was employed by J.P. Morgan & Co. Inc. as the Chief Financial Officer of its Private Banking Business Group servicing senior business managers. Mr. Seduski was also a Vice President in Private Banking's Risk Management and Control Group and held various other positions in Morgan's Financial Group. From 1976 through 1982, Mr. Seduski served as a Manager with Price Waterhouse & Co., a leading audit and accounting firm. A CPA in New York State, Mr. Seduski holds a BBA in accounting from the University of Notre Dame.

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

     Based solely on review of the copies of such forms received by the Company with respect to 2002, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth all compensation earned by the Company's Chief Executive Officer and the most highly compensated executive officers and key employees of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2002 (the "Named Executive Officers"):

                                                                   SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                      Long-Term Compensation
                                        ------------------------------------------      --------------     --------------
                                                                                         Securities          All Other
Name and                                                          Other Annual           Underlying        Compensation
Principal Position              Year    Salary($)    Bonus($)   Compensation($)         Options (#)(1)           ($)
------------------              ----    ---------    --------   ------------------      --------------    --------------
John J. Joyce                   2002    168,000            --       52,000(2)                375,000              --
  Chief Executive Officer       2001    192,471        36,000           --                 1,000,000              --
                                2000     36,285            --           --                   415,000(3)           --

Yehuda Cern                     2002    106,000            --       50,000(4)                     --              --
  Chief Engineer                2001    156,000        50,000           --                 1,900,000              --
                                2000    116,841       150,000           --                        --              --

Ramdas Rao                      2002    105,000            --       50,000(5)              1,200,000              --
  Chief Network Architect       2001    139,375            --           --                        --              --
                                2000     37,916            --           --                   242,000              --

(1) Represents shares of Common Stock issuable upon exercise of employee stock options issued in the year indicated under the Company's 1998 Stock Option Plan and 2000 Equity Plan, except in the case of Dr. Cern for 2001.

(2) Represents the dollar value of 1,040,000 shares of the Company's Common Stock issued on September 30, 2002 in lieu of then accrued and unpaid salary in 2002 of approximately $65,000.

(3) Prior to his appointment in September 2001 as the Company's Chief Executive Officer, Mr. Joyce served as Chief Operating Officer of the Company from November 2000 through August 2001, when he resigned from the Company. These options, granted prior to Mr. Joyce's resignation in August 2001 in connection with his service as Chief Operating Officer, expired.

(4) Represents the dollar value of 1,000,000 shares of the Company's Common Stock issued on September 30, 2002 in lieu of then accrued and unpaid salary in 2002 of approximately $62,500.

(5) Represents the dollar value of 1,000,000 shares of the Company's Common Stock issued on September 30, 2002 in lieu of then accrued and unpaid salary in 2002 of approximately $62,500.

OPTION GRANTS IN 2002

     The following table sets forth certain information concerning the individual option grants during the year ended December 31, 2002, to each of the Named Executive Officers.


                                        % of Total
                     Number of           Options
                    Securities          Granted to     Exercise or
                    Underlying           Employees      Base Price   Expiration
    Name        Options Granted (#)       in 2002         ($/sh)        date
    ----        -------------------       -------         ------        ----
John Joyce          375,000(1)             11.1%           0.10         2012

Ramdas Rao          200,000(2)              5.9%           0.20         2012

Ramdas Rao        1,000,000(3)             29.6%           0.50         2012


(1) Represents shares of Common Stock issuable upon exercise of fully vested and exercisable options issued under the Company's 2000 Plan in September 2002 in respect of reduced salary for the period from July - December 2002. All of these options have vested as of the Record Date.

(2) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Plan in September 2002, of which options for 75,000 shares have vested as of December 31, 2002 and options for the remaining 125,000 shares of Common Stock are to vest over 3 years.

(3) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Plan in September 2002, of which options for 500,000 shares have vested as of December 31, 2002 and options for the remaining 500,000 shares of Common Stock are to vest over three years.

AGGREGATE OPTIONS EXERCISED IN 2002 AND 2002 YEAR END OPTION VALUES


                                                         Number of Securities         Value of Unexercised
                                                        Underlying Unexercised         In-the-Money Options
                          Shares          Value         Options at Fiscal Year        At Fiscal Year End ($)
                        Acquired on      Realized                End (#)                   Exercisable/
Name                    Exercise (#)       ($)        Exercisable/Unexercisable         Unexercisable (1)
----                   -------------       ---        -------------------------         -----------------
John Joyce                  --              --               1,375,000/0                       0/0

Ramdas Rao                  --              --               735,940/706,060                   0/0

Yehuda Cern                 --              --               1,900,000/0                       0/0

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($.10) on December 31, 2002, as reported on the Over-The-Counter Market.

                              EMPLOYMENT AGREEMENTS

     The Company and John Joyce entered into an employment agreement as of November 2001 which effectively amended and restated the original employment agreement entered into by the Company and John Joyce as of October 2000 pursuant to which he was employed as the Company's Chief Operating Officer. Pursuant to the agreement, Mr. Joyce is employed as Chief Executive Officer and is entitled to be paid an annual salary of $275,000, which annual amount has been reduced to $200,000 for the period from June 1, 2002 through December 31, 2002. The term of the agreement is two years. If Mr. Joyce is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Joyce does not continue as Chief Executive Officer on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive the equivalent of 12 months' salary then due under the agreement.

     The Company and Dr. Yehuda Cern entered into an amended and restated employment agreement as of December 2001 which effectively amended and restated the employment originally entered into by the Company and Dr. Cern in November 2000. Pursuant to the agreement as of December 2001, Dr. Cern is employed as Chief Engineer and is currently paid and annual salary of $156,000. The term of the agreement is two years whereupon the employment agreement will be automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the scheduled expiration date. If the employment is terminated for no cause or if the agreement is not renewed by the Company after the expiration of the initial two year term, then Dr. Cern is entitled to receive 12 months' salary in bi-monthly installments.

     The Company and Ramdas Rao entered into an employment agreement effective as of September 2000 (as amended in November 2002) pursuant to which he is employed as the Company's Chief Network Architect. Mr. Rao is currently paid an annual salary of approximately $155,000. The employment agreement is for a period of two years and is to renew automatically unless either party gives 2 months notice to the other prior to the scheduled expiration date of its election to not renew. If the employment is terminated for no cause or if the agreement is not renewed by the Company after the expiration of the initial two year term, then Mr. Rao is entitled to receive 12 months' salary in bi-monthly installments.

     Each of the executives with an agreement has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     Each of the non-employee directors received, with respect to 2002, an annual cash payment of $16,000 for serving on the Board and an additional $4,000 in respect of each committee on which he/she serves. None of the employee-directors receive any cash compensation for serving on the Board. With respect to 2003, each of the non-employee directors will be entitled to receive an annual cash payment of $4,000 for serving on the Board. In addition, each non-employee director is entitled to receive options under the Company's 2002 Non-Employee Directors' Stock Option Plan to purchase 100,000 shares of the Company Common Stock and options for an additional 20,000 shares of Common Stock for service on a committee, in each case to vest over one year and at an exercise price equal to or above the market price on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (i) The following table sets forth certain information, as of March 28, 2003, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's directors and Named Executive Officers and (c) all current directors and executive officers of the Company as a group.


                                                          Number of Shares             Percent of
Name of Beneficial Owner(1)                             Beneficially Owned(2)        Common Stock(2)
---------------------------                             ---------------------        ---------------
John J. Joyce, Chairman, CEO and President                   2,430,000 (3)              3.38%

Dr. Yehuda Cern, Chief Engineer                              3,382,167 (4)              4.66%

Ramdas Rao, Chief Network Architect                          1,847,910 (5)              2.59%

Michael Braunold, Director                                     345,000 (6)                 *

Michael Widland, Director                                      178,334 (7)                 *

Judah Marvin Feigenbaum, Director                              133,333 (8)                 *

Henry Seduski, Director                                             -- (9)                 *

Consolidated Edison, Inc.                                   35,000,000 (10)            49.58%

Southern Telecom, Inc. ...........................           4,561,005 (11)             6.07%%

All directors and executive officers as
a group (7 persons) (12)                                     8,316,744                 11.13%

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

(3) Comprised of (i) 1,055,000 shares of Common Stock and (ii) 1,375,000 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Plan.

(4) Comprised of (i) 482,167 shares of Common Stock, (ii) 1,900,000 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Plan and (iii) 1,000,000 shares of Common Stock held by the Sarah and David Family Irrevocable Trust (the "Trust"). Dr. Cern's wife is the trustee of the Trust and Dr. Cern's children are its income beneficiaries. Dr. Cern disclaims beneficial ownership of all shares held by the Trust.

(5) Represents (i) 1,015,000 shares of Common Stock and (ii) 832,910 shares of the Company's Common Stock issuable upon exercise of currently exercisable employee stock options issued under the Company's 2000 Plan. Does not include 609,090 shares of Common Stock issuable under the Company's 2000 Plan, which options are scheduled to vest over the next two and one half years.

(6) Represents (i) 300,000 shares of Common Stock and (ii) 45,000 shares of Common Stock issuable upon exercise of currently exercisable options, of which options for 45,000 shares are attributable to service on the Board. Does not include 100,000 shares of Common Stock issuable upon exercise of options issued under the Company's 2002 Non-Employee Directors' Stock Option Plan and scheduled to vest in December 2003.

(7) Represents 133,334 shares of Common Stock and (ii) 45,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 100,000 shares of Common Stock issuable upon exercise of options issued under the Company's 2002 Non-Employee Directors' Stock Option Plan and scheduled to vest in December 2003

(8) Represents shares of 83,333 Common Stock and (ii) 50,000 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 120,000 shares of Common Stock issuable upon exercise of options issued under the Company's 2002 Non-Employee Directors' Stock Option Plan and scheduled to vest in December 2003.

(9) Does not include 120,000 shares of Common Stock issuable upon exercise of options issued under the Company's 2002 Non-Employee Directors' Stock Option Plan and scheduled to vest in December 2003.

(10) The business office of Consolidated Edison, Inc. ("ConEd") is at Consolidated Edison Co. of New York, Inc. 4 Irving Place, New York, NY 10003. The foregoing is based on a Schedule 13D filed by the stockholder in October 2002, as subsequently amended in March 2003.

(11) Represents 2,684,000 shares of Common Stock issuable upon exercise of currently exercisable warrants issued in January 2002 (the "Original Warrant") and (ii) 1,877,005 shares of Common Stock issuable upon exercise of currently exercisable warrants issued to Southern Telecom, Inc. ("STI") as of March 2003, pursuant to certain protective provisions contained in the Original Warrant, in connection with the investment by ConEd under the ConEd Investment Agreement. The principal business address of STI is 3003 Summit Boulevard, Atlanta, Georgia 30319.

(12) See Footnotes 3-9

      (ii) The following table sets forth, as of December 31, 2002, certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 2000 Equity Incentive Plan and the 2002 Non-Employee Directors' Stock Option Plan.


                           EQUITY COMPENSATION PLAN INFORMATION




            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options,           future
                                          outstanding       warrants          issuance.
                                           options,        and rights
                                         warrants and
                                            rights
                                              (a)              (b)               (c)
Equity compensation plan approved by      5,172,000           $0.61           12,038,000
         security holders

Equity compensation plans not approved    5,590,000           $0.79              --
         by security holders

               Total

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Under the terms of the Investment Agreement between the Company and ConEd, an affiliate of the Company's largest stockholder, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company undertook to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, PROVIDED, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd undertook to complete such financing on substantially similar terms. Additionally, so long as ConEd continues to hold at all times such percentage holdings, ConEd is entitled to designate one member of the Company's Board.

     In connection with the advance of $325,000 made by CECONY to the Company in February 2002 in order to commence the demonstration phase under the research and development agreement entered into by the Company and CECONY in February 2002, the Company agreed to grant to CECONY a first priority lien on all Company assets, including the technology underlying the Company's proposed technology, to secure the repayment of the advance. The lien is extinguished if the Small Field Trial (as defined in the agreement) is successful. Additionally, under such agreement, CECONY will be entitled to a 2.5% royalty, based on net revenues from powerline equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow.

     In connection with a testing and development agreement entered into as of December 2001 with Southern Telecom International ("STI"), in January 2002 the Company issued to STI warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004, at a per share exercise price of $.20 (the "Warrant"). In August 2002, in connection with the Company's efforts then undertaken to raise needed financing, STI agreed to waive certain rights and protective provisions contained in the Warrant. In consideration, the Company agreed to reduce the exercise price under the Warrant from $0.20 to $0.12. Pursuant to such agreement with STI, following the receipt by the Company in full of ConEd's investment under the Investment Agreement, the number of shares issuable under the Warrant was increased as of February 2003 by an additional 1,877,005 shares of Common Stock.

     In connection with the amendment and restatement in December 2001 of the employment agreement ("Restated Agreement") with Dr. Cern, the Company's Chief Engineer, the Company issued to Dr. Cern 1 million shares of its Common Stock for a $200,000 non-recourse promissory note. The note bears interest at prime plus 1% and is due in three equal installments in February, March and April 2003. Under the Restated Agreement, in lieu of repaying the principal, Dr. Cern is entitled to require the Company to repurchase the shares at the rate of $.20 per share. The shares have been pledged as collateral for the note. In March 2003, Dr. Cern transferred such shares to the Company, for cancellation and return to the Company's treasury, and the Company cancelled Dr. Cern's promissory notes.

     Under the Restated Agreement, the Company agreed to certain protective provisions in favor of Dr. Cern in connection with the commercial exploitation of subsequently developed technology substantially developed by him (the "Subsequently Developed Technology") whereby Dr. Cern would be entitled, under limited circumstances and subject to the agreement of the Company, to an agreed upon percentage, not to exceed 5%, of the benefits derived from such Subsequently Developed technology and, in case the Company establishes a majority-owned subsidiary to exploit such Subsequently Developed Technology, 5% of the initial equity of such entity. The Company also agreed that if it either ceases operations or changes its business focus such that the Company no longer intends to utilize powerline technology, the Company shall sell Dr. Cern the rights to such technology for ninety percent (90%) of such technology's then current fair market value as determined by an independent appraiser mutually selected by the Company and Dr. Cern.

     The Company retains the law firm of Shipman & Goodwin, LLP, of which Mr. Widland, a non-employee director is a partner, to perform legal services from time to time.

ITEM 13. CONTROLS AND PROCEDURES.

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

     Within the 90 days prior to the filing date of this report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1 Certificate of Incorporation of the Company, as amended (1)
3.2 By-Laws of the Company, as amended (1)

3.3 Memorandum of Association of Ambient Ltd. (1)
3.4 Articles of Association of Ambient Ltd. (1)
4.1 Specimen Stock Certificate (1)
4.2 Form of 10% Convertible Debenture due February 28, 2002 (2)
4.3 Form of Common Stock Purchase Warrant (2) Englewood
4.4 Form of Common Stock Purchase Warrant (4)
4.5 Form of Common Stock Option Agreement between the Corporation and certain Executive Officers(4)
4.6 Form of Company Promissory Note (9)
4.7 Form of Company Warrant (9)
10.1 Form of the Company's 1998 Stock Option Plan. (1)
10.2 Form of Subscription Agreement dated July 2000 between Ambient Corporation and certain investors. (3)
10.3 Form of Subscription Agreement dated July-August 2000 between Ambient Corporation and Certain Investors. (3)
10.4 Form of the Company's 2000 Equity Incentive Plan. (3)
10.5 Employment Agreement between Ambient Corporation and Ram das Rao dated as of September 29, 2000. (3)
10.6 Consulting Agreement between Ambient Corporation and Aviz Financial, LLC dated as of December 29, 2000.(4)
10.7 Consulting Agreement between Ambient Corporation and Aviz Consulting Limited dated as of December 29, 2000.(4)
10.8 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments, L.P. dated June 15, 2001. (5)
10.9 Finders Agreement between Ambient Corporation and TABAY Holdings, L.L.C. dated as of June 15, 2001. (5)
10.10 Service Agreement between Ambient Corporation and Aquilla Corporation dated August 21, 2001. (6)
10.11 Strategic Alliance Agreement between Ambient Corporation and Aquilla Corporation dated November 2, 2001. (6)
10.12 Subscription Agreement between Ambient Corporation and Oscar Private Equity Investments dated November 2, 2001. (6)
10.13 Agreement  between  Ambient  Corporation  and Aryeh  Weinberg  dated October 29, 2001. (6)
10.14 Agreement  between  Ambient Corporation and Mark Isaacson dated September 6, 2001. (7)
10.15 First  Amendment dated November 12, 2001 to Agreement  between Ambient  Corporation and Mark Isaacson dated
      September 6, 2001. (6)
10.16 Restated Employment Agreement between Ambient Corporation and John Joyce dated November 16, 2001. (8)
10.17 Restated Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated December 31, 2001. (8)
10.18 Settlement Agreement between Ambient Corporation and Wilfred Kopelowitz dated as of April 4, 2002. (8)
10.19 Stock Purchase Agreement dated as of September 30, 2002 between Ambient and Consolidated Edison, Inc. (9)
10.20 Form of Ambient Corporation's 2002 Non-Employee Directors' stock Option Plan (10)
21.1  Subsidiaries of the Company (2)
99.1  Certification of the Company's Chief Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley
      Act of 2002. *

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

(8) Filed as an Exhibit to Ambient's Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(9) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2002 and incorporated herein by reference.

(10) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended September 30, 2002 and incorporated herein by reference.

(11) Filed as an Exhibit to Ambient's Definitive Proxy Statement on Form 14-A filed on December 10, 2002 and incorporated herein by reference.

(b)   Reports on Form 8-K

(i)   Report on Form 8-K filed on January 15, 2002

(ii)  Report on Form 8-K filed on February 14, 2002

(iii) Report on Form 8-K filed on September 5, 2002

(iv)  Report on Form 8-K filed on September 30, 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.




                                        /s/ JOHN J. JOYCE

DATE: MARCH 31, 2003                    JOHN J. JOYCE
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER
                                        AND DIRECTOR


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                           TITLE                               DATE

/S/  MICHAEL WIDLAND                DIRECTOR                      MARCH 31, 2003
MICHAEL WIDLAND

/S/ JUDAH MARVIN FEIGENBAUM         DIRECTOR                      MARCH 31, 2003
JUDAH MARVIN FEIGENBAUM

/S/ MICHAEL BRAUNOLD                DIRECTOR                      MARCH 31, 2003
MICHAEL BRAUNOLD

/S/ HENRY SEDUSKI                   DIRECTOR                      MARCH 31, 2003
HENRY SEDUSKI

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John J. Joyce, Chief Executive and Principal Financial Officer of Ambient Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ambient Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, including its consolidated subsidiaries, as of, and for, the period presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, including its consolidated subsidiaries, and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


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

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF
AMBIENT CORPORATION.

We have audited the accompanying consolidated balance sheets of Ambient Corporation. ("the Company") (a development-stage company) and its subsidiaries at December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2002, and for the period from June 1, 1996 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2002 and 2001, and the consolidated results of operations, comprehensive loss, stockholders' equity (deficit) and their cash flows for the two years ended December 31, 2002, and for the period from June 1, 1996 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)
A MEMBER OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
MARCH 25, 2003


                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                        2002                 2001
                                                                                        ----                 ----
ASSETS
CURRENT ASSETS
     Cash and  cash equivalents                                                 $           75,251   $          177,340
     Receivables and prepaid expenses                                                       28,540               63,590
                                                                                  -----------------    -----------------

               Total current assets                                                        103,791              240,930


Loan receivable, Officer                                                                         -               70,000
Property and equipment, net                                                                 81,583              153,654
                                                                                  -----------------    -----------------

               Total assets                                                     $          185,374   $          464,584
                                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                           $          654,460   $          431,501
     Accrued expenses and other current liabilities                                        126,500              211,255
     Advances (Note 11)                                                                    325,000                    -
                                                                                  -----------------    -----------------

               Total current liabilities                                                 1,105,960              642,756
                                                                                  -----------------    -----------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                                  -                    -
    Common stock, $.001 par value;
      200,000,000 shares authorized; 63,718,384 and 26,177,384
        issued and outstanding, respectively                                                63,719               26,178
     Additional paid-in capital                                                         61,497,304           59,317,682
     Deficit accumulated during the development stage                                  (62,229,370)         (58,748,997)
      Less: Note receivable - stockholder                                                 (200,000)            (200,000)
      Less: deferred compensation                                                          (52,239)            (573,035)
                                                                                  -----------------    -----------------

               Total stockholders' deficit                                                (920,586)            (178,172)
                                                                                  -----------------    -----------------

               Total liabilities and stockholders' deficit                      $          185,374   $          464,584
                                                                                  =================    =================


                                     See Notes to Consolidated Financial Statements.

                                                   AMBIENT CORPORATION
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                      Cumulative
                                                                                          Year                      From Inception
                                                                                          Ended                           to
                                                                                       December 31,                  December 31,
                                                                                 2002               2001                 2002
                                                                                 ----               ----                 ----
Expenses

Research and Development (1)                                               $        975,536  $       2,856,815    $       6,017,226
Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                             -                  -              558,195
                                                                            ----------------  -----------------    -----------------
                                                                                    975,536          2,856,815            5,459,031

Operating, general and administrative expenses (1)                                1,387,973          5,346,962           12,941,080
Stock based compensation - net                                                    1,067,951            413,651           17,266,664
                                                                            ----------------  -----------------    -----------------

Total expenses                                                                    2,455,924          5,760,613           30,207,744
                                                                            ----------------  -----------------    -----------------

Operating loss                                                                   (3,431,460)        (8,617,428)         (35,666,775)

Legal settlement                                                                          -                  -           (1,512,500)
Interest expense                                                                          -               (885)            (675,513)
Noncash financing expense                                                                 -                  -           (1,600,000)
Beneficial conversion feature of convertible debt                                         -                  -           (3,878,260)
Amortization of deferred financing costs                                            (49,318)                 -           (5,801,333)
Interest income                                                                         405             95,572              321,244
Write-off of convertible note receivable                                                  -           (490,000)            (490,000)
Company's share in net losses of affiliate                                                -         (1,016,842)          (1,352,207)
                                                                            ----------------  -----------------    -----------------

Loss before minority interest and extraordinary item                             (3,480,373)       (10,029,583)         (50,655,344)

Minority interest in subsidiary loss                                                      -                  -               25,000
                                                                            ----------------  -----------------    -----------------

Loss before extraordinary item                                                   (3,480,373)       (10,029,583)         (50,630,344)

Extraordinary item - loss on extinguishment of debt                                       -                  -           (9,778,167)
                                                                            ----------------  -----------------    -----------------

Net loss                                                                         (3,480,373)       (10,029,583)         (60,408,511)

Deemed dividends on convertible preferred stock                                           -                  -           (1,820,859)
                                                                            ----------------  -----------------    -----------------

Net loss attributable to common stockholders                               $     (3,480,373) $     (10,029,583)   $     (62,229,370)
                                                                            ================  =================    =================

Basic and diluted loss per share:
         Net loss before  extraordinary item                               $          (0.10) $           (0.42)
         Extraordinary loss from extinguishment of debt                                   -                  -
                                                                            ----------------  -----------------

      Net loss                                                             $          (0.10) $           (0.42)
                                                                            ================  =================

Weighted average number of shares outstanding                                    33,768,432         23,724,000
                                                                            ================  =================

(1) Excludes non-cash, stock based compensation expense as follows:
    Research and development, net                                          $        587,043  $         843,294    $       1,430,337
    Operating, general and administrative, net                                      480,908           (429,643)          15,836,327
                                                                            ----------------  -----------------    -----------------

                                                                           $      1,067,951  $         413,651    $      17,266,664
                                                                            ================  =================    =================



                                           See Notes to Consolidated Financial Statements.

                                                                 F-3


                               AMBIENT CORPORATION
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                       Convertible
                                                                                     Preferred Stock                Common Stock
                                                                                  Shares           Amount             Shares
                                                                                ------------  -----------------  -----------------
Issuance of common stock to founders for nominal consideration - July 1996                   $                          2,028,833
Issuance of common stock to employees for services - September 1996                                                         5,000
Issuance of common stock to employees for services - October 1996                                                         195,333
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 1996                                                        -                 -                  2,229,166

Issuance of common stock to employees for services - March 1997                                                            20,000
Issuance of common stock to employees for services - August 1997                                                           84,167
Stock issued in connection with private placement of notes - September 1997                                                60,000
Issuance of common stock to advisor for services - September 1997                                                           6,000
Stock issued in connection with private placement of notes - October 1997                                                  20,000
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 1997                                                        -                 -                  2,419,333

Stock issued pursuant to consulting agreement                                                                              75,000
Initial public offering in February 1998                                                                                  525,000
Stock issued in connection with short-term debt financing                                                                  20,000
Additional stock pursuant to founders agreement for nominal consideration                                                  35,000
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 1998                                                        -                 -                  3,074,333

Stock issued pursuant to consulting agreement - January 1999                                                                4,000
Stock issued pursuant to consulting agreement - February 1999                                                              15,000
Stock issued pursuant to consulting agreement - February 1999                                                              22,500
Stock issued pursuant to consulting agreement - April 1999                                                                 15,000
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 1999                                                        -                 -                  3,130,833

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000                                                       3,490,000
Stock issued pursuant to consulting agreement - February 2000                                                             700,000
Stock issued pursuant to consulting agreement - February 2000                                                             180,000
Stock issued pursuant to consulting agreement - February 2000                                                              70,000
Stock issued pursuant to consulting agreement - February 2000                                                              25,000
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and
November 2000
Stock issued pursuant to consulting agreement - February 2000                                                             589,750
Stock issued pursuant to consulting agreement - February 2000                                                             300,000
Stock issued pursuant to consulting agreement - March 2000                                                                250,000
Stock issued pursuant to consulting agreement - March 2000                                                                100,000
Stock issued pursuant to consulting agreement - March 2000                                                                346,250
Stock issued pursuant to consulting agreement - March 2000                                                                200,000
Stock issued for services - May 2000                                                                                       67,250
Stock issued pursuant to settlement agreement                                                                             250,000
Common stock issued in private placement, net of offering costs - July 2000                                             1,000,000
Preferred stock issued in private placement, net of offering costs - August 2000  1,125,000              1,125
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                                           200,000
Stock issued upon conversion of debentures -  September and November 2000                                               5,000,000
Stock issued upon conversion of debentures - November 2000                                                              3,711,711
Stock issued upon conversion of preferred stock -  November 2000                 (1,125,000)            (1,125)         1,125,000
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                                                      640,000
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 2000                                                        -                 -                 21,375,794

Common stock issued in private placement, net of offering costs - March 2001                                              350,000
Common stock issued for purchase of minority interest                                                                     400,000
Stock issued pursuant to consulting agreement - March 2001                                                                650,000
Stock issued pursuant to consulting agreement - April 2001                                                                202,500
Common stock issued in private placement, net of offering costs - June 2001                                             1,299,090
Stock issued as finders fee - June 2001                                                                                   250,000
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001                                                                                 650,000
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001                                                                 1,000,000
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 2001                                                        -                 -                 26,177,384

Stock and warrants issued for rent reduction - April - December 2002                                                      562,500
Stock and warrants issued in private placement - July 2002                                                                400,000
Stock and warrants issued as repayment of loans - September 2002                                                        1,500,000
Stock issued as payment accrued salaries  - September 2002                                                              4,104,000
Stock and warrants issued upon conversion of debt - September 2002                                                      1,332,833
Common stock issued for cash - September 2002                                                                          12,250,000
Stock issued upon conversion of debt - October 2002                                                                     1,000,000
Common stock issued for cash - October 2002                                                                             5,000,000
Common stock issued for cash - November 2002                                                                            5,000,000
Stock issued upon conversion of debt - November 2002                                                                      183,334
Stock issued upon conversion of debt - December 2002                                                                       83,333
Common stock issued for cash - December 2002                                                                            5,000,000
Exercise of warrants                                                                                                    1,125,000
Options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                                ------------  -----------------  -----------------

Balance - December 31, 2002                                                        -         $       -          $      63,718,384
                                                                                ============  =================  =================

(CONTINUED)

                                                                                                       Additional        Note
                                                                                 Common Stock           Paid-in        Receivable
                                                                                    Amount              Capital       Stockholder
                                                                                -----------------   ---------------   ------------

Issuance of common stock to founders for nominal consideration - July 1996                 2,029   $                 $
Issuance of common stock to employees for services - September 1996                            5
Issuance of common stock to employees for services - October 1996                            195
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 1996                                                                2,229                 -         -

Issuance of common stock to employees for services - March 1997                               20            50,000
Issuance of common stock to employees for services - August 1997                              84           336,668
Stock issued in connection with private placement of notes - September 1997                   60           239,940
Issuance of common stock to advisor for services - September 1997                              6            23,994
Stock issued in connection with private placement of notes - October 1997                     20            79,980
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 1997                                                                2,419           730,582         -

Stock issued pursuant to consulting agreement                                                 75           654,925
Initial public offering in February 1998                                                     525         3,432,502
Stock issued in connection with short-term debt financing                                     20            99,980
Additional stock pursuant to founders agreement for nominal consideration                     35
Warrants issued pursuant to private placement of units                                                      21,600
Options granted pursuant to consulting agreement                                                             1,600
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 1998                                                                3,074         4,941,189         -

Stock issued pursuant to consulting agreement - January 1999                                   4             7,996
Stock issued pursuant to consulting agreement - February 1999                                 15
Stock issued pursuant to consulting agreement - February 1999                                 23            69,977
Stock issued pursuant to consulting agreement - April 1999                                    15            12,173
Warrants issued pursuant to consulting agreement - April 1999                                               10,260
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 1999                                                                3,131         5,041,595         -

Waiver of liability due to related party - January 2000                                                     75,328
Stock issued in respect of extinguishment of debt - February 2000                          3,490        10,466,510
Stock issued pursuant to consulting agreement - February 2000                                700         2,099,300
Stock issued pursuant to consulting agreement - February 2000                                180           539,820
Stock issued pursuant to consulting agreement - February 2000                                 70           192,430
Stock issued pursuant to consulting agreement - February 2000                                 25            68,725
Warrants issued pursuant to consulting agreement - February 2000                                         1,500,000
Warrants issued to convertible debenture holders - February, April and                                   1,144,805
November 2000
Stock issued pursuant to consulting agreement - February 2000                                590         1,768,660
Stock issued pursuant to consulting agreement - February 2000                                300         1,246,560
Stock issued pursuant to consulting agreement - March 2000                                   250         1,499,750
Stock issued pursuant to consulting agreement - March 2000                                   100           587,400
Stock issued pursuant to consulting agreement - March 2000                                   346         2,033,873
Stock issued pursuant to consulting agreement - March 2000                                   200         1,149,800
Stock issued for services - May 2000                                                          67           130,196
Stock issued pursuant to settlement agreement                                                250         1,312,250
Common stock issued in private placement, net of offering costs - July 2000                1,000         1,799,000
Preferred stock issued in private placement, net of offering costs - August 2000                         1,819,734
Warrants issued to convertible debenture holders - July  through September 2000                          3,447,147
Warrants issued in connection with private placement  - September 2000                                     410,495
Stock and stock options issued pursuant to severance agreement - September 2000              200         1,756,042
Stock issued upon conversion of debentures -  September and November 2000                  5,000           795,680
Stock issued upon conversion of debentures - November 2000                                 3,712         8,490,545
Stock issued upon conversion of preferred stock -  November 2000                           1,125
Stock options issued to employees                                                                        4,059,080
Stock options issued to consultants                                                                      1,999,329
Stock options and warrants exercised                                                         640
Beneficial conversion feature of debentures issued                                                       3,878,260
Deemed dividend on convertible preferred stock                                                           1,820,859
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 2000                                                               21,376        61,133,173         -

Common stock issued in private placement, net of offering costs - March 2001                 350           308,153
Common stock issued for purchase of minority interest                                        400           862,000
Stock issued pursuant to consulting agreement - March 2001                                   650           992,413
Stock issued pursuant to consulting agreement - April 2001                                   203           309,623
Common stock issued in private placement, net of offering costs - June 2001                1,299         1,133,531
Stock issued as finders fee - June 2001                                                      250              (250)
Warrants issued pursuant to consulting agreement - June 2001                                                90,648
Warrants issued pursuant to consulting agreement - August 2001                                              12,553
Warrants issued pursuant to consulting agreements - November 2001                                           13,087
Stock issued for services - November 2001                                                    650           109,850
Warrants issued pursuant to consulting agreements - December 2001                                            4,355
Common stock issued for note receivable - December 2001                                    1,000           199,000       (200,000)
Re-measurement of deferred compensation                                                                 (5,235,512)
Cancellation of options and warrants                                                                      (614,941)
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 2001                                                               26,178        59,317,682       (200,000)

Stock and warrants issued for rent reduction - April - December 2002                         563            44,438
Stock and warrants issued in private placement - July 2002                                   400            68,918
Stock and warrants issued as repayment of loans - September 2002                           1,500            98,500
Stock issued as payment accrued salaries  - September 2002                                 4,104           201,096
Stock and warrants issued upon conversion of debt - September 2002                         1,333           186,107
Common stock issued for cash - September 2002                                             12,250           537,750
Stock issued upon conversion of debt - October 2002                                        1,000           119,000
Common stock issued for cash - October 2002                                                5,000           195,000
Common stock issued for cash - November 2002                                               5,000           195,000
Stock issued upon conversion of debt - November 2002                                         183            21,817
Stock issued upon conversion of debt - December 2002                                          83             9,917
Common stock issued for cash - December 2002                                               5,000           195,000
Exercise of warrants                                                                       1,125            10,125
Options and warrants issued                                                                                296,955
Amortization of deferred stock - based compensation
Net loss
                                                                                -----------------   ---------------   ------------

Balance - December 31, 2002                                                               63,719   $    61,497,304       (200,000)
                                                                                =================   ===============   ============

[CONTINUED)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                       During
                                                                                   Deferred          Development
                                                                                Compensation            Stage             Total
                                                                               ----------------    -----------------  ------------

Issuance of common stock to founders for nominal consideration - July 1996                        $                  $      2,029
Issuance of common stock to employees for services - September 1996                                                             5
Issuance of common stock to employees for services - October 1996                                                             195
Net loss                                                                                                   (693,995)     (693,995)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 1996                                                                  -             (693,995)     (691,766)

Issuance of common stock to employees for services - March 1997                        (50,000)                                20
Issuance of common stock to employees for services - August 1997                      (336,668)                                84
Stock issued in connection with private placement of notes - September 1997                                               240,000
Issuance of common stock to advisor for services - September 1997                                                          24,000
Stock issued in connection with private placement of notes - October 1997                                                  80,000
Amortization of deferred stock - based compensation                                    145,556                            145,556
Net loss                                                                                                 (1,432,815)   (1,432,815)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 1997                                                           (241,112)          (2,126,810)   (1,634,921)

Stock issued pursuant to consulting agreement                                         (655,000)                                 -
Initial public offering in February 1998                                                                                3,433,027
Stock issued in connection with short-term debt financing                                                                 100,000
Additional stock pursuant to founders agreement for nominal consideration                                                      35
Warrants issued pursuant to private placement of units                                                                     21,600
Options granted pursuant to consulting agreement                                        (1,600)                                 -
Amortization of deferred stock - based compensation                                    658,029                            658,029
Net loss                                                                                                 (2,820,314)   (2,820,314)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 1998                                                           (239,683)          (4,947,124)     (242,544)

Stock issued pursuant to consulting agreement - January 1999                            (8,000)                                 -
Stock issued pursuant to consulting agreement - February 1999                                                                  15
Stock issued pursuant to consulting agreement - February 1999                          (70,000)                                 -
Stock issued pursuant to consulting agreement - April 1999                             (12,188)                                 -
Warrants issued pursuant to consulting agreement - April 1999                                                              10,260
Amortization of deferred stock - based compensation                                    325,808                            325,808
Net loss                                                                                                 (1,131,404)   (1,131,404)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 1999                                                             (4,063)          (6,078,528)   (1,037,865)

Waiver of liability due to related party - January 2000                                                                    75,328
Stock issued in respect of extinguishment of debt - February 2000                                                      10,470,000
Stock issued pursuant to consulting agreement - February 2000                       (2,100,000)                                 -
Stock issued pursuant to consulting agreement - February 2000                         (540,000)                                 -
Stock issued pursuant to consulting agreement - February 2000                         (192,500)                                 -
Stock issued pursuant to consulting agreement - February 2000                          (68,750)                                 -
Warrants issued pursuant to consulting agreement - February 2000                    (1,500,000)                                 -
Warrants issued to convertible debenture holders - February, April and
November 2000                                                                                                           1,144,805
Stock issued pursuant to consulting agreement - February 2000                       (1,769,250)                                 -
Stock issued pursuant to consulting agreement - February 2000                       (1,246,860)                                 -
Stock issued pursuant to consulting agreement - March 2000                          (1,500,000)                                 -
Stock issued pursuant to consulting agreement - March 2000                            (587,500)                                 -
Stock issued pursuant to consulting agreement - March 2000                          (2,034,219)                                 -
Stock issued pursuant to consulting agreement - March 2000                          (1,150,000)                                 -
Stock issued for services - May 2000                                                                                      130,263
Stock issued pursuant to settlement agreement                                                                           1,312,500
Common stock issued in private placement, net of offering costs - July 2000                                             1,800,000
Preferred stock issued in private placement, net of offering costs - August 2000                                        1,820,859
Warrants issued to convertible debenture holders - July  through September 2000                                         3,447,147
Warrants issued in connection with private placement  - September 2000                                                    410,495
Stock and stock options issued pursuant to severance agreement - September 2000     (1,756,242)                                 -
Stock issued upon conversion of debentures -  September and November 2000                                                 800,680
Stock issued upon conversion of debentures - November 2000                                                              8,494,257
Stock issued upon conversion of preferred stock -  November 2000                                                                -
Stock options issued to employees                                                   (4,059,080)                                 -
Stock options issued to consultants                                                 (1,999,329)                                 -
Stock options and warrants exercised                                                                                          640
Beneficial conversion feature of debentures issued                                                                      3,878,260
Deemed dividend on convertible preferred stock                                                                          1,820,859
Amortization of deferred stock - based compensation                                 16,067,085                         16,067,085
Net loss                                                                                                (42,640,886)  (42,640,886)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 2000                                                         (4,440,708)         (48,719,414)    7,994,427

Common stock issued in private placement, net of offering costs - March 2001                                              308,503
Common stock issued for purchase of minority interest                                 (862,400)                                 -
Stock issued pursuant to consulting agreement - March 2001                            (993,063)                                 -
Stock issued pursuant to consulting agreement - April 2001                            (309,825)                                 -
Common stock issued in private placement, net of offering costs - June 2001                                             1,134,830
Stock issued as finders fee - June 2001                                                                                         -
Warrants issued pursuant to consulting agreement - June 2001                           (90,648)                                 -
Warrants issued pursuant to consulting agreement - August 2001                         (12,553)                                 -
Warrants issued pursuant to consulting agreements - November 2001                      (13,087)                                 -
Stock issued for services - November 2001                                             (110,500)                                 -
Warrants issued pursuant to consulting agreements - December 2001                       (4,355)                                 -
Common stock issued for note receivable - December 2001                                                                         -
Re-measurement of deferred compensation                                              3,526,232                         (1,709,280)
Cancellation of options and warrants                                                   614,941                                  -
Amortization of deferred stock - based compensation                                  2,122,931                          2,122,931
Net loss                                                                                                (10,029,583)  (10,029,583)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 2001                                                           (573,035)         (58,748,997)     (178,172)

Stock and warrants issued for rent reduction - April - December 2002                                                       45,000
Stock and warrants issued in private placement - July 2002                                                                 69,318
Stock and warrants issued as repayment of loans - September 2002                                                          100,000
Stock issued as payment accrued salaries  - September 2002                                                                205,200
Stock and warrants issued upon conversion of debt - September 2002                                                        187,440
Common stock issued for cash - September 2002                                                                             550,000
Stock issued upon conversion of debt - October 2002                                                                       120,000
Common stock issued for cash - October 2002                                                                               200,000
Common stock issued for cash - November 2002                                                                              200,000
Stock issued upon conversion of debt - November 2002                                                                       22,000
Stock issued upon conversion of debt - December 2002                                                                       10,000
Common stock issued for cash - December 2002                                                                              200,000
Exercise of warrants                                                                                                       11,250
Options and warrants issued                                                           (296,955)                                 -
Amortization of deferred stock - based compensation                                    817,751                            817,751
Net loss                                                                                                 (3,480,373)   (3,480,373)
                                                                               ----------------    -----------------  ------------

Balance - December 31, 2002                                                   $        (52,239)   $     (62,229,370) $   (920,586)
                                                                               ================    =================  ============

                                           See Notes to Consolidated Financial Statements.

                                                                 F-4


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                                     Cumulative
                                                                                            Year                   From Inception
                                                                                            Ended                        to
                                                                                        December 31,                December 31,
                                                                                  2002                 2001             2002
                                                                                  ----                 ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $  (3,480,373)  $ (10,029,583)  $   (62,229,370)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                    86,861         123,106           414,445
      Amortization of note discount                                                    49,318       -                 5,156,462
      Cancellation of Officer loans in settlement of employment contract               70,000         654,447           724,447
      Loss on sale of fixed assets                                                          -           3,836            20,135
      Beneficial conversion feature of convertible debt                                     -               -         3,878,260
      Deemed dividends on convertible preferred stock                                       -               -         1,820,859
      Financing,  consulting and other expenses paid via the
               issuance of common stock and warrants                                1,067,951         413,651        30,610,542
      Increase (decrease) in net liability for severance pay                                -               -            15,141
      Accrued interest on loans and notes payable                                           -               -           210,016
      Company's share in net losses of affiliates                                           -       1,016,842         1,352,207
      Minority interest in subsidiary loss                                                  -               -           (25,000)
      Write-off of convertible note receivable                                              -         400,000           400,000
      Write-down of long term investment                                                    -          90,000           835,000
      Write-off of fixed assets                                                             -               -           136,066
      Increase (decrease) in cash attributable to changes in assets and liabilities
           Receivables and prepaid expenses                                            35,050         163,156            60,690
           Accounts payable                                                           562,399         198,193           795,754
           Other current liabilities                                                  (24,755)       (415,224)          277,156
                                                                                 -------------   -------------   ---------------

Net cash used in operating activities                                              (1,633,549)     (7,381,576)      (15,547,190)
                                                                                 -------------   -------------   ---------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Loan provided to another company                                                      -               -          (835,000)
      Purchase of convertible promissory note                                               -        (150,000)         (400,000)
      Investment in affiliated company                                                      -               -          (375,000)
      Additions to property and equipment                                             (14,790)       (136,329)         (693,464)
      Proceeds from disposal of fixed assets                                                -               -            42,100
      Loans to Officers                                                                     -      (2,072,000)       (2,137,677)
      Repayment of loans to Officer                                                         -       1,431,226         1,431,226
                                                                                 -------------   -------------   ---------------

Net cash used in investing activities                                                 (14,790)       (927,103)       (2,967,815)
                                                                                 -------------   -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                                     856,250       1,443,333         5,744,567
      Proceeds from loans and advances                                                690,000                           690,000
      Proceeds from issuance of notes payable                                               -               -         1,000,000
      Net proceeds from issuance of convertible debentures                                  -               -         9,148,262
      Repayment of notes payable                                                            -               -          (400,000)
      Proceeds of loans from shareholders, net                                              -               -           919,600
      Repayment of loans from shareholders                                                  -               -          (968,000)
      Proceeds from long-term bank credit                                                   -               -            95,969
      Repayment of long-term bank credit                                                    -         (10,243)          (87,996)
      Increase (decrease) in short term bank credit                                         -               -           (32,004)
      Public offering of common stock                                                       -               -         3,433,027
      Repayment of short-term debt                                                          -               -          (250,000)
      Proceeds from short-term debt                                                         -               -           274,038
      Loans to affiliate                                                                    -               -          (977,207)
                                                                                 -------------   -------------   ---------------

Net cash provided by financing activities                                           1,546,250       1,433,090        18,590,256
                                                                                 -------------   -------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (102,089)     (6,875,589)           75,251

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                         177,340       7,052,929                 -
                                                                                 -------------   -------------   ---------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $      75,251   $     177,340   $        75,251
                                                                                 =============   =============   ===============


Noncash financing and investing activities for the year ended December 31, 2002
   Issuance of common stock in respect of outstanding accounts payable, accrued expenses and loans payable in the amount of $339,440.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its' wholly owned subsidiaries, Ambient Ltd. ("LTD") and Insulated Connections Corporation Limited ("ICC"), and PLT Solutions, Inc. ("PLT"). All inter-company balances and transactions have been eliminated in consolidation. At December 31, 2000 an employee held a 9.9% minority interest in the Company's subsidiary, PLT, which was subsequently purchased and merged into the Company. LTD and ICC ceased business operations in 2001.

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

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued to employees:

                                                                 Year ended
                                                                December 31,
                                                          2002                2001
                                                    ------------------  -----------------
Net loss, as reported                                    ($3,480,373)      ($10,029,583)
Add: Stock based compensation
           expense, as reported, net                           90,678        (1,520,891)
Deduct: Total stock-based compensation
           expense determined under the fair
           value based method for all awards, net           (472,497)         1,334,327
                                                            ---------         ---------

Pro forma net loss                                       ($3,862,192)      ($10,216,147)
                                                         ============      =============

Basic and diluted loss per share, as reported                 ($0.10)            ($0.42)
Basic and diluted loss per share, pro forma                   ($0.11)            ($0.43)

         For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: a risk-free interest rate of 3% and 4.63%; an expected life of 7 and 4 years; an expected volatility of 139% and 133%; and no expected dividends.

         NET LOSS PER SHARE

         Basic earnings (loss) per share EPS is computed by dividing net income
         (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                            2002            2001
                                            ----            ----
                Stock options             10,762,000      8,079,500
                Warrants                  15,138,841      9,802,711

         PROPERTY AND EQUIPMENT

         Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to fourteen years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         CONCENTRATIONS

         Cash and cash equivalents are, for the most part, maintained with a major financial institution in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $3.48 million for the year ended December 31, 2002. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed telecommunication medium. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

         On September 30, 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a stock purchase agreement whereby ConEd undertook to invest $1.4 million in the Company over the next six months, in consideration of the issuance of 35 million shares of the Company's common stock. The investment by ConEd included the forgiveness of $265,000 previously advanced by CECONY to the Company. The investment was completed in February 2003. (See Note 9).

         Management is continuing to actively seek additional capital that will provide funds needed to fund the research and development in order to fully implement its business plans. In addition, management has established and implemented plans designed to reduce the monthly level operating of expenditures.

         There is no assurance, however, that additional capital will be available to the Company and the inability to obtain such financing would have a material adverse effect on the Company. The Company currently has no financing commitments. The consolidated

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

NOTE 4 - CONVERTIBLE NOTE RECEIVABLE

         In July 2000 and February 2001, the Company invested a total of $400,000 in a convertible promissory note of a privately-held company active in the development of high-speed chips. The note became due in July 2001. The Company wrote off the note receivable in 2001 after evaluating prospects for collection, including a review of the company's financial condition and the note's default status.

NOTE 5 - PROPERTY AND EQUIPMENT

                                                    December 31,
                                                    ------------
                                                2002           2001
                                                ----           ----

           Computers                          $110,242        $102,896
           Machinery and equipment              59,015          54,411
           Furniture and office equipment       89,356          86,516
                                                ------          ------
                                               258,613         243,823
           Less - accumulated depreciation     177,030          90,169
                                               -------          ------
                                               $81,583        $153,654
                                               =======        ========

         Depreciation expense was $ 86,861 and $ 123,106 for the years ended December 31, 2002 and 2001, respectively.

NOTE 6 - INVESTMENT IN AFFILIATE

         The Company owned a 49% interest in Kliks.com Ltd.("Kliks") which was engaged in designing and establishing a nationwide internet screen phone network in Israel. Kliks was established in February 2000 and ceased to operate in 2001. The Company applies the equity method of accounting for its investment in Kliks and has written off its investment by recording a charge to operations in the amount of $1,016,842 representing its share of the loss for the year ended December 31, 2001.

NOTE 7 - OTHER CURRENT LIABILITIES

                                                     December 31,
                                                     ------------
                                                2002           2001
                                                ----           ----
           Accrued payroll and payroll taxes   $65,000         $50,000
           Accrued liabilities                  61,500         161,255
                                               -------         -------
                                              $126,500        $211,255
                                              ========        ========

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

         At December 31, 2002, the Company has available $30.5 million of loss carryforwards, for U.S. income tax purposes which expire in the years 2016 through 2022. However, due to recent changes in stock ownership the use of the U.S. net operating loss carryforwards is severely limited under section 382 of the Internal Revenue code pertaining to changes in stock ownership. The Company's annual Section 382 limitation is approximately $63,000. As such, approximately $29 million of these NOL's will expire as worthless. The Company also has $2.5 million of foreign net operating loss carryforwards with no limitations or expiration date.


         Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carryforwards as valuation allowances have been established for any such benefits.

         Significant components of the Company's deferred tax assets for U.S. and Israel income taxes are as follows:

                                                        December 31,
                                                        ------------
                                                    2002            2001
                                                    ----            ----

           Net operating loss carryforwards     $1,412,750     $12,969,192
           Stock based compensation                696,822         457,960
           Other                                         -         540,883
                                                ----------     -----------
                 Total deferred tax assets       2,109,572      13,968,035
                 Valuation allowance            (2,109,572     (13,968,035
                                                ----------     -----------

                 Net deferred tax assets        $       --     $        --
                                                ==========     ===========

NOTE 9 - STOCKHOLDERS' EQUITY

         STOCK OPTION PLANS

         In February 1998, the Company adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan"). There are currently a total of 210,000 options outstanding under the 1998 Plan and future grants have been discontinued.

         In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of Common Stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the Company's 2000 Equity Incentive Plan was increased from 5,000,000 to 15,000,000.

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

         In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of up to 2,000,000 shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, the only non-qualified options may be issued and they will be exercisable for a period of six years from the date of grant

         During 2000, the Company granted stock options (the "Variable Options") to certain employees with anti-dilution rights and exercise price adjustment provisions. Since the number of options and the associated exercise prices are subject to adjustment and not fixed at the grant date, these stock options are accounted for under variable stock option accounting. Accordingly, the Variable Options are re-valued on a periodic basis by measuring the difference between the current exercise price and the fair market value of the Company's common stock on that balance sheet date.

         OTHER OPTION GRANTS

         In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

         Option activity for 2002 and 2001 is summarized as follows:

                                                                                                 Weighted
                                                                       Options                   Average
                                                                       -------                   Exercise
                                                            Plan       Non-plan       Total       Price
                                                            ----       --------       -----       -----
         Options outstanding, January 1, 2001              1,684,500    5,050,000     6,734,500   $1.15
             Granted                                       1,000,000    1,900,000     2,900,000     .45
             Forfeited                                      (445,000)  (1,110,000)   (1,155,000)   1.18
                                                           ---------   ----------    ----------    ----
         Options outstanding, December 31, 2001            2,239,500    5,840,000     8,079,500     .73
             Granted                                       3,375,000            -     3,375,000     .38
             Exercised                                             -     (250,000)     (250,000)    .01
             Forfeited                                      (442,500)           -      (442,500)   2.19
                                                           ---------   -----------    ---------    ----
         Options outstanding, December 31, 2002            5,172,000    5,590,000    10,762,000    $.70
                                                           =========    =========    ==========    ====

         Shares of common stock available for
           future grant under the plan                    12,038,000
                                                          ==========

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                              Options Exercisable
                                                 Weighted Average               Weighted Average
                                                    Remaining
             Range of          Number        Contractual     Exercise        Number          Exercise
              Price         Outstanding         Life          Price       Exercisable          Price
              -----         -----------         ----          -----       -----------          -----
         $.01                      120,000            7.63        $0.01          120,000             $0.01
         $.10                      375,000            9.75          .10          375,000               .10
         $.20                      850,000            9.75          .20          481,818               .20
         $.35-.50                5,050,000            8.86          .47        3,484,165               .46
         $.81-1.00               3,860,000            7.84         0.99        3,460,000              0.99
         $1.97-2.50                507,000            8.00         2.24          305,000              2.18
                                   -------            ----         ----          -------              ----

         $.01-$2.50             10,762,000            8.54         $.70        8,225,983             $0.71
                                ==========            ====         ====        =========             =====

         Weighted-average grant date fair value of options granted under the Plans in 2002 and 2001, under the Black-Scholes option pricing model, was $.26 and $.14 per option, respectively.

         WARRANTS

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

         o In January 2002, in connection with a Testing and Development Agreement (see note 11), the Company issued warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. In the event that the price of the Company's Common stock

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


               closes at $1.50 or above for 10 consecutive business days, the Warrant may only be exercised during the next ninety day period. Under the agreement, warrant holder has an anti-dilution privilege that may require, under certain circumstances, both an adjustment to the exercise price and number of shares issuable under the warrant. In August 2002, the agreement was amended whereby the exercise price was reduced to $.12 per share and, as of February 2003, the number of shares issuable under this warrant due to the anti-dilution provision has increased to 4,439,248.

         o In February 2002, in connection with a service agreement, the Company issue two-year immediately vested warrants to purchase 125,000 shares of the Company's Common Stock at a per share purchase price of $1.

         o In September through December 2002, in settlement of various accounts payable, the Company issued warrants to purchase 1,137,500 shares of the Company's Common Stock at a per share purchase price ranging between $.12 and $.25.

          A summary of the warrants outstanding at December 31, 2002 is as follows:


                                          Exercise   Expiration
                         Warrants          Price       Date

                         4,414,539           $.12     2004-05
                           400,000           $.15      2005
                           937,500           $.25      2004
                           660,000           $.40      2005
                            56,000           $.50      2006
                            60,000           $.80      2002
                         1,375,000          $1.00     2003-06
                           100,000          $1.25      2006
                           140,000          $1.50      2006
                           715,000          $2.00     2004-06
                            70,000          $2.50      2006
                         4,622,750          $3.50      2004
                           300,000          $4.00      2004
                         1,230,909          $4.50      2004
                            57,143          $8.00      2004
                            ------

                        15,138,841
                        ==========

         STOCK ISSUANCES

          o On January 1, 2001, the Company entered into an agreement for the purchase of the 9.9% minority interest held in its subsidiary, PLT Solutions, Inc (PLT). Under the agreement the Company issued 400,000 shares of its common stock to the minority shareholder, which was released over a two year period upon the satisfaction of certain release conditions. The Company recorded a charge to deferred compensation

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


               from this issuance in the amount of $862,400 and is amortizing it over the related vesting period.

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

          o In December 2001, in connection with an amended employment agreement, the Company issued 1 million shares of its Common Stock to its Chief Engineer for a $200,000 non-recourse promissory note. The note bears interest at prime plus 1% and becomes due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, the employee has the right to require the Company to repurchase the shares at the rate of $.20 per share. The shares have been pledged as collateral for the note. In March 2003, the shares were returned to treasury and the note receivable was cancelled.

          o During 2001, the Company entered into three one-year financial consulting agreements in March and April 2001 pursuant to which the Company issued a total of 852,500 shares of common stock. The Company recorded a charge to deferred stock based compensation in the amount of $1.3 million relating to the issuance of these shares and is amortizing it over the service period.

          o In April through May 2002, in connection with a potential financing, the Company was advanced a $100,000 bridge loan. The financing was not completed and therefore under the terms of the agreement the Company was required to repay the loan by September 2002. On September 30, 2002, the Company converted this loan into equity and issued 1,500,000 shares of its' Common Stock thereon in settlement of certain outstanding disputes. In connection with this agreement a total of 660,000 three-year warrants were issued with an exercise price of $.40.

          o In July 2002, the Company issued 400,000 shares of its' Common Stock and 400,000 warrants for an aggregate purchase price of $20,000. The warrants are exercisable for one year from date of grant at a per share exercise price of $0.15, provided that the exercise period shall be reduced to 60 days following the trading day on which the

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


               price per share of the Company' publicly traded common stock closes at $0.50 or more for a period of 20 consecutive trading days on the market or exchange on which such stock is then primarily quoted

          o In April through December 2002, the Company issued 2,162,000 shares of its' Common Stock and 1,137,500 Common Stock warrants to its landlord and other creditors in settlement of $264,440 in rent and other accounts payable.

          o In September 2002, the Company issued 4,104,000 shares of Common Stock to various employees in settlement of $205,200 in accrued salaries.

          o In September 2002, the Company issued a convertible note to a vendor in the amount of $120,000, representing previous accounts payable. The note, which was convertible into shares of the Company's Common Stock at the rate of $.12 per share, was converted in October 2002.

          o In September 2002, the Company entered into a stock purchase agreement with ConEd pursuant to which ConEd undertook to invest $1.4 million in the Company. Pursuant to such agreement, ConEd purchased 12,250,000 shares of the Company's Common stock for $490,000, of which $265,000 was previously advanced to the Company by CECONY, an affiliate of ConEd. Under the stock purchase agreement, ConEd undertook to purchase an additional 22,750,000 shares of Common Stock for $910,000 of which $600,000 was received by December 31, 2002 and the remaining $310,000 in January and February 2003.

     AUTHORIZED SHARES

          In December 2002 the Company's stockholders voted as to increase the authorized shares of Common Stock from 100 million shares to 200 million shares.

NOTE 10 - TERMINATION AGREEMENTS

          o In connection with the then proposed relocation of the Company's headquarters, the Company advanced in April 2001 a loan of approximately $2 million to Mr. Isaacson, the Company's former Chief Executive Officer and the then Chairman of the Board of Directors, to be used for the purchase of a residence in the New York Metropolitan area. The loan was partially repaid in June and August 2001 from the proceeds of a mortgage on the new home and from the net proceeds from the sale of Mr. Isaacson's former home in Massachusetts. In connection with his resignation in September 2001 from all offices held with the Company and the waiver by him of certain rights and claims under his employment agreement, the Company paid Mr. Isaacson $206,250 and forgave the unpaid balances of the outstanding loan in the amount of $570,774 and forgave another outstanding loan in an aggregate principal amount of $83,673. The Company also agreed to accelerate the vesting on 1 million of Mr. Isaacson's unvested stock options exercisable at $1.00 per share and extend the exercise period for all of Mr. Isaacson's options through September 5, 2005.

          o On April 4, 2002, the Company entered into an agreement with its Chief Financial Officer and a director pursuant to which such officer resigned from all positions held

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


               with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement with the Company, the Company forgave the a loan previously granted in the amount of $70,000, and agreed to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options and to grant an additional 80,000 options exercisable at $.50 per share. In October 2002, the Company remitted to such former officer $15,000 and in February 2003 the Company remitted $10,000

NOTE 11 - DEVELOPMENT AGREEMENTS

          o In December 2001, the Company entered into a Testing and Development Agreement with Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States to develop certain hardware identify and design the communications and utility systems architecture and the conduct of field trials. The Agreement provides that each party retains ownership of their respective technologies, but jointly own any newly created technology resulting from the project. The Company was granted royalty free licenses to use the jointly developed technology world-wide, except within specified geographic areas within the United States.

               As additional consideration for the agreement, in January 2002, the Company issued to STI, warrants to purchase up to 2,684,000 shares of the Company's Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. Under the agreement, warrant holder has an anti-dilution privilege that may require, under certain circumstances, both an adjustment to the exercise price and number of shares issuable under the warrant. In August 2002, the agreement was amended whereby the exercise price was reduced to $.12 per share. As of February 2003, the number of shares issuable under this warrant due to the anti-dilution provision has increased to 4,439,248.

          o Effective February 7, 2002 the Company and Consolidated Edison Company of New York, Inc. ("CECONY"), an affiliate of CE, entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY has advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined, is deemed unsuccessful. In connection with this advance, the Company granted a first priority security interest and lien on all of its assets. The Company will have sole rights to any jointly developed intellectual property; however CECONY will be entitles to a 2.5% royalty, based on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

         ROYALTIES

         The Company is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products in the smart cards interface technology area of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% to 4.5% of product sales up to a maximum of 100% of the grant including accrued interest. The total amount of grants received was $ 558,195.

         The refund of the grant is contingent on future sales of these products and the Company has no obligation to refund these grants if the sales are not sufficient. The Company has ceased all activities in this area and does not expect any future revenues from these products. The Company is awaiting a formal letter from the Chief Scientist regarding the non-completion of the technology.

         EMPLOYMENT AGREEMENTS

         The Company entered into, and amended two employment agreements in September and December 2001 with its CEO and Chief Engineer. The Company's aggregate commitments under these employment agreements are approximately $425,000 during 2003. In addition, each of the agreements provides for a termination payment, under certain circumstances, equal to 12 months salary.

NOTE 13 - SUBSEQUENT EVENT - UNAUDITED

         On March 27, 2003, the Company's former Chief Financial Officer and a former director filed a complaint against the Company in State Court in Massachusetts. The action alleges, among other things, that the Company breached the termination and settlement agreement relating to his termination of employment and seeks damages of $205,000, along with interest, costs and attorney's fees. The Company believes it has meritorious defenses to this lawsuit, however at this early stage it is not possible to estimate the liability, if any, in connection with this matter.