Form 10QSB
period 2003-03-31
AMBIENT CORP /NY
filed 2003-05-15
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003

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

     As of May 15, 2003 Ambient Corporation had outstanding 70,765,884, shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                      Index
                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      March 31, 2003 (Unaudited) and December 31, 2002                    (1)

     Unaudited Consolidated Statements of Operations
      for the three months ended March 31, 2003 and 2002                  (2)

     Unaudited Consolidated Statements of Cash Flows
      for the three months ended March 31, 2003 and 2002                  (3)

     Notes to Consolidated Financial Statements                           (4)

Item 2 - Plan of Operations                                               (7)

Item 3 - Controls and Procedures                                          (9)

PART II--OTHER INFORMATION


Item 1-- Legal Proceedings                                                (10)

Item 2-- Changes in Securities and Use of Proceeds                        (10)

Item 3-- Defaults upon Senior Securities                                  (10)

Item 4-- Submission of Matters to a vote of Security Holders              (10)

Item 5-- Other Information                                                (10)

Item 6-- Exhibits and Reports on Form 8-K                                 (10)

Signatures                                                                (11)

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act          (12)


*The Balance Sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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

                                      (ii)

                                             AMBIENT CORPORATION
                                        (A Development Stage Company)
                                         CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          December 31,
                                                                              2003                 2002
                                                                              ----                 ----
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and  cash equivalents                                           $     22,278         $     75,251
     Receivables and prepaid expenses                                           45,340               28,540
                                                                          ------------         ------------

               Total current assets                                             67,618              103,791

Property and equipment, net                                                     66,957               81,583
                                                                          ------------         ------------

               Total assets                                               $    134,575         $    185,374
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                     $    640,826         $    654,460
     Accrued expenses and other current liabilities                            198,719              126,500
     Convertible promissory note                                                10,000                  -
     Advances                                                                  325,000              325,000
                                                                          ------------         ------------

               Total current liabilities                                     1,174,545            1,105,960
                                                                          ------------         ------------

STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                      -                    -
     Common stock, $.001 par value;
       200,000,000 shares authorized; 71,648,384 and 63,718,384
       issued; 70,648,384 and 63,718,384 outstanding, respectively              71,649               63,719
     Additional paid-in capital                                             61,837,629           61,497,304
     Deficit accumulated during the development stage                      (62,710,083)         (62,229,370)
     Less: Note receivable - stockholder                                             -             (200,000)
     Less: Deferred compensation                                               (39,165)             (52,239)
     Less: Treasury stock; 1,000,000 shares at cost                           (200,000)                   -
                                                                          ------------         ------------

               Total stockholders' deficit                                  (1,039,970)            (920,586)
                                                                          ------------         ------------

               Total liabilities and stockholders' deficit                $    134,575         $    185,374
                                                                          ============         ============



                          See Notes to Unaudited Consolidated Financial Statements.
                                                      1

                                                   AMBIENT CORPORATION
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             Cumulative
                                                                            Three Months                   From Inception
                                                                               Ended                             to
                                                                              March 31,                       March 31,
                                                                   2003                    2002                 2003
                                                                   ----                    ----                 ----
                                                                (Unaudited)             (Unaudited)          (Unaudited)
Revenues                                                       $     80,000            $          -         $     80,000

Expenses
     Research and Development (1)                                   200,449                 282,533            6,217,675
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                             -                       -              558,195
                                                               ------------            ------------         ------------
                                                                    200,449                 282,533            5,659,480

Operating, general and administrative expenses (1)                  309,013                 710,512           13,250,093
Stock based compensation - net                                       51,329                 573,012           17,317,993
                                                               ------------            ------------         ------------

Total expenses                                                      560,791               1,566,057           36,227,566
                                                               ------------            ------------         ------------

Operating loss                                                     (480,791)             (1,566,057)         (36,147,566)

Legal settlement                                                          -                       -           (1,512,500)
Interest expense                                                          -                       -             (675,513)
Noncash financing expense                                                 -                       -           (1,600,000)
Beneficial conversion feature of convertible debt                         -                       -           (3,878,260)
Amortization of deferred financing costs                                  -                       -           (5,801,333)
Interest income                                                          78                      89              321,322
Write-off of convertible note receivable                                  -                       -             (490,000)
Company's share in net losses of affiliate                                -                       -           (1,352,207)
                                                               ------------            ------------         ------------

Loss before minority interest and extraordinary item               (480,713)             (1,565,968)         (51,136,057)

Minority interest in subsidiary loss                                      -                       -               25,000
                                                               ------------            ------------         ------------

Loss before extraordinary item                                     (480,713)             (1,565,968)         (51,111,057)

Extraordinary item - loss on extinguishment of debt                       -                       -           (9,778,167)
                                                               ------------            ------------         ------------

Net loss                                                           (480,713)             (1,565,968)         (60,889,224)

Deemed dividends on convertible preferred stock                           -                       -           (1,820,859)
                                                               ------------            ------------         ------------

Net loss attributable to common stockholders                   $   (480,713)           $ (1,565,968)        $(62,710,083)
                                                               ============            ============         ============

Basic and diluted loss per share:
         Net loss before  extraordinary item                   $      (0.01)           $      (0.06)
         Extraordinary loss from extinguishment of debt                   -                       -
                                                               ------------            ------------

      Net loss                                                 $      (0.01)           $      (0.06)
                                                               ============            ============

Weighted average number of shares outstanding                    68,315,412              26,177,384
                                                               ============            ============

(1)  Excludes non-cash, stock based compensation
       expense as follows:
     Research and development, net                             $     23,855            $    259,497         $  1,454,192
     Operating, general and administrative, net                      27,474                 313,515           15,863,801
                                                               ------------            ------------         ------------

                                                               $     51,329            $    573,012         $ 17,317,993
                                                               ============            ============         ============


                                See Notes to Unaudited Consolidated Financial Statements.
                                                            2


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                        Cumulative
                                                                                             Three Months             From Inception
                                                                                                 Ended                      to
                                                                                                March 31,                March 31,
                                                                                          2003            2002             2003
                                                                                          ----            ----             ----
                                                                                      (Unaudited)      (Unaudited)      (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                           $   (480,713)    $ (1,565,968)    $(62,710,083)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                        16,126           22,212          430,571
      Amortization of note discount                                                             -                -        5,156,462
      Cancellation of Officer loans in settlement of employment contract                        -           70,000          724,447
      Loss on sale of fixed assets                                                              -                -           20,135
      Beneficial conversion feature of convertible debt                                         -                -        3,878,260
      Deemed dividends on convertible preferred stock                                           -                -        1,820,859
      Financing,  consulting and other expenses paid via the
           issuance of common stock and warrants                                           51,329          573,012       30,661,871
      Increase (decrease) in net liability for severance pay                                    -                -           15,141
      Accrued interest on loans and notes payable                                               -                -          210,016
      Company's share in net losses of affiliates                                               -                -        1,352,207
      Minority interest in subsidiary loss                                                      -                -          (25,000)
      Write-off of convertible note receivable                                                  -                -          400,000
      Write-down of long term investment                                                        -                -          835,000
      Write-off of fixed assets                                                                 -                -          136,066
      Increase (decrease) in cash attributable to changes in assets and liabilities
           Receivables and prepaid expenses                                               (16,800)           8,001           43,890
           Accounts payable                                                               (13,634)         201,679          782,120
           Other current liabilities                                                       72,219          205,960          349,375
                                                                                     ------------     ------------     ------------

Net cash used in operating activities                                                    (371,473)        (485,104)     (15,918,663)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
     Loan provided to another company                                                           -                -         (835,000)
     Purchase of convertible promissory note                                                    -                -         (400,000)
     Investment in affiliated company                                                           -                -         (375,000)
     Additions to property and equipment                                                   (1,500)          (7,345)        (694,964)
     Proceeds from disposal of fixed assets                                                     -                -           42,100
     Loans to Officers                                                                          -                -       (2,137,677)
     Repayment of loans to Officer                                                              -                -        1,431,226
                                                                                     ------------     ------------     ------------

Net cash used in investing activities                                                      (1,500)          (7,345)      (2,969,315)
                                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of share capital                                          310,000                -        6,054,567
     Proceeds from loans and advances                                                           -          325,000          690,000
     Proceeds from issuance of notes payable                                                    -                -        1,000,000
     Net proceeds from issuance of convertible debentures                                       -                -        9,148,262
     Repayment of notes payable                                                                 -                -         (400,000)
     Proceeds of loans from shareholders, net                                                   -                -          919,600
     Repayment of loans from shareholders                                                       -                -         (968,000)
     Proceeds from long-term bank credit                                                        -                -           95,969
     Repayment of long-term bank credit                                                         -                -          (87,996)
     Increase (decrease) in short term bank credit                                              -                -          (32,004)
     Public offering of common stock                                                            -                -        3,433,027
     Repayment of short-term debt                                                               -                -         (250,000)
     Proceeds from short-term debt                                                         10,000                -          284,038
     Loans to affiliate                                                                         -                -         (977,207)
                                                                                     ------------     ------------     ------------

Net cash provided by financing activities                                                 320,000          325,000       18,910,256
                                                                                     ------------     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (52,973)        (167,449)          22,278

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            75,251          177,340                -
                                                                                     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $     22,278     $      9,891     $     22,278
                                                                                     ============     ============     ============

                                      See Notes to Unaudited Consolidated Financial Statements.
                                                                  3

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively "the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission

     GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $480,713 for the three months ended March 31, 2003 and has a working capital deficit of approximately $1.1 million as of March 31, 2003. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing the electrical power distribution grid as a high-speed telecommunication medium. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

     In September 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a stock purchase agreement whereby ConEd undertook to invest $1.4 million in the Company over the succeeding six months, in consideration of the issuance of 35 million shares of common stock, par value $0.001 (the "Common Stock"). In connection with ConEd's investment, the Company's repayment obligation relating to $265,000 previously advanced to the Company by CECONY for the purpose of furthering the design, development and testing of the Company's proposed solution was cancelled. As of March 31, 2003, ConEd has paid into the Company $1.4 million (including the $265,000 previously advanced by CECONY) of which $310,000 was received in January and February 2003, and the Company issued 35,000,000 shares of Common Stock.

     The Company needs to raise on an immediate basis at least $200,000 in order to remain in business. Management is continuing to actively seek additional capital that will provide funds needed to maintain the Company's operations and fund the research and development in order to fully implement it's business plans. The Company currently has no financing commitments. There is no assurance that additional capital will be available to the Company on commercially reasonable terms and the inability to obtain such financing will have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

NOTE 2 - NET LOSS PER SHARE

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

                                           2003           2002
                                           ----           ----
                Stock options            11,162,000       9,707,000
                Warrants                 14,660,308       11,410,802

NOTE 3 - CONVERTIBLE PROMISSORY NOTE

     In March 2003, the Company issued a six month convertible note in the amount of $10,000, due September 30, 2003. The note is convertible into 100,000 shares of the Company's Common Stock and 100,000 two year warrants to purchase an additional 100,000 shares of Common Stock. The warrants are issued upon conversion of the note and are exercisable at the rate of $0.20 per share. Under the terms of the note, if the Company completes an offering of its Common Stock prior to September 30, 2003, the note holder has the right to convert the note under the same terms as the offering. If the Company's publicly traded stock price closes at or above $1 for a consecutive 20 trading day period on the market or exchange on which it is then traded or quoted, then the exercise period is reduced to 60 days following the end of such period.

NOTE 4 - TREASURY STOCK

     In December 2001, in connection with the amendment and restatement of an employment agreement, the Company issued 1 million shares of its Common Stock to its Chief Engineer for a $200,000 non-recourse promissory note. The shares were pledged as collateral for the note which was to become due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, the employee is entitled to require the Company to repurchase the shares at the rate of $.20 per share. In March 2003, the shares were returned to treasury and the note receivable was cancelled.

NOTE 5 - STOCK BASED COMPENSATION PLANS

     The Company accounts for stock-based employee and outside directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2003              2002
                                                       -----------------  ----------------
NET LOSS, AS REPORTED                                        ($480,713)      ($1,565,968)
ADD: STOCK BASED COMPENSATION
           EXPENSE, AS REPORTED                                      -                 -
DEDUCT: TOTAL STOCK-BASED COMPENSATION
           EXPENSE DETERMINED UNDER THE FAIR
           VALUE BASED METHOD FOR ALL AWARDS                  (158,838)         (222,993)
                                                       -----------------  ----------------

PRO FORMA NET LOSS                                           ($639,551)      ($1,788,961)
                                                       =================  ================

BASIC AND DILUTED LOSS PER SHARE, AS REPORTED                   ($0.01)           ($0.06)
BASIC AND DILUTED LOSS PER SHARE, PRO FORMA                     ($0.01)           ($0.07)

     The weighted average per share fair value of options granted during the three months ended March 31, 2003 and 2002 was $.09 and $.34, respectively. The fair value of each option granted in 2003 and 2002 was estimated using the Black-Scholes option-pricing model with a volatility of 150% and 133%, expected life of options of 8 and 7.2 years, risk free interest rate of 3.88% and 3% and a dividend yield of 0% and 0%, respectively.

NOTE 6 - LITIGATION

     On March 27, 2003, the Company's former Chief Financial Officer and a former director filed a complaint against the Company in State Court in Massachusetts. The action alleges, among other things, that the Company breached the termination and settlement agreement relating to his resignation from the Company and seeks damages of $205,000, along with interest, costs and attorney's fees. The Company filed its answer on April 23, 2003 wherein it denied all allegations. The Company believes it has meritorious defenses to this lawsuit and believes that under the terms of the agreement with the plaintiff there is an executed release for most of these claims. However, at this stage of the proceedings, it is not possible to estimate the liability, if any, of the Company in connection with this matter.

ITEM 2. PLAN OF OPERATIONS

OVERVIEW

     Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. Although used for low speed data communication, existing electrical power lines have not historically been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary patent protected and patent pending technologies designed to overcome these limitations and has positioned itself as a systems integrator for powerline communication. The Company's proposed powerline communication technology solution entails partnering arrangements with leading utilities, their affiliates and other technology companies in order to complete the design, development, testing and commercialization of its proposed solution. The Company is currently working with technology and utility companies in the design, development and testing of its proposed solution and its various components/technologies.

     As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been in the powerline technology development business since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

     On September 30, 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), entered into a stock purchase agreement whereby ConEd undertook to invest $1.4 million in the Company over the succeeding six months, in consideration of the issuance of 35 million shares of Common Stock. In connection with ConEd's investment, the Company's repayment obligation relating to $265,000 previously advanced by CECONY to the Company for the purpose of furthering the design, development and testing of the Company's proposed solution was cancelled. As of March 31, 2003, ConEd has paid into the Company $1.4 million (including the $265,000 previously advanced by CECONY) in respect of which the Company issued 35,000,000 shares of Common Stock.

     As of March 31, 2003, the Company had an accumulated deficit of approximately $63 million and for the three months ended March 31, 2003, the Company incurred net losses aggregating $480,713 (which includes $51,329 of stock based compensation) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant additional development expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it.

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

     The Company is in the process of designing, developing and testing its proposed high-speed powerline communication solution. In the course of 2001 and 2002, the Company has entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its solution. As of July 2002 the Company concluded successful results and a significant initial phase of the demonstration of Ambient's proposed powerline communication solution on the overhead electrical distribution system of CECONY and is currently planning for the expansion of the demonstration into a small field trial. In addition, in February 2003 the Company entered into a limited licensing agreement with Compania Americana de Multiservicios Ltda., a Chile-based provider of electrical power and an affiliate of Endesa, the largest utility in Spain, to test and evaluate Ambient's power line communication technology.

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

LIQUIDITY

     During the three months ended March 31, 2003, the Company earned fees in the aggregate approximate amount of $80,000 in connection with the testing and deployment of its proposed technology and related equipment. Additionally, ConEd completed the investment contemplated under the Investment Agreement between September 2002 and February 2003, pursuant to which the Company received net proceeds of approximately $1.2 million in cash. ConEd's investment included the contribution into equity of the Company (and the cancellation of the repayment obligation) of approximately $265,000 owing to CECONY, an affiliate of ConEd.

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

     While the Company is actively seeking to raise additional capital, at the present time it has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The financial statements accompanying this report for the year ended December 31, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. Additionally, under the terms of the Investment Agreement with ConEd, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company has undertaken to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $500,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, provided, that following June 30, 2003, the minimum amount per subsequent investment requiring notification is increased to $750,000 and should ConEd not approve the proposed financing, ConEd has undertaken to complete such financing on substantially similar terms.

     Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its operations and future business prospects.

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On March 27, 2003, the Company's former Chief Financial Officer and a former director filed a complaint against the Company in State Court in Massachusetts. The action alleges, among other things, that the Company breached the terms of the Settlement Agreement, dated as of April 1, 2002 (the "Settlement Agreement"), entered into by the Company and Mr. Kopelowitz in connection with Mr. Kopelowitz's resignation from all offices held in the Company and its affiliates and seeks damages of $205,000, along with interest, costs and attorney's fees. The Company filed its answer on April 23, 2003, wherein it denied all allegations. The Company believes it has meritorious defenses to this lawsuit and believes that under the terms of the Settlement Agreement, there is an executed release for most of these claims. Given the early stage of this proceeding, it is not possible to estimate the Company's liability, if any, in connection with this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended March 31, 2003. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

     1. During January-February 2003, the Company issued to ConEd 7,750,000 shares of Common Stock for $310,000.

     2. In March 2003, the Company issued to an accredited investor a six month convertible promissory note in the face amount of $10,000, convertible into 100,000 shares of the Company's Common Stock and 100,000 two year warrants to purchase an additional 100,000 shares of Common Stock, at per share exercise price of $0.20, provided, that the exercise period is subject to reduction upon the occurrence of certain events.

     3. During January-March 2003 the Company issued 180,000 shares of Common Stock to the landlord of its offices in respect of a reduction in rent owed for the period aggregating approximately $14,000 and issued to such party two year warrants to purchase an additional 485,000 shares of Common Stock at a per share price of $0.25, provided, that the exercise period is subject to reduction upon the occurrence of certain events.

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



DATE: MAY 15, 2003                        AMBIENT CORPORATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions and about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 15, 2003

                               /s/ JOHN J. JOYCE
                               ---------------------------------
                               JOHN J. JOYCE
                               CHIEF EXECUTIVE OFFICER
                               (AND PRINCIPAL FINANCIAL OFFICER)