Form 10-Q
period 2003-06-30
AMBIENT CORP /NY
filed 2003-08-15
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003

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

                 79 CHAPEL STREET, NEWTON, MASSACHUSETTS, 02458
          (Address of principal executive offices, including zip code)

                                  617- 332-0004
                (Issuer's telephone number, including area code)

               1033 BEACON STREET, BROOKLINE, MASSACHUSETTS, 02446
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     As of August 14, 2003 Ambient Corporation had outstanding 76,288,772 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

     Index Page

                         PART I -- FINANCIAL INFORMATION



Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      June 30, 2003 (Unaudited) and December 31, 2002                        1

     Unaudited Consolidated Statements of Operations                         2
      for the six and three months ended June 30, 2003 and 2002

     Unaudited Consolidated Statements of Cash Flows for the six and three   3
      months ended June 30, 2003 and 2002

     Notes to Consolidated Financial Statements                              4

Item 2 - Plan of Operations                                                  7

Item 3 - Controls and Procedures                                             9



                           PART II--OTHER INFORMATION


Item 1-- Legal Proceedings                                                   9

Item 2-- Changes in Securities and Use of Proceeds                          10

Item 3-- Defaults upon Senior Securities                                    10

Item 4-- Submission of Matters to a vote of Security Holders                10

Item 5-- Other Information                                                  10

Item 6-- Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  11




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


                                      (ii)

                                      AMBIENT CORPORATION
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEETS

                                                                      June 30,    December 31,
                                                                        2003          2002
                                                                        ----          ----
ASSETS                                                               (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                                     $   226,234  $      75,251
     Receivables and prepaid expenses                                    43,340         28,540
                                                                     -----------  -------------

               Total current assets                                     269,574        103,791

Property and equipment, net                                              70,765         81,583
                                                                     -----------  -------------

               Total assets                                         $   340,339  $     185,374
                                                                     ===========  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                               $   570,039  $     654,460
     Accrued expenses and other current liabilities                     278,104        126,500
     Advances                                                           325,000        325,000
                                                                     -----------  -------------

               Total current liabilities                              1,173,143      1,105,960
                                                                     -----------  -------------



STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding               -              -
    Common stock, $.001 par value;
      200,000,000 shares authorized; 77,288,772 and 63,718,384
        issued; 76,288,772 and 63,718,384 outstanding, respectively      77,289         63,719
     Additional paid-in capital                                      62,585,532     61,497,304
     Deficit accumulated during the development stage               (63,269,563)   (62,229,370)
      Less: Note receivable - stockholder                                     -       (200,000)
      Less: Deferred compensation                                       (26,062)       (52,239)
      Less: Treasury stock; 1,000,000 shares at cost                   (200,000)             -
                                                                     -----------  -------------

               Total stockholders' deficit                             (832,804)      (920,586)
                                                                     -----------  -------------

               Total liabilities and stockholders' deficit          $   340,339  $     185,374
                                                                     ===========  =============


                  See Notes to Unaudited Consolidated Financial Statements.


                                                       AMBIENT CORPORATION
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Cumulative
                                                               Six Months           From Inception         Three Months
                                                                  Ended                   to                   Ended
                                                                June 30,               June 30,               June 30,
                                                            2003         2002            2003            2003          2002
                                                            ----         ----            ----            ----          ----
                                                         (Unaudited)  (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
Revenues                                                $   100,000   $         -    $     100,000   $      20,000   $        -

Expenses
     Research and Development (1)                           459,856       587,008        6,477,082         259,407      304,475
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                     -             -          558,195               -            -
                                                          ----------   -----------    -------------   -------------   ----------
                                                            459,856       587,008        5,918,887         259,407      304,475

Operating, general and administrative expenses (1)          587,857       830,869       13,528,937         278,844      120,357
Stock based compensation - net                               92,663       805,900       17,359,327          41,334      232,888
                                                          ----------   -----------    -------------   -------------   ----------

Total expenses                                            1,140,376     2,223,777       36,807,151         579,585      657,720
                                                          ----------   -----------    -------------   -------------   ----------

Operating loss                                           (1,040,376)   (2,223,777)     (36,707,151)       (559,585)    (657,720)

Legal settlement                                                  -             -       (1,512,500)              -            -
Interest expense                                                  -             -         (675,513)              -            -
Noncash financing expense                                         -             -       (1,600,000)              -            -
Beneficial conversion feature of convertible debt                 -             -       (3,878,260)              -            -
Amortization of deferred financing costs                          -       (27,890)      (5,801,333)              -      (27,890)
Interest income                                                 183           136          321,427             105           47
Write-off of convertible note receivable                          -             -         (490,000)              -            -
Company's share in net losses of affiliate                        -             -       (1,352,207)              -            -
                                                          ----------   -----------    -------------   -------------   ----------

Loss before minority interest and extraordinary item     (1,040,193)   (2,251,531)     (51,695,537)       (559,480)    (685,563)

Minority interest in subsidiary loss                              -             -           25,000               -            -
                                                          ----------   -----------    -------------   -------------   ----------

Loss before extraordinary item                           (1,040,193)   (2,251,531)     (51,670,537)       (559,480)    (685,563)

Extraordinary item - loss on extinguishment of debt               -             -       (9,778,167)              -            -
                                                          ----------   -----------    -------------   -------------   ----------

Net loss                                                 (1,040,193)   (2,251,531)     (61,448,704)       (559,480)    (685,563)

Deemed dividends on convertible preferred stock                   -             -       (1,820,859)              -            -
                                                          ----------   -----------    -------------   -------------   ----------

Net loss attributable to common stockholders            $(1,040,193)  $(2,251,531)   $ (63,269,563)  $    (559,480)  $  (685,563)
                                                          ==========   ===========    =============   =============   ==========

Basic and diluted loss per share:
         Net loss before  extraordinary item            $     (0.01)        (0.09)                   $       (0.01)       (0.03)
         Extraordinary loss from extinguishment of debt           -             -                                -            -
                                                          ----------   -----------                    -------------   ----------

      Net loss                                          $     (0.01)        (0.09)                   $       (0.01)       (0.03)
                                                          ==========   ===========                    =============   ==========

Weighted average number of shares outstanding             70,915,284   26,321,376                       73,507,009    26,463,785
                                                          ==========   ===========                    =============   ==========

(1) Excludes non-cash, stock based compensation
    expense as follows:
     Research and development, net                      $    23,855   $   435,233    $   1,454,192   $           -   $  175,736
     Operating, general and administrative, net              68,808       370,667       15,905,135          41,334       57,152
                                                          ----------   -----------    -------------   -------------   ----------

                                                        $    92,663   $   805,900    $  17,359,327   $      41,334   $  232,888
                                                          ==========   ===========    =============   =============   ==========


                                    See Notes to Unaudited Consolidated Financial Statements.

                                                                2


                                                   AMBIENT CORPORATION
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                            Cumulative
                                                                                Six Months                From Inception
                                                                                   Ended                        to
                                                                                  June 30,                   June 30,
                                                                           2003              2002              2003
                                                                           ----              ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $ (1,040,193)     $ (2,251,531)     $(63,269,563)
     Adjustments to reconcile net loss to net cash used by
      operating activities:
         Depreciation and amortization                                       31,178            45,907           445,623
         Amortization of note discount                                         --                --           5,156,462
         Cancellation of Officer loans in settlement of employment
          contract                                                             --              70,000           724,447
         Loss on sale of fixed assets                                          --                --              20,135
         Beneficial conversion feature of convertible debt                     --                --           3,878,260
         Deemed dividends on convertible preferred stock                       --                --           1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                      92,663           833,790        30,703,205
         Increase (decrease) in net liability for severance pay                --                --              15,141
         Accrued interest on loans and notes payable                           --                --             210,016
         Company's share in net losses of affiliates                           --                --           1,352,207
         Minority interest in subsidiary loss                                  --                --             (25,000)
         Write-off of convertible note receivable                              --                --             400,000
         Write-down of long term investment                                    --                --             835,000
         Write-off of fixed assets                                             --                --             136,066
          Increase (decrease) in cash attributable to changes in
          assets and liabilities
              Receivables and prepaid expenses                              (14,800)           15,713            45,890
              Accounts payable                                               35,579           464,319           831,333
              Other current liabilities                                     151,604           149,637           428,760
                                                                       ------------      ------------      ------------

Net cash used in operating activities                                      (743,969)         (672,165)      (16,291,159)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                      --                --            (835,000)
         Purchase of convertible promissory note                               --                --            (400,000)
         Investment in affiliated company                                      --                --            (375,000)
         Additions to property and equipment                                (20,360)          (11,950)         (713,824)
         Proceeds from disposal of fixed assets                                --                --              42,100
         Loans to Officers                                                     --                --          (2,137,677)
         Repayment of loans to Officer                                         --                --           1,431,226
                                                                       ------------      ------------      ------------

Net cash used in investing activities                                       (20,360)          (11,950)       (2,988,175)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                        915,312             8,750         6,659,879
         Proceeds from loans and advances                                      --             515,000           690,000
         Proceeds from issuance of notes payable                               --                --           1,000,000
         Net proceeds from issuance of convertible debentures                  --                --           9,148,262
         Repayment of notes payable                                            --                --            (400,000)
         Proceeds of loans from shareholders, net                              --                --             919,600
         Repayment of loans from shareholders                                  --                --            (968,000)
         Proceeds from long-term bank credit                                   --                --              95,969
         Repayment of long-term bank credit                                    --                --             (87,996)
         Increase (decrease) in short term bank credit                         --                --             (32,004)
         Public offering of common stock                                       --                --           3,433,027
         Repayment of short-term debt                                          --                --            (250,000)
         Proceeds from short-term debt                                         --                --             274,038
         Loans to affiliate                                                    --                --            (977,207)
                                                                       ------------      ------------      ------------

Net cash provided by financing activities                                   915,312           523,750        19,505,568
                                                                       ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            150,983          (160,365)          226,234

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                75,251           177,340              --
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $    226,234      $     16,975      $     226,234
                                                                       ============      ============      ============

Noncash financing and investing activities for the six months ended
        June 30, 2003 Issuance of common stock warrants in respect of outstanding accounts payable in the amount of $120,000.


                                See Notes to Unaudited Consolidated Financial Statements.

                                                            3

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history and has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $1.04 million for the six months ended June 30, 2003 and has a working capital deficit of approximately $.9 million as of June 30, 2003. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed comprehensive communication infrastructure utilizing electrical power distribution systems as a high-speed communication medium. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

In June 2003, the Company realized net proceeds of approximately $595,000 from the private placement of its securities comprised of shares of its common stock, par value $0.001 (the "Common Stock") and warrants. A substantial part of the proceeds from such private placement were used to satisfy the Company's then current obligations. Additionally, pursuant to a stock purchase agreement entered into by the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of Consolidated Edison Company of New York, Inc. ("CECONY"), in September 2002, ConEd paid into the Company, by way of an equity investment, $1.4 million (including the $265,000 previously advanced by CECONY) of which $310,000 was received in January and February 2003.

The Company needs to raise capital on an immediate basis in order to maintain its operations as presently conducted past September 30, 2003. Management is continuing to actively seek additional capital that will provide funds needed to maintain the Company's operations and fund the research and development in order to fully implement its business plans.

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

                                                      2003            2002
Stock options                                   11,242,000       9,537,000
Warrants                                        19,132,283      11,410,802

NOTE 3 - STOCK BASED COMPENSATION PLANS

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

                                                    Six Months Ended            Three Months Ended
                                                                         June 30,
                                                    2003            2002           2003           2002
                                                -------------- ------------------------------ -------------
Net loss, as reported                            ($1,040,193)    ($2,251,531)    ($559, 480)    ($685,563)
Add: Stock based compensation
         expense, as reported                               -               -              -             -
Deduct: Total stock-based compensation
         expense determined under the fair
         value based method for all awards          (273,640)       (418,049)      (114,802)     (195,056)
                                                -------------- ------------------------------ -------------

Pro forma net loss                               ($1,313,833)    ($2,669,580)     ($674,282)    ($880,619)
                                                ============== ============================== =============

Basic and diluted loss per share, as reported         ($0.01)         ($0.09)        ($0.01)       ($0.03)
Basic and diluted loss per share, pro forma           ($0.02)         ($0.10)        ($0.01)       ($0.03)

The weighted average per share fair value of options granted during the six months ended June 30, 2003 and 2002 was $.09 and $.34, respectively. The fair value of each option granted in 2003 and 2002 was estimated using the Black-Scholes option-pricing model with a volatility of 150% and 133%, expected life of options of 8 and 7.2 years, risk free interest rate of 3.88% and 3% and a dividend yield of 0% and 0%, respectively.

NOTE 4 - STOCK ISSUANCES

PRIVATE PLACEMENT

In June 2003, the Company realized net proceeds of approximately $595,000 from the private placement of shares of its Common Stock and the issuance of warrants. The private placement resulted in the issuance of approximately 5.19 million shares of Common Stock and the issuance of warrants to purchase up to, approximately, an additional 2.85 million shares of Common Stock at a per share exercise price of $0.25. The Warrants are exercisable through May 31, 2005, subject to a reduced exercise period under certain conditions.

CONVERTIBLE PROMISSORY NOTE

In March 2003, the Company issued a six month convertible note in the amount of $10,000, due September 30, 2003. In June 2003, the note was converted at the rate specified in the note into 100,000 shares of the Company's Common Stock and two year warrants to purchase up to an additional 100,000 shares of Common Stock at a per share exercise price of $0.20. The exercise period of the warrants is subject to reduction upon certain events.

SETTLEMENT OF ACCOUNTS PAYABLE

In June 2003, the Company issued 933,334 warrants to two creditors in conversion of $120,000 in accounts payable. The warrants have an exercise price of $.17 per share and expire three years from date of grant, subject to a reduced exercise period upon certain events.

NOTE 5 - TREASURY STOCK

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

ITEM 2. PLAN OF OPERATIONS

OVERVIEW

       Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the architecture, design, development and implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium, thereby enabling existing electrical distribution systems to function as 'broadband pipelines'. The use of an electric utility's distribution system as a high-speed communication medium is commonly referred to as "power line communication".

       Although used for low speed data communication, existing electrical power lines have not historically been used for high-speed data transmission, due to certain technological and infrastructure limitations. Ambient has designed and developed proprietary patent protected and patent pending technologies designed to overcome these limitations and has positioned itself as a systems integrator for power line communication. The Company's proposed power line communication technology solution entails partnering arrangements with leading utilities, their affiliates and other technology companies in order to complete the design, development, testing and commercialization of its proposed solution. The Company is currently working with technology and utility companies in the design, development and testing of its proposed solution and its various components/technologies.

       As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company has been engaged in power line communication since March 2000. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

       In June 2003, the Company raised net proceeds of $595,000 from a private placement of its securities. As of March 31, 2003, ConEd has paid into the Company $1.4 million (including the $265,000 previously advanced by CECONY) in respect of which the Company issued 35,000,000 shares of Common Stock. ConEd's investment was made pursuant to a stock purchase agreement entered into in September 2002 between ConEd and the Company. In connection with ConEd's investment, the Company's repayment obligation relating to $265,000 previously advanced by CECONY to the Company for the purpose of furthering the design, development and testing of the Company's proposed solution was cancelled.

       As of June 30, 2003, the Company had an accumulated deficit of approximately $63 million and for the six months ended June 30, 2003, the Company incurred net losses aggregating $1.04 million (which includes $92,663 of stock based compensation) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant additional development expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that Ambient can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it.

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

       The Company is in the process of designing, developing and testing its proposed high-speed power line communication solution. In the course of 2001 and 2002, the Company has entered into a series of development and testing agreements with leading technology companies and utilities for the purpose of furthering the design, development, testing and commercialization of primary components and technologies included in its solution. As of July 2002 the Company concluded successful results and a significant initial phase of the demonstration of Ambient's proposed powerline communication solution on the overhead electrical distribution system of CECONY and is currently planning for the expansion of the demonstration into a small field trial. In addition, in February 2003 the Company entered into a limited licensing agreement with Compania Americana de Multiservicios Ltd., a Chile-based provider of electrical power and an affiliate of Endesa, the largest utility in Spain, to test and evaluate Ambient's power line communication technology.

       In February 2002, the Company and CECONY entered into a research and development agreement whereby Ambient and CECONY have agreed to cooperate in the further research and development of high-speed communication via electric power lines. Expanding upon the informal research and development arrangement that has existed between the Company and CECONY from mid 2000, the agreement contemplates that CECONY and Ambient will pool their efforts to further develop and test the feasibility of Ambient's proposed high-speed power line communications technology with the goal of commercialization of this technology. Under the Agreement with CECONY, it advanced $325,000 to the Company in February 2002 in order to commence a demonstration of the Company's proposed solution. The Company has agreed to grant to CECONY a first priority lien on all of its assets to secure the repayment of the advance, which advance is to become subsumed into the royalty discussed below upon (and subject to) the successful completion of the Small Field Trial Phase (as defined in the agreement). The Company will hold sole title to all jointly developed technology. CECONY will be entitled to a 2.5% royalty, based on net revenues from power line equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if the Company has positive cash flow, will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow. As of July 2002 the Company concluded successful results and a significant initial phase of the demonstration of Ambient's proposed power line communication solution on the overhead electrical distribution system and is actively planning for the expansion of the demonstration into a small field trial. The Company's immediate objective is to expand the scope of the demonstration system to include additional premises and services and expand the distance achieved from base to farthest consumer.

       Subject to raising capital in amounts sufficient to realize its business plans, the Company intends to focus its efforts in the next twelve months to completing the design, development and testing of its proposed power line communications solution such that such solution is capable of being commercially deployed. As the Company's proposed solution approaches commercialization, if ever, the Company may be required to increase the number of employees. Management does not, however, anticipate a significant investment in plant or equipment.

LIQUIDITY

       During the six months ended June 30, 2003, the Company earned fees in the aggregate amount of $100,000 in connection with the testing and deployment of its proposed technology and related equipment. In June 2003, the Company raised net proceeds of $595,000 from a private placement of certain of its securities. A substantial portion of the proceeds were used to satisfy the Company's then current obligations. Additionally, ConEd completed in March 2003 its investment in the Company pursuant to which the Company received net proceeds of approximately $1.2 million in cash. ConEd's investment included the contribution into equity of the Company (and the cancellation of the repayment obligation) of approximately $265,000 owing to CECONY, an affiliate of ConEd.

       The Company continues to curtail expenses in many areas in an effort to control costs. Nonetheless, the Company needs to raise capital on an immediate basis in order to maintain its operations as presently conducted past September 30, 2003. Management believes that the Company will need to raise an additional minimum amount of $2.4 million in order to realize its business plan as contemplated and complete the design, development, and testing of the Company's proposed power line communication architecture for commercial deployment.

       While the Company is actively seeking to raise additional capital, at the present time it has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The financial statements accompanying this report includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. Additionally, under the terms of the Investment Agreement with ConEd, so long as ConEd continues to hold, in the aggregate, 25% of the issued and outstanding shares of the Company's Common Stock, the Company has undertaken to notify ConEd of the terms of any proposed equity or debt financing in an amount exceeding $750,000 and to afford ConEd the opportunity to approve or reject such subsequent investment, provided, that should ConEd not approve the proposed financing, ConEd has undertaken to complete such financing on substantially similar terms.

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

       Within 90 days prior to the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e)). Based upon that evaluation, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       On March 27, 2003, the Company's former Chief Financial Officer and a former director filed a complaint against the Company in State Court in Massachusetts. The action alleged, among other things, that the Company breached the terms of the Settlement

Agreement, dated as of April 1, 2002 (the "Settlement Agreement"), entered into by the Company and Mr. Kopelowitz in connection with Mr. Kopelowitz's resignation from all offices held in the Company and its affiliates and seeks damages of $205,000, along with interest, costs and attorney's fees. The Company filed its answer on April 23, 2003, wherein it denied all allegations. On June 3, 2003, in final settlement of this lawsuit the Company remitted to the former officer $10,000, which represents the amount contemplated as the final payment under the original Settlement Agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

       Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended June 30, 2003. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

       1. In June 2003, the Company completed a private placement of Common Stock and warrants to eight "accredited" investors, generating total gross proceeds of $622,500. This private placement offering resulted in the issuance of 5,187,500 shares of Common Stock at a price of $0.12 per share and warrants to purchase an aggregate of 2,852,864 shares of Common Stock at an exercise price of $0.25 per share. The warrants are exercisable through May 31, 2005 but are subject to a reduced exercise period upon the occurrence of certain conditions.

       2. In June 2003, the Company issued to an "accredited" investor 100,000 shares of its Common Stock and issued two year warrants (subject to a reduced exercise period upon certain conditions) to purchase an additional 100,000 shares of Common Stock, at per share exercise price of $0.20, pursuant to the conversion of a six month convertible promissory note previously issued by the Company in March 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       4.1  Form of Warrant issued in June 2003.

       10.1 Form of Stock Purchase Agreement dated as of June 4, 2003, between the Company and certain investors.

       31.  Rule 13a-14(a) / 15d-14(a) Certification

       32.  Section 1350 Certification

(b) Reports on Form 8-K

       (i) Report on Form 8-K filed on June 4, 2003.

       (ii) Report on Form 8-K filed on May 14, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.





DATE: AUGUST 14, 2003                        AMBIENT CORPORATION

                                          /s/ JOHN J. JOYCE
                                          ------------------
                                          JOHN J. JOYCE
                                          CHIEF EXECUTIVE OFFICER
                                          (AND PRINCIPAL FINANCIAL OFFICER)