Form 10QSB
period 2003-09-30
AMBIENT CORP /NY
filed 2003-11-14
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         As of November 14, 2003, Ambient Corporation had outstanding 76,420,334 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                   INDEX PAGE


                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      September 30, 2003 (Unaudited) and December 31, 2002                   1

     Unaudited Consolidated Statements of Operations for
      the nine and three months ended September 30, 2003 and 2002            2

     Unaudited Consolidated Statements of Cash Flows for
      the nine and three months ended September 30, 2003 and 2002            3

     Notes to Consolidated Financial Statements                              4

Item 2 - Plan of Operations                                                  9

Item 3 - Controls and Procedures                                            12

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                  13

Item 2 - Changes in Securities and Use of Proceeds                          13

Item 3 - Defaults upon Senior Securities                                    14

Item 4 - Submission of Matters to a Vote of Security Holders                14

Item 5 - Other Information                                                  14

Item 6 - Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

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

                                      (ii)

                                              AMBIENT CORPORATION
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS


                                                                               September 30,       December 31,
                                                                                  2003                2002
                                                                                  ----                ----
ASSETS                                                                         (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                                              $      29,279       $     75,251
     Receivables and prepaid expenses                                              124,057             28,540
                                                                               ------------        -----------

               Total current assets                                                153,336            103,791

Property and equipment, net                                                         58,347             81,583
                                                                               ------------        -----------

               Total assets                                                  $     211,683       $    185,374
                                                                               ============        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Convertible debenture, net of discount                                  $     284,173       $          -
     Accounts payable                                                              624,385            654,460
     Accrued expenses and other current liabilities                                259,043            126,500
     Advances                                                                      325,000            325,000
                                                                               ------------        -----------

               Total current liabilities                                         1,492,601          1,105,960
                                                                               ------------        -----------




STOCKHOLDERS' DEFICIT
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                          -                  -
    Common stock, $.001 par value;
      200,000,000 shares authorized; 77,420,334 and 63,718,384
        issued; 76,420,334 and 63,718,384 outstanding, respectively                 77,421             63,719
     Additional paid-in capital                                                 62,963,329         61,497,304
     Deficit accumulated during the development stage                          (64,108,853)       (62,229,370)
     Less: Note receivable - stockholder                                                 -           (200,000)
     Less: Deferred compensation                                                   (12,815)           (52,239)
     Less: Treasury stock; 1,000,000 shares at cost                               (200,000)                 -
                                                                               ------------        -----------

               Total stockholders' deficit                                      (1,280,918)          (920,586)
                                                                               ------------        -----------

               Total liabilities and stockholders' deficit                   $     211,683       $    185,374
                                                                               ============        ===========



                           See Notes to Unaudited Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Cumulative
                                                                   Nine Months         From Inception          Three Months
                                                                     Ended                   to                   Ended
                                                                  September 30,         September 30,          September 30,
                                                              2003           2002           2003           2003            2002
                                                              ----           ----           ----           ----            ----
                                                          (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)

Revenues                                                 $    101,200   $           -   $    101,200   $      1,200   $           -
                                                          ------------   -------------   ------------   ------------   -------------
Expenses
     Research and Development (1)                             731,941         695,292      6,749,167        272,085         108,284
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                       -               -        558,195              -               -
                                                          ------------   -------------   ------------   ------------   -------------
                                                              731,941         695,292      6,190,972        272,085         108,284

Operating, general and administrative expenses (1)            841,364         971,865     13,782,444        253,507         140,996
Stock based compensation - net                                105,910         912,837     17,372,574         13,247         106,937
                                                          ------------   -------------   ------------   ------------   -------------

Total expenses                                              1,679,215       2,579,994     37,345,990        538,839         356,217
                                                          ------------   -------------   ------------   ------------   -------------

Operating loss                                             (1,578,015)     (2,579,994)   (37,244,790)      (537,639)       (356,217)

Legal settlement                                                    -               -     (1,512,500)             -               -
Interest expense                                                    -               -       (675,513)             -               -
Noncash financing expense                                           -               -     (1,600,000)             -               -
Beneficial conversion feature of convertible debt            (230,627)              -     (4,108,887)      (230,627)              -
Amortization of deferred financing costs                      (71,175)        (49,318)    (5,872,508)       (71,175)        (21,428)
Interest income                                                   334             205        321,578            151              69
Write-off of convertible note receivable                            -               -       (490,000)             -               -
Company's share in net losses of affiliate                          -               -     (1,352,207)             -               -
                                                          ------------   -------------   ------------   ------------   -------------

Loss before minority interest and extraordinary item       (1,879,483)     (2,629,107)   (52,534,827)      (839,290)       (377,576)

Minority interest in subsidiary loss                                -               -         25,000              -               -
                                                          ------------   -------------   ------------   ------------   -------------

Loss before extraordinary item                             (1,879,483)     (2,629,107)   (52,509,827)      (839,290)       (377,576)

Extraordinary item - loss on extinguishment of debt                 -               -     (9,778,167)             -               -
                                                          ------------   -------------   ------------   ------------   -------------

Net loss                                                   (1,879,483)     (2,629,107)   (62,287,994)      (839,290)       (377,576)

Deemed dividends on convertible preferred stock                     -               -     (1,820,859)             -               -
                                                          ------------   -------------   ------------   ------------   -------------

Net loss attributable to common stockholders             $ (1,879,483)  $  (2,629,107)  $(64,108,853)  $   (839,290)  $    (377,576)
                                                          ============   =============   ============   ============   =============

Basic and diluted loss per share:
         Net loss before  extraordinary item             $      (0.03)  $       (0.10)                 $      (0.01)  $       (0.01)
         Extraordinary loss from extinguishment of debt             -               -                             -               -
                                                          ------------   -------------                  ------------   -------------

      Net loss                                           $      (0.03)  $       (0.10)                 $      (0.01)  $       (0.01)
                                                          ============   =============                  ============   =============

Weighted average number of shares outstanding              72,495,193      27,000,880                    76,403,334      28,337,732
                                                          ============   =============                  ============   =============

(1) Excludes non-cash, stock based compensation expense as follows:

     Research and development, net                       $     23,855   $     417,852   $  1,454,192   $          -   $     (17,381)
     Operating, general and administrative, net                82,055         494,985     15,918,382         13,247         124,318
                                                          ------------   -------------   ------------   ------------   -------------

                                                         $    105,910   $     912,837   $ 17,372,574   $     13,247   $     106,937
                                                          ============   =============   ============   ============   =============



                                      See Notes to Unaudited Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                      Cumulative
                                                                                          Nine Months               From Inception
                                                                                             Ended                        to
                                                                                          September 30,              September 30,
                                                                                     2003              2002              2003
                                                                                     ----              ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $ (1,879,483)     $ (2,629,107)     $(64,108,853)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                44,453            69,989           458,898
         Amortization of note discount                                                71,175            49,318         5,227,637
         Cancellation of Officer loans in settlement of employment contract                -            70,000           724,447
         Loss on sale of fixed assets                                                      -                 -            20,135
         Beneficial conversion feature of convertible debt                           230,627                 -         4,108,887
         Deemed dividends on convertible preferred stock                                   -                 -         1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                              105,910           912,837        30,716,452
         Increase (decrease) in net liability for severance pay                            -                 -            15,141
         Accrued interest on loans and notes payable                                       -                 -           210,016
         Company's share in net losses of affiliates                                       -                 -         1,352,207
         Minority interest in subsidiary loss                                              -                 -           (25,000)
         Write-off of convertible note receivable                                          -                 -           400,000
         Write-down of long term investment                                                -                 -           835,000
         Write-off of fixed assets                                                         -                 -           136,066
         Increase (decrease) in cash attributable to changes in
                  assets and liabilities
              Receivables and prepaid expenses                                       (95,517)           10,075           (34,827)
              Accounts payable                                                        89,925           523,950           885,679
              Other current liabilities                                              132,543           116,945           409,699
                                                                                 ------------      ------------      ------------

Net cash used in operating activities                                             (1,300,367)         (875,993)      (16,847,557)
                                                                                 ------------      ------------      ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                                  -                 -          (835,000)
         Purchase of convertible promissory note                                           -                 -          (400,000)
         Investment in affiliated company                                                  -                 -          (375,000)
         Additions to property and equipment                                         (21,217)          (11,950)         (714,681)
         Proceeds from disposal of fixed assets                                            -                 -            42,100
         Loans to Officers                                                                 -                 -        (2,137,677)
         Repayment of loans to Officer                                                     -                 -         1,431,226
                                                                                 ------------      ------------      ------------

Net cash used in investing activities                                                (21,217)          (11,950)       (2,989,032)
                                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                 915,612           253,750         6,660,179
         Proceeds from loans and advances                                                  -           690,000           690,000
         Proceeds from issuance of notes payable                                     360,000                 -         1,360,000
         Net proceeds from issuance of convertible debentures                              -                 -         9,148,262
         Repayment of notes payable                                                        -                 -          (400,000)
         Proceeds of loans from shareholders, net                                          -                 -           919,600
         Repayment of loans from shareholders                                              -                 -          (968,000)
         Proceeds from long-term bank credit                                               -                 -            95,969
         Repayment of long-term bank credit                                                -                 -           (87,996)
         Increase (decrease) in short term bank credit                                     -                 -           (32,004)
         Public offering of common stock                                                   -                 -         3,433,027
         Repayment of short-term debt                                                      -                 -          (250,000)
         Proceeds from short-term debt                                                     -                 -           274,038
         Loans to affiliate                                                                -                 -          (977,207)
                                                                                 ------------      ------------      ------------

Net cash provided by financing activities                                          1,275,612           943,750        19,865,868
                                                                                 ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (45,972)           55,807            29,279

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                         75,251           177,340                 -
                                                                                 ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $     29,279      $    233,147      $     29,279
                                                                                 ============      ============      ============

Noncash financing and investing activities:
        Issuance of common stock  warrants in respect of outstanding
          accounts payable accrued expenses and loans payable.                  $    120,000      $    850,140
                                                                                 ============      ============


                                      See Notes to Unaudited Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has a limited operating history and has sustained losses since its inception. As shown in the accompanying financial statements, the Company incurred a net loss of $ 1.88 million for the nine months ended September 30, 2003. The future of the Company is dependent upon future profitable operations from the commercial success of its proposed technologies, equipment and components designed to utilize electrical power distribution systems as a high-speed communication medium. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

In October 2003, the Company completed a private placement of approximately $2.3 million of its three-year 6% Convertible Debentures (the "Debentures"). Following the repayment of the outstanding principal and accrued interest on short-term funding that came due by October 31, 2003 (See Note 4, "Convertible Debenture") and other offering related expenses, the Company received net proceeds of approximately $1.6 million. In addition the Company has signed commitments to place an additional approximately $2.3 million of Debentures following such time as the registration statement covering the common stock underlying the Debentures, which the Company filed on October 30, 2003, is declared effective by the Securities and Exchange Commission. The registration statement was declared effective on November 14, 2003. See Note 7, "Subsequent Events"

Although the Management anticipates receiving the proceeds of the approximately $2.3 million of Debentures (less approximately $216,000 of offering expenses) by

November 19, 2003, no assurance can be given that the Company will in fact receive such proceeds within the contemplated time frame, or at all. The inability to obtain such financing will have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.

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

                                                      2003            2002
Stock options                                   11,212,000       9,537,000
Warrants                                        20,012,283      11,410,802


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

                                                     Nine Months Ended                    Three Months Ended
                                                                        September 30,
                                                 2003            2002                    2003             2002
Net loss, as reported                        ($1,879,483)    ($2,629,107)             ($839,290)       ($377,576)
Add: Stock based compensation
     expense, as reported                              -               -                      -                -
Deduct: Total stock-based compensation
     expense determined under the fair
     value based method for all awards          (447,106)       (596,995)              (173,466)        (178,946)

Pro forma net loss                           ($2,326,589)    ($3,226,102)           ($1,012,756)       ($556,522)

Basic and diluted loss per share, as              ($0.03)         ($0.10)                ($0.01)          ($0.01)
reported
Basic and diluted loss per share, pro
forma                                             ($0.03)         ($0.12)                ($0.01)          ($0.02)

The weighted average per share fair value of options granted during the nine months ended September 30, 2003 and 2002 was $.09 and $.26, respectively. The fair value of each option granted in 2003 and 2002 was estimated using the Black-Scholes option-pricing model with a volatility of 150% and 139%, expected life of options of 8 and 6.9 years, risk free interest rate of 3.88% and 3% and a dividend yield of 0% and 0%, respectively.

NOTE 4 - CONVERTIBLE DEBENTURE

In September 2003, the Company raised $400,000 from the sale to a private investor of its 6% Convertible Debentures due by October 31, 2003 (the "Bridge Debentures") and three-year warrants (the "Bridge Warrants") to purchase an additional 800,000 shares of the Company's common stock, par value $0.001 (the "Common Stock"). By its terms, the Bridge Debenture was convertible into shares of the Common Stock at a per share conversion rate of $0.12. In accordance with EITF 98-5, the Company recorded financing expense in the amount of $230,627 representing the beneficial conversion feature of the Bridge Debentures. The Bridge Warrants are exercisable into Common Stock at the rate of $.15 per share over a three-year period; provided, that, under certain conditions (primarily relating to the effectiveness of a registration statement and the closing price of the Common Stock being more than $0.50 for each of 20 consecutive trading days), the Company has the option of accelerating the expiration date. For financial reporting purposes, the Company recorded a discount of $133,638 to reflect the value of the Bridge Warrants and is amortizing this amount to the date of maturity. The Bridge Debenture was repaid on October 31, 2003 from the proceeds of a subsequent private placement of the Company's securities. See Note 7, "Subsequent Events." In connection with this private placement, the Company issued 80,000 three-year warrants to a placement agent. The warrants are exercisable into Common Stock at the rate of $.15 per share

NOTE 5 - STOCK ISSUANCES

PRIVATE PLACEMENT

In June 2003, the Company realized net proceeds of approximately $595,000 from the private placement of 5,187,000 million shares of its Common Stock and the issuance of warrants to purchase an additional 2,594,750 million shares of Common Stock at a per share exercise price of $0.25. These warrants are exercisable through May 31, 2005, provided, that, under certain conditions (primarily relating to the effectiveness of a registration statement and the closing price of the Common Stock being more than $0.50 for each of 20 consecutive trading days), the Company has the option of accelerating the expiration date.

CONVERTIBLE PROMISSORY NOTE

In March 2003, the Company issued a six-month convertible note in the amount of $10,000, due September 30, 2003. In June 2003, the note was converted at the rate specified in the note into 100,000 shares of the Company's Common Stock and two year warrants to purchase up to an additional 100,000 shares of Common Stock at a per share exercise price of $0.20. The exercise period of the warrants is subject to reduction upon certain events.

CONVERSION OF ACCOUNTS PAYABLE

In June 2003, the Company issued 933,334 warrants to two creditors in conversion of $120,000 in accounts payable. The warrants have an exercise price of $.17 per share and expire three years from date of grant, subject to a reduced exercise period upon certain events.

NOTE 6 - TREASURY STOCK

In December 2001, in connection with the amendment and restatement of an employment agreement, the Company issued 1 million shares of Common Stock to its Chief Engineer for a $200,000 non-recourse promissory note. The shares were pledged as collateral for the note which was to become due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, the employee is entitled to require the Company to repurchase the shares at the rate of $.20 per share. In March 2003, the shares were returned to treasury and the note receivable was cancelled.

NOTE 7 - SUBSEQUENT EVENTS

In October 2003, the Company completed a private placement to certain private and institutional investors of $2,327,500 in principal amount of its three year 6% Convertible Debentures (the "Debentures") and signed commitments to place an additional $2,327,500 of such Debentures (the "Additional Debentures") when the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures, filed on October 30, 2003, is declared effective by the Securities and Exchange Commission ("SEC"). In connection with the issuance of the Debentures, the Company issued three-year warrants (the "Warrants")to purchase up to 9,697,917 shares of the Company's Common Stock and upon, issuance of the Additional Debentures following the effectiveness of the Registration Statement, will issue warrants for an additional 9,697,917 shares of Common Stock, in each case at a per share exercise price of $0.25; provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days).

The Debentures and Additional Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.12 per share. This conversion price is subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. The terms of the Debentures and Additional Debentures provide that under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $0.50 for each of 20 consecutive trading days), the Company can require a mandatory conversion thereof. If not converted earlier, on the scheduled maturity date the Debentures and the Additional Debentures will automatically convert into shares of our Common Stock at the per share conversion price of $0.12.

The Investors are obligated to purchase the Additional Debentures within five days after the effectiveness of the Registration Statement. The Registration Statement was declared effective on November 14, 2003.

The Company received net proceeds of approximately $1.6 million from the proceeds of the Debentures, following the repayment of the outstanding principal and accrued interest on short-term funding that came due by October 31, 2003 (See Note 4, "Convertible Debenture") and other offering related expenses. The Company anticipates receiving within 5 days after the effectivenesss of the Registration Statement net proceeds of approximately $2.1 million from the Additional Debentures, after deducting offering related expenses.

In connection with the private placement of the Debentures and the Additional Debentures, The Consolidated Edison Company of New York ("CECONY") agreed to release its first priority lien on the Company's assets (which the Company had previously granted to secure payment of a $325,000 advance made by CECONY to the Company). In consideration of this release of this lien as well as certain other waivers made by Consolidated Edison, Inc. ("Con Ed"), an affiliate of CECONY, in connection with the private placement, the Company issued to Con Ed a three year warrant to purchase up to 5 million shares of Common Stock at a per share price of $0.25.

ITEM 2. PLAN OF OPERATIONS

OVERVIEW

         Ambient Corporation ("Ambient" or the "Company") is a development stage company engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services (collectively, the "PLC Technologies"). The use of an electric power distribution system as a high-speed communication medium is commonly referred to as "power line communication" or "broadband over power lines."

         A slower version of power line communication has been used by utilities for many decades for internal utility operations, primarily system control and information feedback over the medium voltage distribution grid. However, distribution transformers that are primarily used to reduce the medium voltage on the distribution circuit to the lower voltage levels normally delivered to households and businesses, effectively blocks the transmission of high-speed data signals. Ambient has designed, developed and successfully tested its proprietary and patent protected technology and equipment designed to overcome these limitations. The Company is currently working with leading utilities and technology companies in the design, development and testing of the principal equipment, components and technologies that comprise the PLC Technologies. Prototypes of these components and technologies presently are being evaluated in field trials. The PLC Technologies are designed to be used with a commercially deployed power line communication network to enable the delivery of information to a utility's customers at the higher speed necessary to obtain broadband e-mail and web browsing services as well as telephony voice over Internet protocol (VOIP) simply by plugging a modem device into a standard electrical wall outlet without the need for cable, telephone or satellite services.

         Our immediate objective is to complete the design, development and testing of all of the equipment, components and technologies comprising the PLC Technologies. While the Company has no immediate plans for any significant increase in plant or equipment, as the Company prepares for commercialization of the PLC Technologies, if ever, it anticipates that it will be retaining additional personnel.

AGREEMENTS WITH TECHNOLOGY COMPANIES AND UTILITIES
--------------------------------------------------

         To further the commercialization of the PLC Technologies, the Company intends to continue to pursue development activities and other collaborative efforts with utilities and technology parties.

         A brief summary of the Company's present third party agreements relating to the design, development and testing of the PLC Technologies follows:

CECONY. In February 2002, the Company entered into a research and development agreement with The Consolidated Edison Company of New York (""CECONY") pursuant to which the Company and CECONY have been cooperating in the further research and development of high-speed communication via electric power lines. The principal components and technologies used in the PLC Technologies have been demonstrated on CECONY's distribution system. The Company is currently in the process of undertaking a small field trial with CECONY to deliver broadband services to approximately 25 households in Westchester County, New York, and, following the success of the small field trial, intends to commence a larger field trial. In September 2002, an affiliate of CECONY paid into the Company, by way of an equity investment, $1.4 million (including $265,000 previously advanced by CECONY). See "Liquidity and Capital Resources" below.

         STI. In December 2001, the Company entered into a testing and development agreement with Southern Telecom, Inc ("STI"). Under that agreement, the Company established a demonstration of the PLC Technologies at a site in Alabama. While the agreement calls for a small and large field trial similar to the CECONY arrangement, no additional significant development activities have taken place since that time.

         CAM. In April 2003, the Company entered into an agreement with Compania Americana de Multiservicios Ltd., a subsidiary of Enersis, a Chile-based provider of electrical power, to evaluate the Company's power line communication technology. The evaluation process is expected to last through 2003.

         IDACOMM. In October 2003, the Company entered into an agreement with IDACOMM, Inc. ("IDACOMM"), an affiliate of Idaho Power, which provides, among other things, electricity generation and distribution. The Company intends to commence a pilot deployment of the PLC Technologies to up to 100 residential and/or small commercial customers using Idaho Power's power grid and transmission lines.

         DS-2. In 2001, the Company entered into an agreement with Design of Systems on Silicon ("DS-2"), a leading Spanish silicon design company, pursuant to which DS-2 is to provide modem/communication chipsets that convert digital bit streams into high frequency data signals. The DS-2 technology has been integrated into the PLC Technologies for field trial testing.

         AQUILA. In 2001, the Company entered into an agreement with Aquila Technologies Group, Inc.("Aquila") a subsidiary of Canberra Industries (parent company, Cogema Instruments, Inc.), a leading provider of research and development and equipment fabrication, pursuant to which Aquila is assisting Ambient in the design and development equipment for the node technology. Initial prototypes of the equipment have been installed and monitored in a field trial since May 2002.

FINANCIAL CONDITION
-------------------

         As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

         As of September 30, 2003, the Company had an accumulated deficit of approximately $64 million, and for the nine months ended September 30,

2003, it incurred net losses aggregating $1.9 million (which includes $336,000 of stock based compensation and beneficial conversion feature charges) reflecting principally general and administrative expenses and research and development expenses. The Company expects to incur significant additional development expenditures and operating losses are expected to continue for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future. The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. See Note 7, "Subsequent Events." No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it.

         A portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Certain employee stock options which were subject to variable accounting treatment and unvested non-employee stock options which are re-measured periodically, may result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's Common Stock. Stock-based compensation is non-cash and will therefore have no impact on Ambient's cash flows or liquidity.

         The Company reported revenues of approximately $101,200 for the nine months ended September 30, 2003, in respect of fees earned in connection with the testing of the PLC Technologies.

LIQUIDITY AND CAPITAL RESOURCES

         In October 2003, the Company completed a private placement to certain private and institutional investors of $2,327,500 in principal amount of its three year 6% Convertible Debentures (the "Debentures") and signed commitments to place an additional $2,327,500 of such Debentures (the "Additional Debentures") when the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the debentures, filed on October 30, 2003, is declared effective by the Securities and Exchange Commission ("SEC"). In connection with the issuance of the Debentures, the Company issued three-year warrants to purchase up to 9,697,917 shares of the Company's Common Stock and upon, issuance of the Additional Debentures following the effectiveness of the Registration Statement, will issue warrants for an additional 9,697,917 shares of Common Stock, in each case at a per share exercise price of $0.25 (the "Warrants"); provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). See Note 7, "Subsequent Events."

         The Investors are obligated to purchase the Additional Debentures within five days after the effectiveness of the Registration Statement. The Registration Statement was declared effective on November 14, 2003.

         The Company received net proceeds of approximately $1.6 million (after deducting approximately $700,000 in respect of the repayment of the principal and accrued interest on the Convertible Debenture due by October 31, 2003 and offering related fees and commissions). The Company expects to receive by November 19, 2003 net proceeds of approximately $2.1 million from the proceeds of the Additional Debentures, after deducting offering related expenses.

         In September 2003, Ambient raised $400,000 from the sale of a 6% Convertible Debenture due no later than October 31, 2003. The outstanding principal amount and accrued interest was repaid on October 31, 2003. See Note 4, "Convertible Debenture".

         In June 2003, the Company also raised net proceeds of $595,000 from a private placement of 5,187,500 shares of its Common Stock to private investors.

         In September 2002, the Company and Consolidated Edison, Inc. ("ConEd"), an affiliate of CECONY, entered into a securities purchase agreement pursuant to which ConEd purchased 35 million shares of Common Stock for an aggregate investment of $1.4 million including $265,000 previously advanced by CECONY to the company in July-August 2002 for the purpose of furthering the design, development and testing of the PLC Technologies.

         Subject to its receiving the proceeds of the Additional Debentures, the Company expects to significantly increase its efforts over the next twelve months with a view to furthering the commercialization of the PLC Technologies. As the PLC Technologies approach commercialization, if ever, the Company anticipates that it will be required to increase the number of employees and other personnel. Management does not, however, currently anticipate a significant investment in plant or equipment.

         Prior to commercial deployment, if ever, of the PLC technologies, the Company may need to raise additional funds. However, the financial statements accompanying this report include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult to raise additional capital on commercially acceptable terms. See Note 7, "Subsequent Events."

         Assuming receipt of net proceeds of approximately $2.1 million from the sale of the Additional Debentures, the Company believes that it will have sufficient capital to maintain its operations through December 2004.

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

         Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could have materially affected or are reasonably likely to materially affect internal controls.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended September 30, 2003. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.


         1. In September 2003, the Company completed a private placement to an institutional investor of $400,000 in aggregate principal amount of its 6% Convertible Debentures which became due by October 31, 2003 and a three year warrant to purchase up to 800,000 shares of the Company's Common Stock at a per share exercise price of $0.15; provided, that, under certain conditions (primarily relating to the effectiveness of a registration statement and the closing price of the Common Stock being more than $1.00 for each of 20 consecutive trading days), the Company has the option of accelerating the expiration date of such warrant. See Note 4, "Convertible Debenture"

         2. In connection with the private placement referred to in the immediately preceding paragraph, in September 2003, the Company issued to a third party, as a placement fee, a three year warrant to purchase up to 80,000 shares of the Company's Common Stock at a per share exercise price of $0.15; provided, that, under certain conditions (primarily relating to the effectiveness of a registration statement and the closing price of the Common Stock being more than $1.00 for each of 20 consecutive trading days), the Company has the option of accelerating the expiration date of such warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

4.1     Ambient Debenture issued to an Investor due by October 31,  2002 (1)

4.10 Three Year Ambient Warrant issued to an investor as of September 8, 2003 (2)

10.1 Securities Purchase Agreement dated as of September 8, 2003 between Ambient and an Investor (1)

31.     Rule 13a-14(a) / 15d-14(a) Certification

32.     Section 1350 Certification

        (b) Reports on Form 8-K

(i)     Report on Form 8-K filed on November 5, 2003.

(ii)    Report on Form 8-K filed on September 8, 2003.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed on October 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.





DATE: November 14, 2003                   AMBIENT CORPORATION

                                          /s/ JOHN J. JOYCE
                                          ------------------
                                          JOHN J. JOYCE
                                          CHIEF EXECUTIVE OFFICER
                                          (AND PRINCIPAL FINANCIAL OFFICER)