Form 10KSB
period 2003-12-31
AMBIENT CORP /NY
filed 2004-03-30
CIK 1047919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER: 0-23723

                               AMBIENT CORPORATION
        (Exact name of Small Business Issuer as specified in its chapter)


Delaware                                     98-0166007
(State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation)

                 79 CHAPEL STREET, NEWTON, MASSACHUSETTS, 02458
                    (Address of Principal Executive Offices)

                                  617-332-0004
         (Small Business Issuer's Telephone Number, including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for the year ended December 31, 2003: $123,000

     As of March 24, 2004, there were 137,142,881 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $35 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Electronic Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2004 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     Ambient Corporation, a Delaware company, is a development stage company engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical medium voltage and low voltage distribution systems as a medium for the delivery of broadband and other services. The use of an electric power distribution system as a high-speed communications medium is commonly referred to as power line communications and/or broadband over power lines. The proprietary equipment, components and related technologies and power line communications networks that we are in the process of designing, developing and testing will be referred to throughout this report as the "PLC Technologies."

     A slower version of power line communications has been used by utilities for many decades for internal utility operations, primarily system control and information feedback over the medium voltage distribution grid. However, distribution transformers that are primarily used to reduce the medium voltage on the distribution circuits to the lower voltage levels normally delivered to households and businesses, effectively block the transmission of high-speed data signals. We have designed, developed and successfully tested, on a small scale basis, our proprietary and patent protected technology and equipment that is designed to overcome these limitations. We are currently working with leading utilities and technology companies in the design, development and testing of the principal equipment, components and technologies that comprise the PLC Technologies. Prototypes of these components and technologies presently are being evaluated in field trials. Our PLC Technologies are designed to be used with a commercially deployed power line communications network to enable the delivery of information to utility's customers at the higher speeds necessary to obtain broadband email and web browsing services as well as Voice over Internet Protocol (VoIP) through modem devices that are plugged into a standard electrical wall outlet without the need for cable, telephone, or satellite services.

     Our goal is to become a leading designer, developer and systems integrator for commercially deployed power line communications networks that focus on the provision of broadband services to utility customers as well as maximizing internal utility functions (i.e. efficient systems control and monitoring). We intend to generate revenues from the design of power line communications networks, as well as the sale, support, and installation of the equipment and technologies comprising the PLC Technologies. Our immediate goal is to complete, together with our utility collaborators, the design, development and testing of the principal components and technologies comprising the PLC Technologies such that they are available for integration into a commercially deployed power line communications network. Our business and strategy are subject to many risks. See "Risk Factors."

GENERAL BACKGROUND

     Since the onset of the Internet revolution approximately twelve years ago, significant resources have been invested in the design and implementation of technologies designed to deliver ever greater amounts of data to end users more rapidly and seamlessly. The rising demand from consumers, business, and governments for dependable and cost effective high-speed communications services has spawned the introduction of several broadband technologies. The term "broadband" generally refers to technologies that can enable network connections in excess of the standard dial-up 56 kilobits per second (kbps) rate limit of the traditional wire telephone lines.

     The growing consumer and business demand for high-speed communications has dramatically changed the telecommunications industry, making it one of fastest growing industries in the world during the last ten years. Products and services providing consumer access to high-speed communications comprise a multi-billion dollar market in the United States alone. Based on published reports we believe the number of households in the United States with broadband Internet access is currently estimated at 20 million and by 2005 that figure is estimated to reach approximately 35 million subscribers.

     One of the principal technical challenges facing broadband technologies industry has been the so-called "last mile" problem. This refers to the challenge of delivering a high-speed broadband connection to the end-user's premises at competitive rates.

     Internet communications networks are divided into the "backbone" network and the "access" network. The backbone networks are typically comprised of optical fiber cables between cities, countries and continents that provide essentially unlimited capacity for sending relatively large amounts of data over long distances. However, the optical fiber technology used for the backbone network is considered too expensive to extend to each individual user. Accordingly, distributing data from the backbone network to homes and business is done via an access network, whether of the standard telephone dial up or the more advanced broadband options discussed below.

     Consumer demand for high-speed communications has been filled by various access methods, including modems connected to conventional telephone lines, higher speed digital subscriber telephone lines (DSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, these currently deployed high-speed access solutions have encountered certain associated technology and economic drawbacks. While DSL technology can range from 154 kbps to 1.5 mbps, it requires a dedicated network connection and may be unavailable for areas that are more than 18,000 feet from the central office. DSL technology typically requires high implementation costs as well as high maintenance cost to prevent the deterioration of bandwidth. Cable modem speeds can reach peaks of
1.5 mbps or higher but require significant capital investment to provide the service. Cable modems are also characterized by loss of bandwidth when the number of subscribers within a neighborhood reaches a critical mass.

     An alternate option more recently pursued in bridging the last mile problem is broadband wireless technology. The premise behind deploying broadband wireless technologies is that such technologies use over-the-air transmission and consequently remove the need to deploy a new wire-line infrastructure to connect to the end-user. However, wireless solutions suffer from significant drawbacks, including line of sight limitations, security concerns, weather effects and the need to acquire spectrum for certain technologies.

RELATIVE BENEFITS OF POWER LINE COMMUNICATIONS

     Power line communications compare favorably to currently deployable broadband alternatives in terms of bandwidth delivered to the end-user and have, we believe, the following significant advantages over these alternatives. First, significantly less initial capital expenditure is required to implement the network due to, in part, the pervasiveness of the electric distribution system globally. Additionally, the electric grid in most areas of the world is better maintained than any other wired communications network. These factors could translate to lower cost services to the end-user. Second, a power line broadband option is accessed directly through the end-user's electrical outlet (with an appropriate modem). The impediment of atmospheric challenges and physical blockage ordinarily associated with wireless communication systems is not an issue with power line based options. Third, the opportunity becomes available for utilities to gain significant operations and efficiency benefits from a communications network on their infrastructure. Power line communications could open up new control and communications potential for utility uses, such as demand side management, proactive management of distribution systems and devices, and enhanced remote meter reading enabling time-of-use pricing tariffs as well as real-time identifications of pinpoint line breakage during outages and storm emergencies.

These potential uses could enable utilities to significantly reduce operating costs while improving customer service.

     A commercially deployable power line solution can extend broadband, including telephony services, to millions of rural consumers with no access to cable or DSL as well as provide an additional lower priced alternative in urban areas.

     While some utilities may be reluctant to become Internet service providers or otherwise directly engage in the provision of broadband services to their customers, recent action taken by the Federal Communications Commission may potentially encourage Internet service providers (ISPs) to examine the option of reselling power line broadband services to end-users. See "Business-- Governmental Regulations."

STATUS OF POWER LINE COMMUNICATIONS

     Power line communications has been in existence for many years. Utilities have historically used low speed power line communications to satisfy certain monitoring and control functions. During the past decade, certain utilities and technology companies continued to experiment with higher-bandwidth data transfer via electric distribution systems in Europe, South America and the United States. Recent advances have been made in power line communications technology allowing for high-speed communications over medium and low voltage power lines. Globally, many utilities are conducting field and market trials and a few utilities already offer limited commercial service.

     Fueled by recognition of the potentially overwhelming financial and practical benefits, interest in a power line communications, broadband option has expanded. Conferences on the subject are frequent, and attended by regulators, electric power providers, and those from other relevant fields including telecommunications and networking. Power line communications technology chips and modems for in-house networking are maturing, and a number of companies are vying for in-house market.

     However, the implementation costs of overcoming certain technical limitations inherent in existing electric distribution grids has been one of the primary hindrances to utilities' acceptance and implementation of high speed power line communications on a commercial basis. Data signals can share the same wiring as electric current by running at higher frequencies. Data signals, which travel in energy waves, can disrupt, and be disrupted by, television radio and mobile communications system transmissions. Emerging power line technologies and solutions are increasingly solving these problems. A principal technical hurdle, however, is the distribution transformer that converts medium voltage (2,400 to 35,000 volts) to the low voltages (220/120 volts) that normally enters industrial, commercial and residential premises. These distribution transformers can significantly attenuate most or all of the data signals, effectively preventing transmission of high-speed communications signals through them.

     Power grids transmit electricity in three typical voltage ranges: high, medium and low. The electrical power generated at a power station is transmitted over relatively high voltage lines and is stepped down to lower voltages at various stages of the transmission system. At the neighborhood substation level, a "step-down transformer" reduces the high voltage electrical power from the transmission line to medium voltage for further distribution within the neighborhood. The medium voltage is further reduced by "distribution transformers" located on the electrical poles or on/underground cabinets to the lower voltage levels of 240/120 low voltage output lines.

     Distribution transformers are extensive in countries such as the United States, where power is supplied to consumers at 120 volts or less, and each transformer needs to be located closer to the customers it serves. Because distribution transformers attenuate or interfere with the transmission of high frequency data signals, the distribution transformer needs to be bypassed. Capacitive couplers were initially utilized to transmit and receive signals on the power lines. However, capacitive couplers need to be physically (and therefore electrically) connected directly to the medium voltage lines. These design and installation requirements make the capacitive couplers relatively expensive to manufacture and deploy. We believe that the cost of such a key component in the overall system has represented a significant hurdle in the development of an economically viable power line communications solution.

AMBIENT'S SOLUTION--OUR PLC TECHNOLOGIES

     We have designed, developed and successfully tested, on a limited trial basis, our unique coupler technology that is designed to achieve high-speed data transfer to and from the medium and low voltage distribution lines without the need to establish an electrical connection. Our couplers have been designed to clamp onto the electrical lines and to slip around overhead low or medium voltage distribution wires without having to make or break hard connections. Our couplers are designed to be part of a bypass path for data signals to avoid distribution transformers.

     We anticipate that the implementation costs of our coupler technology will be significantly lower in comparison to the conventional solutions that attempt to use a capacitive coupler on the medium voltage lines. As such, we believe that inductive couplers offer a preferred cost effective and technologically feasible option to overcoming the technical hurdles to the widespread adoption by utilities of power line communications.

     In September 2002, the United States Patent and Trademark Office (the "USPTO") issued to Ambient a patent pertaining to our technology primarily covering inductive coupling of data signals onto overhead and underground power distribution cables. In November 2003, the USPTO issued to Ambient an additional patent covering an expansion of the use of underground medium voltage distribution cables to carry high-speed data. We have additional patent applications pending for our proprietary technologies.

     In addition to the couplers, the PLC Technologies utilize nodes, or communications controllers that enable the transmission of high frequency signals over electrical lines. The nodes are designed for installation at strategic locations within the electrical distribution system, thereby establishing the power line communications network. Together, the couplers and the nodes comprise the principal components of Ambient's PLC Technologies. A typical overhead power line communications network utilizing PLC Technologies is shown in Figure 1, below. The "backhaul network" illustrated at the substation represents the broadband connection. This is particularly convenient as many utilities have fiber capability at substations.

FIGURE 1




                                    [PICTURE]




     FIGURE 1 represents an overhead distribution system. The first phase of our development program was focused on developing components and technologies for this environment. There are, however, two additional types of utility system environments; underground medium voltage and underground low voltage network. To date, our PLC Technologies have been developed to address both the overhead and the underground distribution systems. We expect to eventually develop PLC Technologies for all environments, globally.

     We anticipate that utilization of the PLC Technologies in a commercially deployed power line communications system will be able to provide initial data transfer rates of over 10 megabits per second, and we believe that this can be upgraded to several times this speed, with future developments in hardware and software. Future modems are expected to use more sophisticated modulation techniques that allow the same frequency band to carry at least three times more data.

AGREEMENTS WITH TECHNOLOGY COMPANIES

     We have entered into collaboration agreements with third-party technology companies for the design, development, manufacture and testing of the principal equipment and technologies used in the PLC Technologies.

     DS2. In 2001, we entered into an agreement with Design of Systems on Silicon ("DS2"), a leading Spanish silicon design company, pursuant to which DS2 provides modem/communications chipsets that convert digital bit streams into high frequency data signals, and back again. The DS2 technology has been integrated into the PLC Technologies.

     Additionally, in 2001 we entered into a license agreement whereby we are entitled to incorporate DS-2 chipsets into the design of the PLC Technologies, if and when the PLC Technologies are integrated into a commercially deployable power line communications network, and purchase appropriate equipment or components, including consumer premise equipment

(CPE) to enable the utility customer to access broadband directly from the utility or other provider of broadband services.

     AQUILA. We entered into an agreement with Aquila Technologies Group, Inc., ("Aquila"), a subsidiary of Canberra Industries (parent company, Cogema Instruments, Inc.), a leading provider of research and development and equipment fabrication pursuant to which Aquila assembled our first generation nodes. Prototypes of this equipment have been installed and monitored in field trials since May 2002.

     We continue to hold discussions with Internet service providers (ISP) regarding potential collaboration. In February 2004, EarthLink, Inc. ("EarthLink"), a leading Internet service provider, agreed to join our advisory board. See "Business--Advisory Board." At the same time, EarthLink made a $500,000 investment in Ambient. EarthLink has been providing on-going support for our field trials for the past year.

AGREEMENTS WITH UTILITIES AND OTHER PROVIDERS OF ELECTRIC POWER

     Our PLC Technologies are premised on the commercial deployment by utilities or other providers of electric power of a power line communications network and the integration of our PLC Technologies into such commercially deployed network. To advance the development and deployment of our PLC Technologies, we have entered into strategic research and development agreements with leading utilities.

     CECONY. In February 2002, we entered into a research and development agreement with Consolidated Edison Company of New York, Inc. ("CECONY"), pursuant to which we are cooperating in the research and development of high-speed power line communications and pooling our respective efforts to further develop and test the feasibility of our PLC Technologies with the goal of commercialization of this technology. Under the agreement with CECONY, we have sole rights to any jointly developed technology. The principal components underlying the PLC Technologies are currently in various stages of field testing on CECONY's electric distribution system. See "Business--Field Tests."

     CECONY is entitled to a 2.5% royalty, based on Ambient's net revenues from the sales of PLC equipment and related services for a ninety-nine year period, commencing on the date on which the agreement was signed. Royalty payments are only due if Ambient has a positive cash flow, will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow.

     In September 2002, Ambient and Consolidated Edison, Inc. ("ConEd"), an affiliate of CECONY, entered into an agreement pursuant to which ConEd purchased 35 million shares of our Common Stock for $1.4 million. Additionally, in consideration of CECONY's agreement to release its first priority lien on our assets (which we granted to secure repayment of the $325,000 advanced to us in February 2002 for purposes of commencing a demonstration of the PLC Technologies) in connection with our 2003 private placement of $4,655,000 three year 6% Convertible Debentures, and in consideration of the waiver by ConEd of certain rights it had, we issued to ConEd a three year warrant to purchase up to 5,000,000 shares of our Common Stock, at a per share exercise price of $0.25. Under certain conditions (including when our Common Stock closes at or above $1.00 for a consecutive 20 business day period), we are entitled, at our option, to reduce the exercise period to 90 days following the end of such period.

     STI. In December 2001, we entered into a testing and development agreement with

Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States and a subsidiary of Southern Company, a leading energy company and the parent company of five operating utilities in the Southeast region of the United States that contemplated a six phase development project. In March 2003, we installed a power line communications network on an STI affiliate's distribution lines in Alabama in anticipation of scaling the installation to field trials. No additional significant development activities took place after that date and the agreement is no longer in effect. Ambient and an affiliate of STI are currently negotiating the terms of a new agreement regarding further testing of the PLC Technologies and expansion of the installed network.

     In August 2003, in connection with our efforts to raise needed financing, STI agreed to waive, under limited circumstances, certain rights and protective provisions contained in the warrant agreement (issued in connection with the testing and development agreement) relating to the warrants we issued to STI in January 2002 for up to 2,684,000 shares of our Common Stock. In consideration of STI's waiver, we reduced the exercise price of such warrants from $0.20 to $0.12. Additionally, the number of shares issuable under this warrant was increased in February 2003 by an additional 1,877,005 shares of Common Stock. In November 2003, STI, through its cashless exercise provisions, exchanged 2 million shares subject to the warrants for 883,721 shares of our Common Stock.

     CAM. In April 2003, Ambient entered into an agreement with Compania Americana de Multiservicios Ltda. ("CAM"), a subsidiary of Enersis, a Chile-based provider of electrical power, pursuant to which CAM will evaluate our couplers. Under this agreement, we have furnished CAM with our proprietary couplers necessary for the utility to convert a portion of Enersis' overhead power distribution network into a power line communications network. CAM has operated on its own a successful power line communications trial in Santiago, Chile since March 2002. The agreement expired, according to its terms, in March 2004, and Ambient and CAM have initiated discussions exploring the possibility of continuing the relationship.

     IDACOMM. In October 2003, we entered into an agreement with IDACOMM, Inc. ("IDACOMM"), an affiliate of Idaho Power (a provider of electricity generation and distribution), pursuant to which we intend to conduct a pilot deployment of our PLC Technologies to up to as many as 100 residential and/or small commercial customers using Idaho Power's power grid and transmission lines. The pilot deployment contemplates the inclusion of subscriber authentication, bandwidth monitoring and control, and advanced services such as video streaming and Voice over Internet Protocol (VOIP). IDACOMM provides fiber optic broadband services for organizations in the private and public sector and a subsidiary of IDACOMM provides high-speed wireless Internet service.

FIELD TRIALS

     Our proprietary coupler and the other components have been deployed in a small field trial on CECONY's medium and low voltage lines to construct a complete end-to-end network in a live environment. In July 2002, we successfully demonstrated the technical viability of our PLC Technologies on CECONY's overhead electric distribution system in Westchester County, New York. In this demonstration, our end-to-end network spans a distance of approximately one mile between the furthest points on the medium voltage line, and included connectivity to branches in between. We have achieved speed rates from 10 to 16 mega-bits per second (mbps) over the medium voltage lines and 3.5 mbps to 7 mbps of bandwidth delivered to the customers' premises. We believe that these results support the positioning of power line communications as an alternative broadband technology.

     Together with CECONY, we are currently expanding the small field trial to a larger area with significantly more sites, end users and applications.
EarthLink is providing the backhaul link and Internet support for these field trials.

OUR STRATEGY

     Our goal is to become a leading designer, developer and systems integrator for commercially deployed power line communications networks that focus on the provision of broadband services to utility customers as well as maximizing internal utility functions (i.e. efficient systems control and monitoring). We intend to generate revenues from the design of power line communications networks as well as the sale, installation and support of the equipment and technologies comprising the PLC Technologies. Our immediate goal is to complete, together with our utility collaborators, the design, development and testing of the components and technologies comprising the PLC Technologies such that they are available for integration into a commercially deployed power line communications network.

     To achieve these objectives, the key elements of our strategy include the following:

     o COMPLETE THE DESIGN, DEVELOPMENT AND TESTING OF THE PLC TECHNOLOGIES. Together with our technology collaborators, we intend to complete the design, development, testing and refinement of the prototypes of our couplers and other components and the design of power line communications networks. We will continue to seek out strategic and commercial relationships with other technology companies for purposes of the continued design, development and testing of other integral technologies and components.
     o EXPAND UTILITY RELATIONSHIPS. We continue to build upon, amend and expand our agreements and field trials. We expect to seek out other relationships with utilities, providers and distributors of electrical power.
     o EXPAND RANGE OF CONSUMER AND UTILITY APPLICATIONS. If and when our PLC Technologies are utilized in a commercially deployed power line communications system, we anticipate that the available consumer products will include, initially, high-speed Internet access via existing electrical wiring, with streaming video, alarm monitoring and others to follow. In addition to consumer oriented applications, utilities will also be able to benefit from such services as automatic meter readings, real time outage reporting and load balancing/switching. These applications are intended to enable utilities to significantly enhance their service offerings to their industrial, commercial and residential customers. We intend to expand the range of applications provided by the PLC Technologies to include these and other applications.

     o PURSUE ROLE AS A LEADING SYSTEMS INTEGRATOR. As our PLC Technologies approach commercialization, we intend to actively seek to serve as a leading systems integrator and coordinator for commercially deployed power line communications systems, and seek to generate revenue from the design of power line communications networks as well as from the sale and installation of related components and technologies.
     o PROTECT PATENT POSITION. Several of the key components of the PLC Technologies are patent protected. We believe that our future success will depend, in part, on the continued protection of our proprietary technologies. We have applied for patents to protect our proprietary technologies and intend to pursue patent protection aggressively.
     o GENERATION OF FEES FROM OUR UTILITY COLLABORATORS. Prior to commercialization of the PLC Technologies, we intend to generate non-significant revenues in the form of fees payable to us by our utility development collaborators for direct out-of-pocket costs associated with the field trials. We anticipate that any payments to us will be subject to the achievement of certain pre-designated development and commercialization milestones.

     No assurance can be provided that we will be successful in completing the design and development of our PLC Technologies (including all of the integral components/technologies to be created by third parties) or, that even if successfully completed, the PLC Technologies can or will be integrated into a commercially deployed power line communications network. Our business and strategy are subject to many risks. See "Risk Factors."

MARKETING PLAN

     Our efforts to date have been devoted primarily to the design, development and testing of the technologies and components comprising the PLC Technologies. As we near commercialization of the PLC Technologies, we anticipate that our focus will expand to include a more aggressive approach to marketing.

     We anticipate that we will be able to generate revenue principally from, but not limited to one or more of the following: power line communications network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. Our management believes that as PLC Technologies approach commercialization, we will be able to refine the potential and likely sources of revenue.

     We presently have no agreement with any utility or other provider of electric power or Internet service provider or reseller or other party respecting any revenue generating arrangement respecting our PLC Technologies.

     Our principal target customers will continue to remain utilities in North America as well as key national utilities that have been developing the potential for power line communications in their respective markets as well as other technology companies that compliment the PLC Technologies. We continue to strive to develop relations with industry and other participants in order to expand globally the awareness and reach of the PLC Technologies.

PRODUCTION AND SUPPLIES

     The principal components of our PLC Technologies are our proprietary couplers and the network communications controllers or nodes.

     Our proprietary couplers utilize special magnetic materials and high voltage weatherproof plastics, as well as standard components that are obtainable from local sources. We have identified potential suppliers to manufacture the coupler and expect to subcontract mass production of the couplers. We expect that we will be able to produce the necessary couplers at competitive market costs.

     We have entered into agreements with third parties for the production, for purposes of field testing, of the network controllers or nodes. See "Business--Agreements With Technology Companies." If our PLC Technologies become available for integration into a commercially deployed power line communications network, we expect that we will be able to have these components manufactured at competitive market costs from these or alternative sources.

     All future suppliers and assemblers will be certified to recognized international quality assurance standards.

GOVERNMENT REGULATIONS

     Utilities and other providers of electric power are ordinarily subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency over power lines, necessitating governmental permission. These regulations may be interpreted in such a manner as to inhibit, delay or preclude the provision of PLC Technologies or to require modifications thereto. In addition, regulations in the telecommunications field may also adversely affect the provision of the PLC Technologies. We are attempting to address these regulatory challenges.

     In addition, in the United States the Federal Communications Commission ("FCC") regulates the marketing, distribution and/or operations of certain types of power line equipment. In April 2003, the FCC issued a Notice of Inquiry (NOI) on Broadband over Power Lines (BPL) technologies and systems. The NOI was issued to solicit comments to assist the FCC in reviewing its Part 15 rules to facilitate the deployment of BPL while ensuring licensed services continue to be protected. In the NOI, the FCC encouraged continued deployment of BPL systems that comply with the existing Part 15 rules.

     In February 2004, the FCC released its Notice of Proposed Rule Making proposing to amend Part 15 of its rules to adopt new requirements and measurement guidelines for broadband power line (BPL) systems. The FCC proposes to: (1) define Access BPL for purposes of its rules; (2) maintain the existing
Part 15 emission limits for Access BPL; (3) require that Access BPL devices employ adaptive interference mitigation techniques; (4) require that Access BPL providers maintain a database of installation locations and technical information; (5) adopt specific measurement guidelines for both Access BPL and other carrier current systems to ensure that measurements are made in a consistent manner and provide for repeatable results in determining compliance with our rules and (6) provide for interim implementation of Access BPL and for transition of incumbent BPL systems to comply with requirements adopted in this rulemaking proceeding. The FCC indicates that its proposals are intended to remove regulatory uncertainties and to facilitate the introduction and use of BPL technology.

COMPETING TECHNOLOGIES

     The competition for our PLC Technologies originates primarily from non-power line based providers of broadband capability and, to a lesser extent, from other providers of power line based capability. Management believes that many of the providers of this high-speed communications services have substantially greater financial, technological, marketing, personnel and research and development resources than we possess. We expect significant competition from the following:

I. POWER LINE COMMUNICATIONS

     Certain companies, including some with greater resources than we possess, claim to provide partial or full power line based high-speed solutions. In the United States, these include the following: Amperion, a Massachusetts based company; Current Technologies, LLC, a Maryland based company; and Main.net Power line Communications, Inc., the North American subsidiary of Main.net, an Israeli company.

     Globally, there have been announcements by companies focusing on power line communications technology of commercial deployments in limited geographical areas.

     Management believes that our core strategy, which attempts principally to collaborate with appropriate parties in the communications and service technology areas as well as utilities and other providers of electric power equipment, provides the most viable power line communications based high-speed solution. Additionally, we believe that our proprietary and patented technologies may provide to us a distinct advantage and may enable us to generate royalty and license income.

II. INCUMBENT TELEPHONE (DSL) SERVICE PROVIDERS.

     We face competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies and other competitive local exchange carriers (CLECs), have greater financial and other resources than we have with more established brand awareness in their service areas. However, we expect to be able to distinguish our company from these competitors by offering greater speeds for connectivity at lower costs and, together with our existing and prospective utility collaborators, we envision being able to compensate for the brand awareness and the financial resources of the competitors.

     In addition, we expect that our proposed solution will provide to utilities and electricity distribution operators a host of cost-effective benefits not offered by these competitors.

III. WIRELESS AND SATELLITE SERVICE PROVIDERS.

     Especially in underserved areas, we face competition from fixed-wireless and satellite service providers for voice and high-speed data customers in businesses and residences. Many of these competitors are offering, or may soon offer, technologies and services that will compete with some or all of our service offerings. However, services based on these technologies historically offer communication speeds lower than those supplied by DSL, cable systems, and anticipated speeds from our solution.

     In addition, we anticipate that the PLC Technologies will offer a cost-effective suite of beneficial services not offered by these competitors to the utilities and electricity distribution operators.

IV. SUBSCRIPTION TELEVISION  HARDWIRE CABLE.

     Traditional hardwire cable operators are also competitors. Hardwire cable companies generally are well established and known to potential customers of power line communications. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access, to enhance their products. In order to provide such services, however, the current cable infrastructure requires in many instances significant capital expenditures. Because of the existing wires of the electrical power grid, the build-out of our power line based system is not expected to require similar heavy infrastructure costs.

PROPRIETARY RIGHTS

     Ambient currently relies on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect its proprietary information. However, such laws and agreements may not afford complete protection and there can be no assurance that a competitor will not independently develop technology similar, or identical, to that of Ambient. In 1999, Ambient filed its first U.S. provisional patent application, which is directed toward inductive coupling of a data signal to a power transmission cable, As a result of this filing, in September 2002 and November 2003, the United States Patent and Trademark Office issued U.S. Patent Nos. 6,452,482 and 6,646,447. Since 1999, Ambient has filed several more U.S. provisional patent applications, U.S. non-provisional patent applications, and international patent applications directed toward various aspects of medium and low voltage overhead distribution grids and building wiring, as well as underground distribution infrastructures.

     Ambient requires its employees, consultants, advisors, and utility and design collaborators, to execute confidentiality agreements upon commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by Ambient, during a course of the party's relationship with Ambient, is to be kept confidential and not to be disclosed to any third party, except in specific circumstances. For employees and consultants, the agreements provide that all inventions conceived by such employees and consultants, in the course of their employment or consulting relationship with Ambient, shall be Ambient's exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in an event of unauthorized use or disclosure of such information.

EMPLOYEES

     We currently employ 16 full-time employees, all of who work out of our offices in Newton, Massachusetts.

     Our future performance depends highly upon the continued retention and service of the senior members of our management team.

     We believe that our future success will also depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive.

RESEARCH AND DEVELOPMENT

     From the date of inception through December 31, 2003, we have expended approximately $6.4 million on research and development. During each of calendar years 2003 and 2002, we expended approximately $1 million on the research and development of the PLC Technologies.

ADVISORY BOARD

     We have an advisory board for the purpose of obtaining the advice of experienced, knowledgeable business people and professionals on an as needed basis in areas that we may require assistance, such as government policy, international relations and law. The advisory board has no control or direct influence over our policies, management or board of directors. The chairman of our advisory board is Senator J. Bennett Johnston. Senator Johnston is a former Chairman of the U.S. Senate's Energy and Natural Resources Committee (1986 -
1992) and former Chairman of the Energy Appropriations sub-committee. He served for 24 years in the U.S. Senate (1972 - 1996) and served his entire career on the Energy and Natural Resources Committee, chairing it from 1986 - 1992. During this period, Senator Johnston chaired or was a ranking member of the Energy and Water Appropriations Sub-Committee. In this dual assignment, Senator Johnston was author and principal sponsor of literally hundreds of energy bills and legislation. Senator Johnston was the principal sponsor of the Natural Gas De-regulation Act and authored the first Electricity Re-structuring legislation of the United States Energy Policy Act of 1992.

     In February 2004, EarthLink joined the Advisory Board. At the same time, it concluded a $500,000 investment in Ambient.

     Other members of the Advisory Board include individuals with experience in finance, government regulatory relations and utility engineering.

INACTIVE SUBSIDIARIES

We have two wholly-owned inactive Israeli subsidiaries, Ambient Ltd. and Insulated Connections Corporation Ltd. We currently conduct no significant business through either subsidiary nor do they employ any persons.

AVAILABLE INFORMATION

     Our Internet website is located at http://www.ambientcorp.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

     The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

                                  RISK FACTORS

     Our business and strategy are subject to many risks discussed below. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

                          RISKS CONCERNING OUR BUSINESS

     WE HAVE INCURRED NET LOSSES IN EVERY QUARTER AND YEAR SINCE INCEPTION AND WE EXPECT OUR NET LOSSES TO CONTINUE THROUGH THE FORESEEABLE FUTURE.

     We are a development stage company engaged in the design, development and marketing of the PLC Technologies. The PLC Technologies have not, to date, generated any significant revenues. For the year ended December 31, 2003, we incurred net losses totaling $5,235,962 and we reported net losses of $3,480,373 and $10,029,583 for each of the years ended December 31, 2002 and 2001, respectively. From inception through December 31, 2003, we reported an accumulated deficit of approximately $67 million. We expect to continue to incur net losses through 2004 and for the foreseeable future as we continue to further develop and complete the commercialization of the PLC Technologies. We are funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. We will need to generate significant revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including:

     o development and marketing of competing broadband technologies, including non-power line based broadband alternatives, that are more effective or less costly than the implementation of the PLC Technologies;

     o our ability to successfully develop, test and commercialize the PLC Technologies;
     o utilization of the PLC Technologies by utilities and other providers of electric generation and distribution services with a commercially deployed power line communications network; and
     o    collaboration agreements with Internet service resellers.

     It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we will be unable to continue our operations.

     WE HAVE A LIMITED OPERATING HISTORY.

     We were incorporated in June 1996 and have been engaged since 1999 in the power line communications field. We are subject to all of the risks inherent in the establishment of a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. No assurance can be made at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

     OUR SUCCESS IS CONTINGENT UPON THE INTEGRATION OF OUR PLC TECHNOLOGIES INTO A COMMERCIALLY DEPLOYED POWER LINE COMMUNICATIONS NETWORK.

     Our current activities are focused on the design, development and marketing of the PLC Technologies for use on low and medium voltage distribution systems. We have established contractual relationships with leading technology companies and utilities for the design, development, evaluation and testing of the PLC Technologies. No assurance can be given that these arrangements will achieve their intended results or that they will result in the integration of the PLC Technologies with any commercially deployed power line communications network. We are in the process of integrating the PLC Technologies with various other complementary and necessary technologies. While our couplers and the other principal equipment and components comprising the PLC Technologies have been successfully tested in limited field trials, no assurance can be given that these components or technologies will be successfully developed or technologically feasible or integrated into a commercially deployed power line communications network or, even if they can be successfully developed or integrated, that this can be achieved on commercially acceptable terms and conditions. In addition, the costs of developing and commercializing the PLC Technologies may far outweigh the revenue stream from such commercialization.

     The nature of PLC Technologies requires us to market them, at least initially, primarily to utilities or other providers of electrical generation and distribution services. Our success is dependent, initially, on the commercial deployment of power line communications by utilities or other providers of electric generation and distribution services utilizing the PLC Technologies. If a significant number of utilities or other providers ultimately elect to not commercially deploy a power line communications system or to not utilize our PLC Technologies or favor other technologies or providers of similar services, our business may be adversely affected and we may be required to cease operations.

     Moreover, the PLC Technologies may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of the media access and technology service companies. If the market for our PLC Technologies does not develop or expand as we anticipate, our business, financial condition and results of operations would be materially adversely affected and we may be required to cease operations.

     GOVERNMENTAL REGULATIONS MAY DELAY OR PRECLUDE COMMERCIAL DEPLOYMENT OF A POWER LINE COMMUNICATIONS NETWORK.

     Utilities and other providers of electric power are ordinarily subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency signals over power lines, necessitating governmental permission. These regulations, as well as regulations in the telecommunications field, may inhibit, delay or preclude the commercial deployment of power line communications networks or the utilization of the PLC Technologies.

     In addition, in the United States the Federal Communications Commission ("FCC") currently regulates the marketing, distribution and/or operations of power line equipment. While there have been recent developments that may encourage the development of equipment and technology in this emerging industry, there is no assurance that the FCC will propose changes, if any, to promote and encourage new power line communications technologies such as ours and, in the absence of such changes, whether we could commercialize the PLC Technologies in compliance with the FCC's existing or any future rules. In addition, there is no assurance than any changes proposed by the FCC will be favorable to us in our effort to commercialize the PLC Technologies. Nor is the timing of the possible adoption of such changes, in the event the FCC chooses to propose changed rules, predictable at this time. See "Business--Governmental Regulations."

     IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED.

     We intend to expand management, design and development, testing, quality control, marketing, sales and service and support operations, as well as financial and accounting controls in order to further the commercialization of the PLC Technologies. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, will demand an unusual amount of focus on the operational needs of our future prospective customers for quality and reliability. We anticipate that this development will strain our managerial, operational and financial resources.

     We may be unable to develop and expand our systems and operations for one or more of the following reasons:

     o We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis;

     o We may not be able to integrate new management and employees into our overall operations; and
     o We may not be able to successfully integrate our internal operations with the operations of our product manufacturers and suppliers to product and market commercially viable products or solution.

     If we cannot manage our growth effectively, our business and operating results will suffer.

     IF WE ARE UNABLE TO OBTAIN SUFFICIENT FUNDS, AND INCUR A CASH FLOW DEFICIT, OUR BUSINESS COULD SUFFER.

     Although we believe that available cash-on-hand will be sufficient for our needs at least through next twelve months, unforeseen contingencies and developments may arise that will require us to raise additional funds in order to commercialize the PLC Technologies. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales.

     We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance PLC Technologies, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business or cause us to cease operations.

     Since inception, we have financed all of our operations through private placement financings. Our future capital requirements depend on numerous factors, including:

     o    The scope and results of our design, development and field testing;
     o Our ability to attract strategic collaborators willing to share in our development and commercialization costs;
     o The integration of the PLC Technologies by utilities and other providers of electric generation and distribution services into commercially deployed power line communications networks;
     o    Our ability to successfully commercialize the PLC Technologies; and
     o    Competing technological and market developments.

          Our independent accountants have included a "going concern" exception in this audit reports on our audited 2003 and 2002 financial statements. While we successfully raised net proceeds of approximately $5.1 million in 2003 and an additional net proceeds of approximately $3.7 million in March 2004, (See Item
6. "Plan of Operations - Liquidity and Capital Resources"), none the less the "going concern" exception may make it more difficult for Ambient to raise additional funds in the future on commercially acceptable terms. The financial statements do not include any adjustment that might result from the outcome of such uncertainty.

     WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES.

     We presently have no agreement or understanding with any utility or other providers of electric generation and distribution services as to commercial exploitation of the PLC Technologies, and no assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us. See "Business--Marketing Plan."

     WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL.

     We are highly dependent on the principal members of our management, and technology staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. We cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

                      RISKS CONCERNING THE PLC TECHNOLOGIES

     AN INTERRUPTION IN THE SUPPLY OF COMPONENTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD HAMPER OR IMPEDE THE COMMERCIALIZATION OF OUR PLC TECHNOLOGIES.

     The principal components comprising the PLC Technologies include our proprietary and patent protected couplers, which we design and develop in-house, and the nodes or communications controllers that are designed to interface with the existing power lines. The nodes are currently being assembled by third parties pursuant to contractual arrangement. Nonetheless, these suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could hamper or impede our commercialization efforts and, following commercialization, if ever, cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost- effective basis and respond to emerging industry standards and other technological changes.

     WE FACE COMPETITION FROM SEVERAL SOURCES.

     Certain companies engaged in the field of power line communications have announced limited commercial deployment in specified geographic locations. Additionally, as we are proposing an alternative broadband option, the competition for the PLC Technologies also includes non-power line based providers of broadband transmission and, to a lesser extent, from other providers of power line based solutions. Some of the providers of broadband access have substantially greater financial, technological, marketing, personnel and research and development resources than we do.

     Numerous companies claim to provide non-power line based high-speed data transmission. In particular, Internet service providers (ISPs) provide Internet access over existing networks and have nationwide marketing presence and strategic or commercial licenses with telecom carriers. Wireless and satellite service providers have announced plans to expand fixed-wireless networks for high-speed data customers. Cellular operators are establishing portals facilitating access to web and information services.

     Certain companies, including some with significantly greater resources than we have, provide partial or complete power line based solutions. These include the following: Amperion, a Massachusetts based company; Current Technologies, LLC, a Maryland based company; Main.net Power line Communications, Inc., the North American subsidiary of Main.net, an Israeli company, which, together with a German utility, began offering broadband service to residents in Mannheim, Germany; and PowerComm System, Inc. We believe that our core strategy, which attempts principally to collaborate with appropriate parties in the communications and service technology areas as well as utilities and other providers of electric power, provides the most viable prospect for deploying a commercially viable power line communications network. However, there can be no assurance that this market strategy will be successful or that we will be able to compete successfully in this market.

     There can also be no assurance that other companies will not enter the market in the future. There can be no assurance that development by others of similar or more effective technologies or solutions will not render our PLC Technologies non-competitive or obsolete.

In addition, the PLC Technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. See "Business--Competing Technologies."

     WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

     We filed with the United States Patent and Trademark Office ("USPTO") and internationally, provisional and formal patent applications with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution structures, and for the inductive coupling of a data signal to a power transmission cable. In September 2002, the USPTO issued to us a patent pertaining to our bypass technology primarily covering inductive coupling of data signals onto overhead and underground power distribution cables. In November 2003, the USPTO issued to us an additional patent covering an expansion of the use of underground medium voltage distribution cables to carry high-speed data signals. However, the PLC Technologies includes several components and technologies for which we may not have intellectual property rights. Accordingly we are currently undertaking a products and technology clearance review of the technologies comprising the PLC Technologies. While we rely on a combination of copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights, our rights relating to the PLC Technologies may be challenged and invalidated or circumvented. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

     Litigation may be necessary in the future to enforce any patents that may be issued and other intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any such litigation will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, whether or not this litigation is determined adversely to us. In the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. Failure to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

     CONSOLIDATED EDISON, INC., AN AFFILIATE OF THE CONSOLIDATED EDISON COMPANY OF NEW YORK, INC., OUR PRINCIPAL UTILITY COLLABORATOR, CONTROLS A SIGNIFICANT PORTION OF OUR COMMON STOCK AND COULD CONTROL OR INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS

     As of March 24, 2004, Consolidated Edison, Inc. ("ConEd"), an affiliate of the Consolidated Edison Company of New York, Inc. ("CECONY"), our leading utility development collaborator, beneficially owned approximately 26% of the outstanding shares of our Common Stock (prior to the exercise of other warrants and options outstanding). In addition, ConEd is contractually entitled to designate a member of our board of directors, so long as it continues to beneficially hold, in the aggregate, 20% of Ambient's issued and outstanding equity capital. ConEd has not, as of the date of the filing of this Annual Report on Form 10-KSB, exercised this right. When and if this right is exercised, ConEd may be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these events could decrease the market price of our Common Stock.

     SHARES ELIGIBLE FOR PUBLIC SALE

     As of March 24, 2004, we had 137,142,881 shares of Common Stock outstanding. An additional 46,835,200 shares of Common Stock are issuable upon the exercise of outstanding stock options and warrants and upon conversion of the remaining approximately $145,500 principal amount of our 6% three year convertible debentures (hereinafter, the "Debentures") issued in October and November 2003 (convertible at a per share exercise price of $0.12). Substantially all of the shares underlying these outstanding options and warrants will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to either a currently effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder.

     On October 30, 2003, we filed with the SEC a registration statement on Form SB-2 covering 169,708,256 shares of our Common Stock, a substantial portion of which shares are underlying the Debentures and related warrants. These securities were issued in a private offering transaction. This registration statement became effective on November 14, 2003.

     Availability of a significant number of additional shares of our Common Stock for future sale and issuance could depress the price of our Common Stock.

     WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FOR ISSUANCE, AND IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK, WE WILL BE UNABLE TO RAISE ADDITIONAL CAPITAL

     We currently have 200,000,000 shares of Common Stock authorized for issuance under our Certificate of Incorporation, and as of March 24, 2004, there were 137,142,881 outstanding shares of Common Stock. Following the issuance of shares issuable upon exercise of options and warrants outstanding as of March 24, 2004, we will have 46,835,200 shares of Common Stock reserved for issuance upon conversion or exercise of these securities. Thus, we will only have 10,512,169 shares of Common Stock available for issuance thereafter. We intend to propose at the 2004 Annual Meeting of Stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock. However, if our stockholders do not approve of the increase in the number of authorized shares of Common Stock, we may be unable to raise additional capital through the issuance of common stock.

     IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US

     Provisions of Delaware law, as well as the presence of ConEd, our largest stockholder, could make it more difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.

     OUR STOCK PRICE MAY FLUCTUATE

     The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

     o    Quarterly variations in operating results;
     o The progress or perceived progress of our research, development and marketing efforts;
     o    Changes in accounting treatments or principles;
     o Announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
     o    Additions or departures of key personnel;
     o Future public and private offerings or resale of our common stock or other securities;
     o Stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and
     o    General political, economic and market conditions.

     VOLATILITY OF TRADING MARKET MAY AFFECT MARKET PRICE OF COMMON STOCK

     The market price for our Common Stock is highly volatile. The factors enumerated above, as well as various factors affecting the telecommunications/broadband industry generally, and price and volume volatility unrelated to operating performance affecting small and emerging growth companies generally, may have a significant impact on the market price of our Common Stock.

     PENNY STOCK REGULATIONS ARE APPLICABLE TO OUR COMMON STOCK

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

     We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 2. DESCRIPTION OF PROPERTY

     We do not own any real property. Our corporate offices are located at 79 Chapel Street, Newton, Massachusetts 02458, and are comprised of approximately 7,200 square feet leased at a monthly rental of approximately $7,800 with a scheduled expiration date of August 31, 2006. We have improved this facility to meet our design and development activities. We believe that this facility is sufficient to meet our current and anticipated requirements for at least the next twelve months. We believe that we would be able to renew our present lease or obtain suitable replacement facilities.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on OTCBB under the symbol "ABTG".

     The following table sets forth, for the periods indicated, the range of high and low bid prices per share of the Company's Common Stock, as reported on OTCBB.

              Quarter Ended                    High     Low

              2003
              March 31                         $0.14   $0.06
              June 30                          $0.39   $0.07
              September 30                     $0.36   $0.15
              December 31                      $0.32   $0.14

              2002
              March 31                         $0.40   $0.16
              June 30                          $0.18   $0.06
              September 30                     $0.26   $0.07
              December 31                      $0.25   $0.08

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 24, 2004, there were approximately 165 holders of record of the Company's Common Stock. The Company believes that a significant number of shares of Common Stock are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of the Company's Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of December 31, 2003, certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 2000 Equity Incentive Plan and the 2002 Non-Employee Directors' Stock Option Plan.


                           EQUITY COMPENSATION PLAN INFORMATION

            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options,           future
                                          outstanding       warrants          issuance.
                                           options,        and rights
                                         warrants and
                                            rights
                                              (a)              (b)               (c)
Equity compensation plan approved by
         security holders                  5,752,000          $.54           11,428,000

Equity compensation plans not approved
         by security holders               5,590,000          $.79

               Total                      11,342,000          $.68           11,428,000

ITEM 6. PLAN OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

     Ambient Corporation is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services. We are currently working with leading utilities and technology companies in the design, development and testing of the principal equipment, components and technologies that comprise our PLC Technologies. Prototypes of these components and technologies presently are being evaluated in field trials. Our objective over the next twelve months is to complete the design, development and testing of all of the equipment, components and technologies comprising the PLC Technologies.

     We are a development stage company that has generated significant losses since our inception in June 1996. We have been engaged in the power line communications field since December 1999. We expect to continue to incur substantial losses for the foreseeable future as we continue and complete the design and development of the PLC Technologies and establish a commercial infrastructure for their exploitation. To date, we have devoted substantially all of our efforts towards research and development activities. As of December 31, 2003, we had an accumulated deficit of approximately $67 million (which includes approximately $44 million in stock based charges).

     As a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

AGREEMENTS WITH TECHNOLOGY COMPANIES UTILITIES AND INTERNET SERVICE PROVIDERS

     To further the commercialization of the PLC Technologies, we intend to continue to pursue development activities and other collaborative efforts with utilities and technology parties as well as Internet service providers (ISPs). See "Item 1. Description of Business." We also expect to increase the scope of our field trials.

     Over the next twelve months, we expect to significantly increase our design and development activities and our commercialization efforts. Towards that end, we expect to substantially increase employees and other personnel and we anticipate that we will be making substantial investment in equipment.

FINANCIAL OPERATIONS OVERVIEW

     REVENUES. We recorded first time revenues of $123,000 for the year ended December 31, 2003. These revenues represent field trial and consulting fees. If and when the PLC Technologies are ready to be used in a commercial deployment of a power line communications system, we anticipate that we will be able to generate revenue principally from one or more of the following: power line communications network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. Our management believes that as PLC Technologies approach commercialization we will be able to refine the potential or likely sources of revenue.

     We presently have no agreements with any utility or other provider of electric power or Internet service provider or reseller or other party respecting any revenue generating arrangement respecting our PLC Technologies. Our ability to successfully conclude any revenue generating commercial agreements is premised, in part, on the integration by one or more leading utilities of our PLC Technologies into a commercially deployed power line communications network.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing our PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We expect that our research and development expense will increase significantly over the next twelve months.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting and other services. We expect that our general and administrative expenses will increase as we increase our efforts to complete the design and development of our PLC Technologies and our commercialization efforts.

     In October and November 2003, we raised net proceeds of approximately $4.2 million in a private placement of $4,655,000 principal amount of 6% convertible debentures. Investors in the private placement also received three-year warrants (See Note 6 To the Consolidated Financial Statements). For financial reporting purposes, the Company recorded a discount of $4,638,470 to reflect the value of the warrants and is amortizing this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on convertible debentures of $11,664 to reflect the beneficial conversion feature of the warrants. In November and December 2003, $2,270,000 principal amount of convertible debentures and accrued interest thereon was converted into 18.9 million shares of Common Stock. As of result of these transactions, we recorded amortization of deferred financing costs totaling $2.4 million in 2003.

     A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

VALUATION OF STOCK-BASED COMPENSATION

     We account for our stock-based compensation (see Note 2 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans. SFAS 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. We account for our stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS 123 and Emerging Issues Task Force No. 96- 18 (EITF 96-18). SFAS 123 and EITF 96-18 require that we account for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

     We use the Black-Scholes option-pricing model to estimate the fair value of options we have granted for purposes of making the disclosure required by SFAS
123. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

DEFERRED INCOME TAXES.

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2003, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2003, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

     In September 2002, Ambient and Consolidated Edison, Inc. ("ConEd"), an affiliate of CECONY, entered into a securities purchase agreement pursuant to which ConEd purchased 35 million shares of our Common Stock for an aggregate investment of $1.4 million.

     In June 2003, we raised net proceeds of $595,000 from a private placement of 5,187,500 shares of our Common Stock to private investors.

     In September 2003, we raised $400,000 from the sale of a 6% Convertible Debenture due (the "Bridge Financing"). October 31, 2003. This debenture was repaid from the proceeds of the October 2003 Financing (discussed below).

     In October and November 2003, we sold $4,655,000 aggregate principal amount of our Convertible Debentures (the "October 2003 Financing"). We received net proceeds of approximately $3.8 million (after deducting approximately $700,000 in respect of the repayment of the Bridge Financing, fees, and commissions) from the October 2003 Financing. In connection with the October 2003 Financing, we issued warrants to purchase up to 19,395,833 shares of our Common Stock at a per share exercise price of $0.25. As of the filing of this Annual Report on Form 10-KSB, warrants for approximately 18,799,501 shares of Common Stock have been exercised, resulting in additional net cash proceeds to the Company in March 2004 of approximately $3.7 million (after payment of approximately $230,000 in commissions and fees).

     In February 2004, EarthLink invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000 and (ii) 2,083,333 shares of Common Stock. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

     At December 31, 2003, cash and cash equivalents were $2.6 million. Our cash and cash equivalents are generally held in a variety of interest bearing instruments.

     Management believes that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. We may raise additional funds from time to time through public or private sales of equity securities or from borrowings. However, our auditors included a "going concern" qualification in their auditors report accompanying the consolidated financial statements included in this annual report on Form 10KSB. Management believes however, that the Company has sufficient cash on hand to fund its operations through 2004. Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company's financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The requirements for variable interest entities after January 31, 2003 were adopted on February 1, 2003. The Company's current results of operations and financial position have not been affected. In December 2003, a modification of FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R. The adoption of this statement is not expected to have any impact on the Company's consolidated financial statements

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have any impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Brightman Almagor & Co, a member of Deloitte Touche & Tohmatsu located in Tel Aviv, Israel ("Brightman"), independent auditors, audited our consolidated financial statements and schedules the years ended December 31, 2001 and 2002. On May 12, 2003, Brightman having been advised by the Company that we had effectively terminated all activities in Israel agreed not to stand for reelection as our auditors for the year ending December 31, 2003, which action was taken by mutual agreement.

     During the fiscal years ended December 31, 2001 and 2002 and from January 1, through May 12, 2003 there were no disagreements between Ambient and Brightman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Brightman's satisfaction, would have caused them to make reference to the disagreement in their opinion. Brightman's report on our financial statements for fiscal years 2002 and 2001 included a going concern qualification.

     On January 21, 2004, the audit committee of our board of directors (the "Audit Committee") engaged Rotenberg Meril Solomon Bertiger Guittilla, P.C. located in Saddlebrook, NJ ("RMSB&G") to serve as our independent public accountants for the audit of our consolidated financial statements for the year ended December 31, 2003. The Audit Committee engaged RMSB&G in May 2003 to review our periodic reports on Form 10-QSB for 2003.

ITEM 8A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                    PART III

     The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

     The Company adopted a new Code of Ethics applicable to its senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such Code of Ethics is filed as Exhibit 14 to this Annual Report on Form
10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


3.1     Certificate of Incorporation of Ambient Corporation, as amended (1)
3.2     Bylaws of Ambient, as amended (1)
4.1     Specimen Stock Certificate (1)
4.2     Form of Ambient Common Stock Purchase Warrant (3)
4.3     Form of Ambient Promissory Note (5)
4.7     Form of Ambient Warrant (5)
4.8     Form of Two Year Ambient Warrant issued on or about June 2003 (8)
4.10    Three Year Ambient Warrant issued to Melton Management, Ltd. as of September 8, 2003 (9)
4.11    Form of Three Year Ambient 6% Convertible Debenture (9)
4.12    Form of Three Year Warrant issued to the Holders of the 6% Convertible Debentures (9)
10.1    Form of the Company's 2000 Equity Incentive Plan (7)
10.2    Employment Agreement between Ambient Corporation and Ramdas Rao dated as of September 29, 2000 (2)
10.3    Service Agreement between Ambient Corporation and Aquila Corporation dated August 21, 2001 (4)
10.4    Restated Employment Agreement between Ambient Corporation and John Joyce dated November 16, 2001 (4)
10.5    Restated Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated December 31, 2001 (4)
10.7    Stock Purchase Agreement dated as of September 30, 2002 between Ambient and Consolidated Edison, Inc. (6)
10.8    Form of Ambient's 2002 Non-Employee Directors' stock Option Plan (7)
10.9    Securities Purchase Agreement dated as of September 8, 2003 between Ambient and Melton Management, Ltd. (9)
10.10   Form of Securities Purchase Agreement dated as of October 30, 2003 between Ambient and Holders of the three year 6%
        Convertible Debentures (9)
10.11   Registration Rights Agreement dated as of October 30, 2003 between Ambient and the Holders of the 6% Convertible Debentures
        (9)
14      Code of Ethics *
23.1    Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. *
23.2    Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu *
31      Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32      Section 1350 Certification *


* Filed Herewith

        (1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-40045, and incorporated herein by reference.

        (2) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-43045, and incorporated herein by reference.

        (3) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-56764, and incorporated herein by reference.

        (4) Filed as an Exhibit to Ambient's Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

        (5) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2002 and incorporated herein by reference.

        (6) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended September 30, 2002 and incorporated herein by reference.

        (7) Filed as an Exhibit to Ambient's Definitive Proxy Statement on Form 14A filed on December 10, 2002 and incorporated herein by reference.

        (8) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2003 and incorporated herein by reference.

        (9) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 333-110112, and incorporated herein by reference.

        (B) REPORTS ON FORM 8-K

        Ambient filed a Current Report on Form 8-K on September 11, 2003 announcing the private placement of $400,000 in principal amount three year 6% convertible debentures.

        Ambient filed a Current Report on Form 8-K on November 5, 2003 announcing the private placement of $4,655,000 in principal amount three year 6% convertible debentures.


                                                             SIGNATURES

        In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.



                                                                        /S/ JOHN J. JOYCE

DATE: MARCH 30, 2004                                                    JOHN J. JOYCE
                                                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER
                                                                        AND DIRECTOR


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.



SIGNATURE                                                       TITLE                                   DATE

/S/  MICHAEL WIDLAND                                            DIRECTOR                           MARCH 30, 2004
MICHAEL WIDLAND

/S/ MICHAEL BRAUNOLD                                            DIRECTOR                           MARCH 30, 2004
MICHAEL BRAUNOLD

/S/ HENRY SEDUSKI                                               DIRECTOR                           MARCH 30, 2004
HENRY SEDUSKI

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page

REPORT OF ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.             F-1

REPORT OF BRIGHTMAN ALMAGOR & CO., A MEMBER OF DELOITTE TOUCHE
TOHMATSU, INDEPENDENT AUDITORS                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                       F-3

   Statements of Operations                                             F-4

   Statement of Changes in Stockholders' Equity (Deficit)               F-5

   Statements of Cash Flows                                             F-6

   Notes to Financial Statements                                        F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Ambient Corporation

We have audited the accompanying consolidated balance sheet of Ambient Corporation and its subsidiaries (A Development Stage Company) (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 and for the period from June 1, 1996 (date of inception) through December 31, 2003. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period June 1, 1996 (date of inception) to December 31, 2003 include amounts for the period from June 1, 1996 (date of inception) to December 31, 2002, which were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the period June 1, 1996 (date of inception) through December 31, 2002, is based solely on the report of other auditors. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2002 and for the year then ended and for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambient Corporation and its subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year then ended and for the period from June 1, 1996 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
February 20, 2004, except for Note 12,
as to which the date is March 18, 2004

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

/S/ BRIGHTMAN ALMAGOR & CO.

BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)
A MEMBER OF DELOITTE TOUCHE TOHMATSU

TEL-AVIV, ISRAEL
MARCH 25, 2003



                                                       AMBIENT CORPORATION
                                                  (A Development Stage Company)
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                           2003                   2002
                                                                                           ----                   ----
ASSETS
CURRENT ASSETS
     Cash and  cash equivalents                                                    $        2,621,643   $               75,251
     Accounts receivable                                                                       53,134                        -
     Prepaid expenses and other current assets                                                226,117                   28,540
                                                                                     -----------------    ---------------------

               Total current assets                                                         2,900,894                  103,791

Property and equipment, net                                                                    84,456                   81,583
                                                                                     -----------------    ---------------------

               Total assets                                                        $        2,985,350   $              185,374
                                                                                     =================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                              $          468,590   $              654,460
     Accrued expenses and other current liabilities                                           195,818                  126,500
     Advances                                                                                 325,000                  325,000
                                                                                     -----------------    ---------------------

               Total current liabilities                                                      989,408                1,105,960
                                                                                     -----------------    ---------------------

Non-current liabilities
     Convertible debentures (net of discount of $2,254,923)                                   135,077                        -
                                                                                     -----------------    ---------------------

               Total  liabilities                                                           1,124,485                1,105,960

STOCKHOLDERS' EQUITY (DEFICIT)
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                                     -                        -
    Common stock, $.001 par value;
      200,000,000 shares authorized; 97,222,247 and 63,718,384
        issued; 96,222,247 and 63,718,384 outstanding, respectively                            97,222                   63,719
     Additional paid-in capital                                                            69,428,975               61,497,304
     Deficit accumulated during the development stage                                     (67,465,332)             (62,229,370)
      Less: note receivable - stockholder                                                   -                         (200,000)
      Less: deferred compensation                                                           -                          (52,239)
      Less: treasury stock; 1,000,000 shares at cost                                         (200,000)                       -
                                                                                     -----------------    ---------------------

               Total stockholders' equity (deficit)                                         1,860,865                 (920,586)
                                                                                     -----------------    ---------------------

               Total liabilities and stockholders' equity (deficit)                $        2,985,350   $              185,374
                                                                                     =================    =====================


                                         See Notes to Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                   Cumulative
                                                                                      Year                       From Inception
                                                                                     Ended                             to
                                                                                  December 31,                    December 31,
                                                                            2003               2002                   2003
                                                                            ----               ----                   ----

Revenues                                                             $         123,000 $                -   $              123,000

Expenses
     Research and Development (1)                                              954,918            975,536                6,972,144
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                        -                  -                  558,195
                                                                       ----------------  -----------------    ---------------------
                                                                               954,918            975,536                6,413,949

Operating, general and administrative expenses (1)                           1,379,499          1,387,973               14,320,579
Stock based compensation - net                                                 178,509          1,067,951               17,445,173
                                                                       ----------------  -----------------    ---------------------

Total expenses                                                               2,512,926          3,431,460               38,179,701
                                                                       ----------------  -----------------    ---------------------

Operating loss                                                              (2,389,926)        (3,431,460)             (38,056,701)

Legal settlement                                                                     -                  -               (1,512,500)
Interest expense                                                               (29,569)                 -                 (705,082)
Noncash financing expense                                                            -                  -               (1,600,000)
Amortization of beneficial conversion feature of convertible debt             (217,416)                 -               (4,095,676)
Amortization of deferred financing costs                                    (2,603,864)           (49,318)              (8,405,197)
Interest income                                                                  4,813                405                  326,057
Write-off of convertible note receivable                                             -                  -                 (490,000)
Company's share in net losses of affiliate                                           -                  -               (1,352,207)
                                                                       ----------------  -----------------    ---------------------

Loss before minority interest and extraordinary item                        (5,235,962)        (3,480,373)             (55,891,306)

Minority interest in subsidiary loss                                                 -                  -                   25,000
                                                                       ----------------  -----------------    ---------------------

Loss before extraordinary item                                              (5,235,962)        (3,480,373)             (55,866,306)

Extraordinary item - loss on extinguishment of debt                                  -                  -               (9,778,167)
                                                                       ----------------  -----------------    ---------------------

Net loss                                                                    (5,235,962)        (3,480,373)             (65,644,473)

Deemed dividends on convertible preferred stock                                      -                  -               (1,820,859)
                                                                       ----------------  -----------------    ---------------------

Net loss attributable to common stockholders                         $      (5,235,962)$       (3,480,373)  $          (67,465,332)
                                                                       ================  =================    =====================

Basic and diluted loss per share:
         Net loss before  extraordinary item                         $           (0.07)$            (0.10)
         Extraordinary loss from extinguishment of debt                              -                  -
                                                                       ----------------  -----------------

      Net loss                                                       $           (0.07)$            (0.10)
                                                                       ================  =================

Weighted average number of shares outstanding                               75,428,708         33,768,432
                                                                       ================  =================

(1) Excludes non-cash, stock based compensation expense as follows:
     Research and development, net                                   $          23,855 $          587,043 $              1,454,192
     Operating, general and administrative, net                                154,654            480,908               15,990,981
                                                                       ----------------  -----------------    ---------------------

                                                                     $         178,509 $        1,067,951 $             17,445,173
                                                                       ================  =================    =====================


                                           See Notes to Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                         Convertible
                                                                                                       Preferred Stock
                                                                                                   Shares          Amount
                                                                                                -------------   --------------
Issuance of common stock to founders for nominal consideration - July 1996                                    $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                                -------------   --------------

Balance - December 31, 1996                                                                          -                -

Issuance of common stock to employees for services - March 1997
Issuance of common stock to employees for services - August 1997
Stock issued in connection with private placement of notes - September 1997
Issuance of common stock to advisor for services - September 1997
Stock issued in connection with private placement of notes - October 1997
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 1997                                                                          -                -

Stock issued pursuant to consulting agreement
Initial public offering in February 1998
Stock issued in connection with short-term debt financing
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 1998                                                                          -                -

Stock issued pursuant to consulting agreement - January 1999
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - April 1999
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 1999                                                                          -                -

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued for services - May 2000
Stock issued pursuant to settlement agreement
Common stock issued in private placement, net of offering costs - July 2000
Preferred stock issued in private placement, net of offering costs - August 200                    1,125,000            1,125
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000
Stock issued upon conversion of debentures -  September and November 2000
Stock issued upon conversion of debentures - November 2000
Stock issued upon conversion of preferred stock -  November 2000                                   1,125,000           (1,125)
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 2000                                                                          -                -

Common stock issued in private placement, net of offering costs - March 2001
Common stock issued for purchase of minority interest
Stock issued pursuant to consulting agreement - March 2001
Stock issued pursuant to consulting agreement - April 2001
Common stock issued in private placement, net of offering costs - June 2001
Stock issued as finders fee - June 2001
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 2001                                                                          -                -

Stock and warrants issued for rent reduction - April - December 2002
Stock and warrants issued in private placement - July 2002
Stock and warrants issued as repayment of loans - September 2002
Stock issued as payment accrued salaries  - September 2002
Stock and warrants issued upon conversion of debt - September 2002
Common stock issued for cash - September 2002
Stock issued upon conversion of debt - October 2002
Common stock issued for cash - October 2002
Common stock issued for cash - November 2002
Stock issued upon conversion of debt - November 2002
Stock issued upon conversion of debt - December 2002
Common stock issued for cash - December 2002
Exercise of warrants
Options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                                                -------------   --------------

Balance - December 31, 2002                                                                          -                -

Common stock issued for cash - Jan  - Feb 2003
Common stock issued for cash - June 2003
Stock issued upon conversion of debt - June 2003
Stock and warrants issued for rent reduction - Jan  - June 2003
Warrants issued as reduction in accounts payable June 2003
Issuance of warrants in connection with convertible debentures - September 2003
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003
Stock issued upon conversion of debentures -  November and December 2003
Cashless exercise of warrants - November 2003
Options and warrants issued
Exercise of stock options
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued
Cancelation of note receivable

Net loss
                                                                                                -------------   --------------

Balance - December 31, 2003                                                                          -        $       -
                                                                                                =============   ==============

(CONTINUED)




                                                                                                    Common Stock
                                                                                            Shares               Amount
                                                                                        ----------------    -----------------

Issuance of common stock to founders for nominal consideration - July 1996                    2,028,833   $            2,029  $
Issuance of common stock to employees for services - September 1996                               5,000                    5
Issuance of common stock to employees for services - October 1996                               195,333                  195
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 1996                                                                   2,229,166                2,229

Issuance of common stock to employees for services - March 1997                                  20,000                   20
Issuance of common stock to employees for services - August 1997                                 84,167                   84
Stock issued in connection with private placement of notes - September 1997                      60,000                   60
Issuance of common stock to advisor for services - September 1997                                 6,000                    6
Stock issued in connection with private placement of notes - October 1997                        20,000                   20
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 1997                                                                   2,419,333                2,419

Stock issued pursuant to consulting agreement                                                    75,000                   75
Initial public offering in February 1998                                                        525,000                  525
Stock issued in connection with short-term debt financing                                        20,000                   20
Additional stock pursuant to founders agreement for nominal consideration                        35,000                   35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 1998                                                                   3,074,333                3,074

Stock issued pursuant to consulting agreement - January 1999                                      4,000                    4
Stock issued pursuant to consulting agreement - February 1999                                    15,000                   15
Stock issued pursuant to consulting agreement - February 1999                                    22,500                   23
Stock issued pursuant to consulting agreement - April 1999                                       15,000                   15
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 1999                                                                   3,130,833                3,131

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000                             3,490,000                3,490
Stock issued pursuant to consulting agreement - February 2000                                   700,000                  700
Stock issued pursuant to consulting agreement - February 2000                                   180,000                  180
Stock issued pursuant to consulting agreement - February 2000                                    70,000                   70
Stock issued pursuant to consulting agreement - February 2000                                    25,000                   25
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000                                   589,750                  590
Stock issued pursuant to consulting agreement - February 2000                                   300,000                  300
Stock issued pursuant to consulting agreement - March 2000                                      250,000                  250
Stock issued pursuant to consulting agreement - March 2000                                      100,000                  100
Stock issued pursuant to consulting agreement - March 2000                                      346,250                  346
Stock issued pursuant to consulting agreement - March 2000                                      200,000                  200
Stock issued for services - May 2000                                                             67,250                   67
Stock issued pursuant to settlement agreement                                                   250,000                  250
Common stock issued in private placement, net of offering costs - July 2000                   1,000,000                1,000
Preferred stock issued in private placement, net of offering costs - August 200
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                 200,000                  200
Stock issued upon conversion of debentures -  September and November 2000                     5,000,000                5,000
Stock issued upon conversion of debentures - November 2000                                    3,711,711                3,712
Stock issued upon conversion of preferred stock -  November 2000                              1,125,000                1,125
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                            640,000                  640
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 2000                                                                  21,375,794               21,376

Common stock issued in private placement, net of offering costs - March 2001                    350,000                  350
Common stock issued for purchase of minority interest                                           400,000                  400
Stock issued pursuant to consulting agreement - March 2001                                      650,000                  650
Stock issued pursuant to consulting agreement - April 2001                                      202,500                  203
Common stock issued in private placement, net of offering costs - June 2001                   1,299,090                1,299
Stock issued as finders fee - June 2001                                                         250,000                  250
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001                                                       650,000                  650
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001                                       1,000,000                1,000
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 2001                                                                  26,177,384               26,178

Stock and warrants issued for rent reduction - April - December 2002                            562,500                  563
Stock and warrants issued in private placement - July 2002                                      400,000                  400
Stock and warrants issued as repayment of loans - September 2002                              1,500,000                1,500
Stock issued as payment accrued salaries  - September 2002                                    4,104,000                4,104
Stock and warrants issued upon conversion of debt - September 2002                            1,332,833                1,333
Common stock issued for cash - September 2002                                                12,250,000               12,250
Stock issued upon conversion of debt - October 2002                                           1,000,000                1,000
Common stock issued for cash - October 2002                                                   5,000,000                5,000
Common stock issued for cash - November 2002                                                  5,000,000                5,000
Stock issued upon conversion of debt - November 2002                                            183,334                  183
Stock issued upon conversion of debt - December 2002                                             83,333                   83
Common stock issued for cash - December 2002                                                  5,000,000                5,000
Exercise of warrants                                                                          1,125,000                1,125
Options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 2002                                                                  63,718,384               63,719

Common stock issued for cash - Jan  - Feb 2003                                                7,750,000                7,750
Common stock issued for cash - June 2003                                                      5,289,062                5,289
Stock issued upon conversion of debt - June 2003                                                100,000                  100
Stock and warrants issued for rent reduction - Jan  - June 2003                                 532,888                  533
Warrants issued as reduction in accounts payable June 2003
Issuance of warrants in connection with convertible debentures - September 2003
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003
Stock issued upon conversion of debentures -  November and December 2003                     18,918,192               18,918
Cashless exercise of warrants - November 2003                                                   883,721                  884
Options and warrants issued
Exercise of stock options                                                                        30,000                   30
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued
Cancelation of note receivable

Net loss
                                                                                        ----------------    -----------------

Balance - December 31, 2003                                                                  97,222,247   $           97,222

                                                                                        ================    =================

(CONTINUED)

                                                                                          Additional            Note
                                                                                            Paid-in          Receivable
                                                                                            Capital          Stockholder
                                                                                        ----------------    --------------

Issuance of common stock to founders for nominal consideration - July 1996                                $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 1996                                                                    -                  -

Issuance of common stock to employees for services - March 1997                                  50,000
Issuance of common stock to employees for services - August 1997                                336,668
Stock issued in connection with private placement of notes - September 1997                     239,940
Issuance of common stock to advisor for services - September 1997                                23,994
Stock issued in connection with private placement of notes - October 1997                        79,980
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 1997                                                                     730,582           -

Stock issued pursuant to consulting agreement                                                   654,925
Initial public offering in February 1998                                                      3,432,502
Stock issued in connection with short-term debt financing                                        99,980
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units                                           21,600
Options granted pursuant to consulting agreement                                                  1,600
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 1998                                                                   4,941,189           -

Stock issued pursuant to consulting agreement - January 1999                                      7,996
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999                                    69,977
Stock issued pursuant to consulting agreement - April 1999                                       12,173
Warrants issued pursuant to consulting agreement - April 1999                                    10,260
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 1999                                                                   5,041,595           -

Waiver of liability due to related party - January 2000                                          75,328
Stock issued in respect of extinguishment of debt - February 2000                            10,466,510
Stock issued pursuant to consulting agreement - February 2000                                 2,099,300
Stock issued pursuant to consulting agreement - February 2000                                   539,820
Stock issued pursuant to consulting agreement - February 2000                                   192,430
Stock issued pursuant to consulting agreement - February 2000                                    68,725
Warrants issued pursuant to consulting agreement - February 2000                              1,500,000
Warrants issued to convertible debenture holders - February, April and November 2000          1,144,805
Stock issued pursuant to consulting agreement - February 2000                                 1,768,660
Stock issued pursuant to consulting agreement - February 2000                                 1,246,560
Stock issued pursuant to consulting agreement - March 2000                                    1,499,750
Stock issued pursuant to consulting agreement - March 2000                                      587,400
Stock issued pursuant to consulting agreement - March 2000                                    2,033,873
Stock issued pursuant to consulting agreement - March 2000                                    1,149,800
Stock issued for services - May 2000                                                            130,196
Stock issued pursuant to settlement agreement                                                 1,312,250
Common stock issued in private placement, net of offering costs - July 2000                   1,799,000
Preferred stock issued in private placement, net of offering costs - August 200               1,819,734
Warrants issued to convertible debenture holders - July  through September 2000               3,447,147
Warrants issued in connection with private placement  - September 2000                          410,495
Stock and stock options issued pursuant to severance agreement - September 2000               1,756,042
Stock issued upon conversion of debentures -  September and November 2000                       795,680
Stock issued upon conversion of debentures - November 2000                                    8,490,545
Stock issued upon conversion of preferred stock -  November 2000
Stock options issued to employees                                                             4,059,080
Stock options issued to consultants                                                           1,999,329
Stock options and warrants exercised
Beneficial conversion feature of debentures issued                                            3,878,260
Deemed dividend on convertible preferred stock                                                1,820,859
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 2000                                                                  61,133,173           -

Common stock issued in private placement, net of offering costs - March 2001                    308,153
Common stock issued for purchase of minority interest                                           862,000
Stock issued pursuant to consulting agreement - March 2001                                      992,413
Stock issued pursuant to consulting agreement - April 2001                                      309,623
Common stock issued in private placement, net of offering costs - June 2001                   1,133,531
Stock issued as finders fee - June 2001                                                            (250)
Warrants issued pursuant to consulting agreement - June 2001                                     90,648
Warrants issued pursuant to consulting agreement - August 2001                                   12,553
Warrants issued pursuant to consulting agreements - November 2001                                13,087
Stock issued for services - November 2001                                                       109,850
Warrants issued pursuant to consulting agreements - December 2001                                 4,355
Common stock issued for note receivable - December 2001                                         199,000          (200,000)
Re-measurement of deferred compensation                                                      (5,235,512)
Cancellation of options and warrants                                                           (614,941)
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 2001                                                                  59,317,682          (200,000)

Stock and warrants issued for rent reduction - April - December 2002                             44,438
Stock and warrants issued in private placement - July 2002                                       68,918
Stock and warrants issued as repayment of loans - September 2002                                 98,500
Stock issued as payment accrued salaries  - September 2002                                      201,096
Stock and warrants issued upon conversion of debt - September 2002                              186,107
Common stock issued for cash - September 2002                                                   537,750
Stock issued upon conversion of debt - October 2002                                             119,000
Common stock issued for cash - October 2002                                                     195,000
Common stock issued for cash - November 2002                                                    195,000
Stock issued upon conversion of debt - November 2002                                             21,817
Stock issued upon conversion of debt - December 2002                                              9,917
Common stock issued for cash - December 2002                                                    195,000
Exercise of warrants                                                                             10,125
Options and warrants issued                                                                     296,955
Amortization of deferred stock - based compensation
Net loss
                                                                                        ----------------    --------------

Balance - December 31, 2002                                                                  61,497,304          (200,000)

Common stock issued for cash - Jan  - Feb 2003                                                  302,250
Common stock issued for cash - June 2003                                                        590,023
Stock issued upon conversion of debt - June 2003                                                  9,900
Stock and warrants issued for rent reduction - Jan  - June 2003                                  42,098
Warrants issued as reduction in accounts payable June 2003                                      120,000
Issuance of warrants in connection with convertible debentures - September 2003                 163,787
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003                                 4,151,906
Stock issued upon conversion of debentures -  November and December 2003                      2,251,265
Cashless exercise of warrants - November 2003                                                      (884)
Options and warrants issued                                                                      83,639
Exercise of stock options                                                                           270
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued                                              217,416
Cancelation of note receivable                                                                                    200,000

Net loss
                                                                                        ----------------    --------------

Balance - December 31, 2003                                                                  69,428,975   $       -
                                                                                        ================    ==============

(CONTINUED)




                                                                                             Deferred            Treasury
                                                                                           Compensation            Stock
                                                                                        -------------------    --------------

Issuance of common stock to founders for nominal consideration - July 1996            $                      $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 1996                                                                     -                    -

Issuance of common stock to employees for services - March 1997                                    (50,000)
Issuance of common stock to employees for services - August 1997                                  (336,668)
Stock issued in connection with private placement of notes - September 1997
Issuance of common stock to advisor for services - September 1997
Stock issued in connection with private placement of notes - October 1997
Amortization of deferred stock - based compensation                                                145,556
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 1997                                                                       (241,112)          -

Stock issued pursuant to consulting agreement                                                     (655,000)
Initial public offering in February 1998
Stock issued in connection with short-term debt financing
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement                                                    (1,600)
Amortization of deferred stock - based compensation                                                658,029
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 1998                                                                       (239,683)          -

Stock issued pursuant to consulting agreement - January 1999                                        (8,000)
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999                                      (70,000)
Stock issued pursuant to consulting agreement - April 1999                                         (12,188)
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation                                                325,808
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 1999                                                                         (4,063)          -

Waiver of liability due to related party - January 2000
Stock issued in respect of extinguishment of debt - February 2000
Stock issued pursuant to consulting agreement - February 2000                                   (2,100,000)
Stock issued pursuant to consulting agreement - February 2000                                     (540,000)
Stock issued pursuant to consulting agreement - February 2000                                     (192,500)
Stock issued pursuant to consulting agreement - February 2000                                      (68,750)
Warrants issued pursuant to consulting agreement - February 2000                                (1,500,000)
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000                                   (1,769,250)
Stock issued pursuant to consulting agreement - February 2000                                   (1,246,860)
Stock issued pursuant to consulting agreement - March 2000                                      (1,500,000)
Stock issued pursuant to consulting agreement - March 2000                                        (587,500)
Stock issued pursuant to consulting agreement - March 2000                                      (2,034,219)
Stock issued pursuant to consulting agreement - March 2000                                      (1,150,000)
Stock issued for services - May 2000
Stock issued pursuant to settlement agreement
Common stock issued in private placement, net of offering costs - July 2000
Preferred stock issued in private placement, net of offering costs - August 200
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                 (1,756,242)
Stock issued upon conversion of debentures -  September and November 2000
Stock issued upon conversion of debentures - November 2000
Stock issued upon conversion of preferred stock -  November 2000
Stock options issued to employees                                                               (4,059,080)
Stock options issued to consultants                                                             (1,999,329)
Stock options and warrants exercised
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation                                             16,067,085
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 2000                                                                     (4,440,708)          -

Common stock issued in private placement, net of offering costs - March 2001
Common stock issued for purchase of minority interest                                             (862,400)
Stock issued pursuant to consulting agreement - March 2001                                        (993,063)
Stock issued pursuant to consulting agreement - April 2001                                        (309,825)
Common stock issued in private placement, net of offering costs - June 2001
Stock issued as finders fee - June 2001
Warrants issued pursuant to consulting agreement - June 2001                                       (90,648)
Warrants issued pursuant to consulting agreement - August 2001                                     (12,553)
Warrants issued pursuant to consulting agreements - November 2001                                  (13,087)
Stock issued for services - November 2001                                                         (110,500)
Warrants issued pursuant to consulting agreements - December 2001                                   (4,355)
Common stock issued for note receivable - December 2001
Re-measurement of deferred compensation                                                          3,526,232
Cancellation of options and warrants                                                               614,941
Amortization of deferred stock - based compensation                                              2,122,931
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 2001                                                                       (573,035)          -

Stock and warrants issued for rent reduction - April - December 2002
Stock and warrants issued in private placement - July 2002
Stock and warrants issued as repayment of loans - September 2002
Stock issued as payment accrued salaries  - September 2002
Stock and warrants issued upon conversion of debt - September 2002
Common stock issued for cash - September 2002
Stock issued upon conversion of debt - October 2002
Common stock issued for cash - October 2002
Common stock issued for cash - November 2002
Stock issued upon conversion of debt - November 2002
Stock issued upon conversion of debt - December 2002
Common stock issued for cash - December 2002
Exercise of warrants
Options and warrants issued                                                                       (296,955)
Amortization of deferred stock - based compensation                                                817,751
Net loss
                                                                                        -------------------    --------------

Balance - December 31, 2002                                                                        (52,239)          -

Common stock issued for cash - Jan  - Feb 2003
Common stock issued for cash - June 2003
Stock issued upon conversion of debt - June 2003
Stock and warrants issued for rent reduction - Jan  - June 2003
Warrants issued as reduction in accounts payable June 2003
Issuance of warrants in connection with convertible debentures - September 2003
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003
Stock issued upon conversion of debentures -  November and December 2003
Cashless exercise of warrants - November 2003
Options and warrants issued                                                                        (83,639)
Exercise of stock options
Amortization of deferred stock - based compensation                                                135,878
Beneficial conversion feature of debentures issued
Cancelation of note receivable                                                                                      (200,000)

Net loss
                                                                                        -------------------    --------------

Balance - December 31, 2003                                                           $         -            $      (200,000)
                                                                                        ===================    ==============


(CONTINUED)

                                                                                            Deficit
                                                                                          Accumulated
                                                                                             During
                                                                                          Development
                                                                                             Stage              Total
                                                                                        -----------------  -----------------

Issuance of common stock to founders for nominal consideration - July 1996                               $            2,029
Issuance of common stock to employees for services - September 1996                                                       5
Issuance of common stock to employees for services - October 1996                                                       195
Net loss                                                                                        (693,995)          (693,995)
                                                                                        -----------------  -----------------

Balance - December 31, 1996                                                                     (693,995)          (691,766)

Issuance of common stock to employees for services - March 1997                                                          20
Issuance of common stock to employees for services - August 1997                                                         84
Stock issued in connection with private placement of notes - September 1997                                         240,000
Issuance of common stock to advisor for services - September 1997                                                    24,000
Stock issued in connection with private placement of notes - October 1997                                            80,000
Amortization of deferred stock - based compensation                                                                 145,556
Net loss                                                                                      (1,432,815)        (1,432,815)
                                                                                        -----------------  -----------------

Balance - December 31, 1997                                                                   (2,126,810)        (1,634,921)

Stock issued pursuant to consulting agreement                                                                     -
Initial public offering in February 1998                                                                          3,433,027
Stock issued in connection with short-term debt financing                                                           100,000
Additional stock pursuant to founders agreement for nominal consideration                                                35
Warrants issued pursuant to private placement of units                                                               21,600
Options granted pursuant to consulting agreement                                                                  -
Amortization of deferred stock - based compensation                                                                 658,029
Net loss                                                                                      (2,820,314)        (2,820,314)
                                                                                        -----------------  -----------------

Balance - December 31, 1998                                                                   (4,947,124)          (242,544)

Stock issued pursuant to consulting agreement - January 1999                                                      -
Stock issued pursuant to consulting agreement - February 1999                                                            15
Stock issued pursuant to consulting agreement - February 1999                                                     -
Stock issued pursuant to consulting agreement - April 1999                                                        -
Warrants issued pursuant to consulting agreement - April 1999                                                        10,260
Amortization of deferred stock - based compensation                                                                 325,808
Net loss                                                                                      (1,131,404)        (1,131,404)
                                                                                        -----------------  -----------------

Balance - December 31, 1999                                                                   (6,078,528)        (1,037,865)

Waiver of liability due to related party - January 2000                                                              75,328
Stock issued in respect of extinguishment of debt - February 2000                                                10,470,000
Stock issued pursuant to consulting agreement - February 2000                                                     -
Stock issued pursuant to consulting agreement - February 2000                                                     -
Stock issued pursuant to consulting agreement - February 2000                                                     -
Stock issued pursuant to consulting agreement - February 2000                                                     -
Warrants issued pursuant to consulting agreement - February 2000                                                  -
Warrants issued to convertible debenture holders - February, April and November 2000                              1,144,805
Stock issued pursuant to consulting agreement - February 2000                                                     -
Stock issued pursuant to consulting agreement - February 2000                                                     -
Stock issued pursuant to consulting agreement - March 2000                                                        -
Stock issued pursuant to consulting agreement - March 2000                                                        -
Stock issued pursuant to consulting agreement - March 2000                                                        -
Stock issued pursuant to consulting agreement - March 2000                                                        -
Stock issued for services - May 2000                                                                                130,263
Stock issued pursuant to settlement agreement                                                                     1,312,500
Common stock issued in private placement, net of offering costs - July 2000                                       1,800,000
Preferred stock issued in private placement, net of offering costs - August 200                                   1,820,859
Warrants issued to convertible debenture holders - July  through September 2000                                   3,447,147
Warrants issued in connection with private placement  - September 2000                                              410,495
Stock and stock options issued pursuant to severance agreement - September 2000                                   -
Stock issued upon conversion of debentures -  September and November 2000                                           800,680
Stock issued upon conversion of debentures - November 2000                                                        8,494,257
Stock issued upon conversion of preferred stock -  November 2000                                                  -
Stock options issued to employees                                                                                 -
Stock options issued to consultants                                                                               -
Stock options and warrants exercised                                                                                    640
Beneficial conversion feature of debentures issued                                                                3,878,260
Deemed dividend on convertible preferred stock                                                                    1,820,859
Amortization of deferred stock - based compensation                                                              16,067,085
Net loss                                                                                     (42,640,886)       (42,640,886)
                                                                                        -----------------  -----------------

Balance - December 31, 2000                                                                  (48,719,414)         7,994,427

Common stock issued in private placement, net of offering costs - March 2001                                        308,503
Common stock issued for purchase of minority interest                                                             -
Stock issued pursuant to consulting agreement - March 2001                                                        -
Stock issued pursuant to consulting agreement - April 2001                                                        -
Common stock issued in private placement, net of offering costs - June 2001                                       1,134,830
Stock issued as finders fee - June 2001                                                                           -
Warrants issued pursuant to consulting agreement - June 2001                                                      -
Warrants issued pursuant to consulting agreement - August 2001                                                    -
Warrants issued pursuant to consulting agreements - November 2001                                                 -
Stock issued for services - November 2001                                                                         -
Warrants issued pursuant to consulting agreements - December 2001                                                 -
Common stock issued for note receivable - December 2001                                                           -
Re-measurement of deferred compensation                                                                          (1,709,280)
Cancellation of options and warrants                                                                              -
Amortization of deferred stock - based compensation                                                               2,122,931
Net loss                                                                                     (10,029,583)       (10,029,583)
                                                                                        -----------------  -----------------

Balance - December 31, 2001                                                                  (58,748,997)          (178,172)

Stock and warrants issued for rent reduction - April - December 2002                                                 45,000
Stock and warrants issued in private placement - July 2002                                                           69,318
Stock and warrants issued as repayment of loans - September 2002                                                    100,000
Stock issued as payment accrued salaries  - September 2002                                                          205,200
Stock and warrants issued upon conversion of debt - September 2002                                                  187,440
Common stock issued for cash - September 2002                                                                       550,000
Stock issued upon conversion of debt - October 2002                                                                 120,000
Common stock issued for cash - October 2002                                                                         200,000
Common stock issued for cash - November 2002                                                                        200,000
Stock issued upon conversion of debt - November 2002                                                                 22,000
Stock issued upon conversion of debt - December 2002                                                                 10,000
Common stock issued for cash - December 2002                                                                        200,000
Exercise of warrants                                                                                                 11,250
Options and warrants issued                                                                                       -
Amortization of deferred stock - based compensation                                                                 817,751
Net loss                                                                                      (3,480,373)        (3,480,373)
                                                                                        -----------------  -----------------

Balance - December 31, 2002                                                                  (62,229,370)          (920,586)

Common stock issued for cash - Jan  - Feb 2003                                                                      310,000
Common stock issued for cash - June 2003                                                                            595,312
Stock issued upon conversion of debt - June 2003                                                                     10,000
Stock and warrants issued for rent reduction - Jan  - June 2003                                                      42,631
Warrants issued as reduction in accounts payable June 2003                                                          120,000
Issuance of warrants in connection with convertible debentures - September 2003                                     163,787
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003                                                     4,151,906
Stock issued upon conversion of debentures -  November and December 2003                                          2,270,183
Cashless exercise of warrants - November 2003                                                                     -
Options and warrants issued                                                                                       -
Exercise of stock options                                                                                               300
Amortization of deferred stock - based compensation                                                                 135,878
Beneficial conversion feature of debentures issued                                                                  217,416
Cancelation of note receivable                                                                                    -

Net loss                                                                                      (5,235,962)        (5,235,962)
                                                                                        -----------------  -----------------

Balance - December 31, 2003                                                           $      (67,465,332)$        1,860,865
                                                                                        =================  =================


                                           See Notes to Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                        Cumulative
                                                                                         Year                         From Inception
                                                                                         Ended                              to
                                                                                     December 31,                      December 31,
                                                                             2003                   2002                   2003
                                                                             ----                   ----                   ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              (5,235,962)  $           (3,480,373)  $     (67,465,332)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                         52,705                   86,861             467,150
         Amortization of note discount                                      2,603,864                   49,318           7,760,326
         Cancellation of Officer loans in settlement of employment
           contract                                                                 -                   70,000             724,447
         Loss on sale of fixed assets                                               -                        -              20,135
         Beneficial conversion feature of convertible debt                    217,416                        -           4,095,676
         Deemed dividends on convertible preferred stock                            -                                    1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                       183,692                1,067,951          30,794,234
         Increase (decrease) in net liability for severance pay                     -                        -              15,141
         Accrued interest on loans and notes payable                                -                        -             210,016
         Company's share in net losses of affiliates                                -                        -           1,352,207
         Minority interest in subsidiary loss                                       -                        -             (25,000)
         Write-off of convertible note receivable                                   -                        -              400,000
         Write-down of long term investment                                         -                        -             835,000
         Write-off of fixed assets                                                  -                        -             136,066
          Increase (decrease) in cash attributable to changes in
            assets and liabilities
              Accounts receivables                                            (32,609)                                     (32,609)
              Prepaid expenses and other current assets                      (218,102)                  35,050            (157,412)
              Accounts payable                                                (65,870)                 562,399             729,884
              Other current liabilities                                        69,318                  (24,755)            346,474
                                                                     -----------------    ---------------------    ----------------

Net cash used in operating activities                                      (2,425,548)              (1,633,549)        (17,972,738)
                                                                     -----------------    ---------------------    ----------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                           -                        -            (835,000)
         Purchase of convertible promissory note                                    -                        -            (400,000)
         Investment in affiliated company                                           -                        -            (375,000)
         Additions to property and equipment                                  (55,578)                 (14,790)           (749,042)
         Proceeds from disposal of fixed assets                                     -                        -              42,100
         Loans to Officers                                                          -                        -          (2,137,677)
         Repayment of loans to Officer                                              -                        -           1,431,226
                                                                     -----------------    ---------------------    ----------------

Net cash used in investing activities                                         (55,578)                 (14,790)         (3,023,393)
                                                                     -----------------    ---------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                          915,612                  856,250           6,660,179
         Proceeds from loans and advances                                           -                  690,000             690,000
         Proceeds from issuance of notes payable                              360,000                        -           1,360,000
         Net proceeds from issuance of convertible debentures               4,151,906                        -          13,300,168
         Repayment of notes payable                                          (400,000)                       -            (800,000)
         Proceeds of loans from shareholders, net                                   -                        -             919,600
         Repayment of loans from shareholders                                       -                        -            (968,000)
         Proceeds from long-term bank credit                                        -                        -              95,969
         Repayment of long-term bank credit                                         -                        -             (87,996)
         Increase (decrease) in short term bank credit                              -                        -             (32,004)
         Public offering of common stock                                            -                        -           3,433,027
         Repayment of short-term debt                                               -                        -            (250,000)
         Proceeds from short-term debt                                              -                        -             274,038
         Loans to affiliate                                                         -                        -            (977,207)
                                                                     -----------------    ---------------------    ----------------

Net cash provided by financing activities                                   5,027,518                1,546,250          23,617,774
                                                                     -----------------    ---------------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            2,546,392                 (102,089)          2,621,643

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  75,251                  177,340           -
                                                                     -----------------    ---------------------    ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   2,621,643   $               75,251   $       2,621,643
                                                                     =================    =====================    ================

Noncash financing and investing activities:
        Issuance of common stock  warrants in respect of
          outstanding accounts payable accrued expenses
          and loans payable.                                                  120,000   $              339,440
                                                                     =================    =====================

                                           See Notes to Consolidated Financial Statements.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

        Ambient Corporation ("the Company") was incorporated under the laws of the State of Delaware in June 1996. The Company is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical medium voltage and low voltage distribution systems as a medium for the delivery of broadband and other services. The Company's equipment and technologies are in the design, development and field trial testing stage. The Company's technologies are designed to be used with a commercially deployed power line communications network to enable the delivery of information to a utility's customer at the higher speeds necessary to obtain broadband e-mail and web browsing services as well as telephony Voice Over Internet Protocol (VOIP) through modem devices that are plugged into a standard electrical wall outlet without the need for cable, telephone, or satellite services.

        The Company is a development stage company and its success is subject to risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving markets. These risks include primarily the technological feasibility of the Company's equipment and technologies, its adoption by utilities and other providers of electrical power, and the commercial viability of its technology.

        To date, the Company has funded operations through the sale of its securities. Business activities to date have focused on research and development and raising of capital and financing. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited. The subsidiaries have been inactive since 2001. All inter-company balances and transactions have been eliminated in consolidation.

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

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued to employees:

                                                                 Year ended
                                                                December 31,
                                                          2003                2002
                                                    ------------------  -----------------
Net loss, as reported                                    ($5,235,962)       ($3,480,373)
Add: Stock based compensation
           expense, as reported, net                             ----             90,678
Deduct: Total stock-based compensation
           expense determined under the fair
           value based method for all awards, net           (587,457)          (786,893)
                                                            ---------          ---------

Pro forma net loss                                       ($5,823,419)       ($4,176,588)
                                                         ============       ============

Basic and diluted loss per share, as reported                 ($0.07)            ($0.10)
Basic and diluted loss per share, pro forma                   ($0.08)            ($0.12)

        For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: a risk-free interest rate of 3.88% and 3%; an expected life of 8 and 7 years; an expected volatility of 150% and 139%; and no expected dividends.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                                                  2003              2002
                                                  ----              ----
        Stock options                          11,342,000        10,892,000
        Warrants                               46,029,781        15,138,841
        Convertible debentures                 19,916,667                 -

        PROPERTY AND EQUIPMENT

        Equipment and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Repairs and maintenance are expensed as incurred.

        RESEARCH AND DEVELOPMENT AND PATENT COSTS

        Both research and development and patent costs are charged to operations as incurred.

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

        CONCENTRATIONS

        Cash and cash equivalents are, for the most part, maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company adopted the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        COMPREHENSIVE INCOME (LOSS)

        FASB Statement No. 130, "Reporting Comprehensive Income" prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company's financial statements.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The requirements for variable interest entities after January 31, 2003 were adopted on February 1, 2003. The Company's current results of operations and financial position have not been affected. In December 2003, a modification of FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 31, 2004 and provided additional technical clarifications to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R. The adoption of this statement is not expected to have any impact on the Company's consolidated financial statements.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have any impact on the Company's financial statements.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any significant revenues as of December 31, 2003. As a result, the Company incurred net losses of $5,235,962, $3,480,373, and $67,465,332 and negative cash flows from operating activities of $2,425,548, $1,633,549 and $17,972,378 for the years ended December 31, 2003 and 2002 and for the period from June 1, 1996 (date of inception) to December 31, 2003, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2004.

To enable the Company to sustain its operations through at least December 31, 2004 and, ultimately complete its marketing and development program and achieve profitability, management plans to seek additional financing for the Company through the sale of debt and equity securities.

As more fully described in Note 12, during March 2004, the Company received approximately $4,200,000 of net cash proceeds from the exercise of outstanding warrants and the issuance of debt and equity instruments.

Management believes that the funds raised in March 2004, combined with the cash on hand as of December 31, 2003, will enable the Company to sustain operations at least through December 31, 2004.

However, the Company's existing resources may not be sufficient to support the full commercial introduction, production and delivery of any of its technologies. The Company may need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company cannot predict whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                     DECEMBER 31,
                                                 2003           2002
                                                 ----           ----

Computers                                         $118,913        $110,242
Machinery and equipment                             93,522          59,015
Furniture and office equipment                     101,756          89,356
                                                   -------          ------
                                                   314,191         258,613
Less - accumulated depreciation                    229,735         177,030
                                                  --------        --------
                                                   $84,456         $81,583
                                                   =======         =======

         Depreciation expense was $55,306 and $86,861 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 - OTHER CURRENT LIABILITIES

                                                     DECEMBER 31,
                                                 2003           2002
                                                 ----           ----
Accrued payroll and payroll taxes                  $65,398         $65,000
Accrued liabilities                                109,991          61,500
Accrued interest                                    20,429               -
                                                   -------         -------

                                                  $195,818        $126,500
                                                  ========        ========
NOTE 6 - CONVERTIBLE DEBENTURES

        o In September 2003, the Company raised $400,000 from the sale to a private investor of its 6% Convertible Debentures due October 31, 2003 and warrants to purchase 800,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"). By its terms, the debenture was convertible into shares of Common Stock at a per share conversion rate of $0.12. In October 2003 the debenture was repaid from the proceeds of the financing discussed below.

                The warrants are exercisable into Common Stock at the rate of $.15 per share over a three-year period; provided, that, if the closing bid price of the Common Stock exceeds $.50 for each of 20 consecutive trading days the Company has the option of accelerating the expiration date. For financial reporting purposes, the Company recorded a discount of $133,638 to reflect the value of the warrants and amortized this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on convertible debentures of $217,416 to reflect the beneficial conversion feature of the warrants.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                In connection with this private placement, the Company issued 80,000 three-year warrants to a placement agent. The warrants are exercisable into Common Stock at the rate of $.15 per share.

        o In October and November 2003, the Company raised net proceeds of $4.2 million in a private placement of $4,655,000 principal amount of its three-year 6% Convertible Debentures (the "Debentures"). The Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.12 per share. The conversion price is subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. The terms of the Debentures provide that if the closing bid price of Common Stock exceeds $0.50 for each of 20 consecutive trading days, the Company can require a mandatory conversion of the Debentures. If not converted earlier, on the scheduled maturity date of October 2006, the Debentures will automatically convert into shares of Common Stock at the per share conversion price of $0.12.

                Investors in the private placement also received three-year warrants to purchase up to 19,395,833 shares of Common Stock at a per share exercise price of $0.25 (the "Warrants"). The terms of the Warrants provide that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement covering the shares of Common Stock underlying the Debentures and Warrants) and the closing bid price of the Common Stock exceeding $1.00 for each of 20 consecutive trading days). The Warrants are subject to customary anti-dilution adjustments. The Company also issued to placement agents three-year warrants to purchase 3,386,666 shares of Common Stock at an exercise price of $0.12 per share, ("the Finders Warrants")

                For financial reporting purposes, the Company recorded a discount of $4,638,470 to reflect the value of the Warrants and is amortizing this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the Debentures of $11,664 to reflect the beneficial conversion feature of the Warrants. Accordingly, all of the proceeds from this financing have been credited to stockholders' equity.

                In November and December 2003, $2,265,000 of principal and accrued interest of the Debentures was converted into approximately 18.9 million shares of Common Stock. In March 2004, additional Debentures were converted and certain of the Warrants and Finders Warrants were exercised. See Note 12, "Subsequent Events."

NOTE 7 - INCOME TAXES

        At December 31, 2003, the Company had available $32.7 million of net operating loss carry forwards for U.S. income tax purposes which expire in the years 2016 through 2023. However, due to recent changes in stock ownership the use of these net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. The Company's annual Section 382 limitation is approximately $63,000. As such, approximately $29 million of these net operating loss carryforwards will expire as worthless. The Company also has $2.5 million of foreign net operating loss carryforwards with no limitations or expiration date.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

        Significant components of the Company's deferred tax assets for U.S. and Israel income taxes are as follows:

                                                     DECEMBER 31,
                                                 2003           2002
                                                 ----           ----

Net operating loss carryforwards                $2,290,722      $1,412,750
Stock based compensation                           751,174         696,822
                                                   -------         -------
      Total deferred tax assets                  3,041,896       2,109,572
      Valuation allowance                       (3,041,896      (2,109,572
                                                ----------      ----------

      Net deferred tax assets                   $       --      $       --
                                                ==========      ==========

NOTE 8 - STOCKHOLDERS' EQUITY

        STOCK OPTION PLANS

        In February 1998, the Company adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Option Plan"). There are currently 180,000 options outstanding under the 1998 Plan and future grants have been discontinued. In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of Common Stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased from 5,000,000 to 15,000,000.

        The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

        In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of up to 2,000,000 shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of six years from the date of grant

        OTHER OPTION GRANTS

        In addition to the options granted under the stock option plans (the "Plans"), discussed above the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements.

        Option activity for 2003 and 2002 is summarized as follows:

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Weighted
                                                                                                 Average
                                                                                                 Exercise
                                                          OPTIONS
                                                            PLAN       NON-PLAN       TOTAL       PRICE
         Options outstanding, January 1, 2002              2,239,500    5,840,000     8,079,500        .73
             Granted                                       3,505,000            -     3,505,000        .38
             Exercised                                             -    (250,000)     (250,000)        .01
             Forfeited                                     (442,500)            -     (442,500)       2.19
                                                           ---------    ---------     ---------       ----
         Options outstanding, December 31, 2002            5,302,000    5,590,000    10,892,000        .73
             Granted                                         480,000            -       480,000        .09
             Exercised                                      (30,000)            -      (30,000)        .01
             Forfeited                                             -            -             -          -
                                                           ---------    ---------     ---------       ----
                                                                   -            -             -          -
                                                           ---------    ---------     ---------       ----
         Options outstanding, December 31, 2003            5,752,000    5,590,000    11,342,000       $.68
                                                           =========    =========    ==========       ====

         Shares of Common Stock available for
           future grant under the Plans                   11,428,000
                                                          ==========


        The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                              Options Exercisable
                                                Weighted Average                Weighted Average
                                                    Remaining
             Range of          Number        Contractual     Exercise        Number          Exercise
              Price         Outstanding         Life          Price       Exercisable          Price
              -----         -----------         ----          -----       -----------          -----

         $.01                       90,000            6.75        $0.01           90,000             $0.01
         $.10-$.12                 855,000            7.07          .11          375,000               .10
         $.20                      850,000            8.75          .20          531,250               .20
         $.35-.50                5,180,000            7.86          .47        3,614,165               .46
         $.81-1.00               3,860,000            4.49         0.99        3,460,000              0.99
         $1.97-2.50                507,000            7.00         2.24          305,000              2.18
                                   -------            ----         ----          -------              ----

         $.01-$2.50             11,342,000            6.67         $.68        8,375,415             $0.70
                                ==========            ====         ====        =========             =====

        Weighted-average grant date fair value of options granted under the Plans in 2003 and 2002, under the Black-Scholes option pricing model, was $.09 and $.26 per option, respectively.

        WARRANTS

        o In January 2002, in connection with a Testing and Development Agreement (see Note 10), the Company issued warrants to purchase up to 2,684,000 shares of Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. In the event that the price of the Common Stock closes at $1.50 or above for 10 consecutive business days, the warrant may only be exercised during the next ninety day period. Under the agreement, the warrant holder has an anti-dilution privilege that may require, under certain circumstances, both an

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                adjustment to the exercise price and number of shares issuable under the warrant and under certain circumstances provides for a cashless exercise. In August 2002, the agreement was amended whereby the exercise price was reduced to $.12 per share and, as of February 2003, the number of shares issuable under this warrant due to the anti-dilution provision increased to 4,561,006. In November 2003, under the warrant's cashless exercise provision, 2,000,000 warrants were exchanged for 883,721 shares of Common Stock.

        o In February 2002, in connection with a service agreement, the Company issued two-year immediately vested warrants to purchase 125,000 shares of Common Stock at a per share purchase price of $1.

        o In September through December 2002, in settlement of various accounts payable, the Company issued warrants to purchase 1,137,500 shares of Common Stock at a per share purchase price ranging between $.12 and $.25.

        o In January through June 2003, in lieu of rent, the Company issued two-year warrants to purchase 1,190,776 shares of Common Stock at a per share purchase price of $.25.

        o In March 2003, the Company issued a six month convertible note in the amount of $10,000, due September 30, 2003. In June 2003, the note was converted into 100,000 shares of Common Stock and two year warrants to purchase up to an additional 100,000 shares of Common Stock at a per share exercise price of $0.20. The exercise period of the warrants is subject to reduction upon certain events.

        o In June 2003, the Company issued 933,334 warrants to creditors in conversion of $120,000 in accounts payable. The warrants have an exercise price of $.17 per share and expire three years from date of grant, subject to a reduced exercise period upon certain events.

        o In June 2003, in connection with a private placement of Common Stock, the Company issued 2.85 million warrants with an exercise price of $.25. These warrants are exercisable through May 31, 2005. The exercise period of the warrants is subject to reduction upon certain events.

        o In September 2003, in connection with the sale of its convertible debentures, the Company issued 880,000 three-year warrants with an exercise price of $.15 per share. The exercise period of the warrants is subject to reduction upon certain events.

        o In October 2003, the Company issued 235,000 warrants to service providers. The warrants have exercise prices ranging from $.25 to $1.00 per share and expire from three to five years from date of grant.

        o In October and November 2003, in connection with the sale of its Debentures (See Note 6, Convertible Debentures) the Company issued 19,395,833 three-year warrants with an exercise price of $0.25 per share. The Company also issued to placement agents three-year warrants to purchase 3,386,666 shares of Common Stock at an exercise price of $0.12 per share. The exercise period of the warrants is subject to reduction upon certain events.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                In connection with the private placement of the Debentures, the Consolidated Edison Company of New York ("CECONY") agreed to release its first priority lien on the Company's assets (which the Company had previously granted to secure payment of a $325,000 advance made by CECONY to the Company). In consideration of this release of this lien as well as certain other waivers made by Consolidated Edison, Inc. ("Con Ed"), an affiliate of CECONY, the Company issued to Con Ed a three-year warrant to purchase up to 5 million shares of Common Stock at a per share price of $0.25.


        A summary of the warrants outstanding at December 31, 2003 is as follows:

                                     Exercise      Expiration
                    Warrants          Price           Date
                    --------          -----           ----

                        6,147,672          $0.12    2004-2006
                        1,280,000          $0.15      2006
                          933,334          $0.17      2006
                       29,651,973          $0.25    2004-2008
                           40,000          $0.30      2007
                          660,000          $0.40      2005
                           56,000          $0.50      2006
                          145,000          $1.00      2006
                          100,000          $1.25      2006
                          140,000          $1.50      2006
                          715,000          $2.00    2004-2006
                           70,000          $2.50      2006
                        4,622,750          $3.50      2004
                          300,000          $4.00      2004
                        1,110,909          $4.50      2004
                           57,143          $8.00      2004
                ------------------

                       46,029,781
                ==================


        STOCK ISSUANCES

        o In December 2001, in connection with an amended employment agreement, the Company issued 1 million shares of its Common Stock to its Chief Engineer for a $200,000 non-recourse promissory note. The note bears interest at prime plus 1% and became due in three equal installments in February, March and April 2003. Under the agreement, in lieu of repaying the principal, the employee has the right to require the Company to repurchase the shares at the rate of $.20 per share. The shares have been pledged as collateral for the note. In March 2003, the shares were returned to treasury and the note receivable was cancelled.

        o In April through May 2002, in connection with a potential financing, the Company was advanced a $100,000 bridge loan. The financing was not completed and therefore under the terms of the agreement the Company was required to repay the loan by September 2002. On September 30, 2002, the Company converted this loan into equity

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                and issued 1,500,000 shares of Common Stock in settlement of certain outstanding disputes. In addition, in connection with this agreement, a total of 660,000 three-year warrants were issued with an exercise price of $.40.

        o In July 2002, the Company issued 400,000 shares of Common Stock and 400,000 warrants for an aggregate purchase price of $20,000. The warrants are exercisable for one year from date of grant at a per share exercise price of $0.15, provided that the exercise period will be reduced to 60 days following the trading day on which the price per share of Common Stock closes at $0.50 or more for a period of 20 consecutive trading days.

        o In April through December 2002, the Company issued 2,162,000 shares of Common Stock and 1,137,500 warrants to its landlord and other creditors in settlement of $264,440 in rent and other accounts payable.

        o In September 2002, the Company issued 4,104,000 shares of Common Stock to various employees in settlement of $205,200 in accrued salaries.

        o In September 2002, the Company issued a convertible note to a vendor in the amount of $120,000, representing previous accounts payable. The note, which was convertible into shares of Common Stock at the rate of $.12 per share, was converted in October 2002.

        o In September 2002, the Company entered into a stock purchase agreement with ConEd pursuant to which ConEd undertook to invest $1.4 million in the Company. Pursuant to such agreement, ConEd purchased 12,250,000 shares of Common Stock for $490,000, of which $265,000 was previously advanced to the Company by CECONY, an affiliate of ConEd. Under the stock purchase agreement, ConEd undertook to purchase an additional 22,750,000 shares of Common Stock for $910,000 of which $600,000 was received by December 31, 2002 and the remaining $310,000 was received in January and February 2003.

        o In January through June 2003, the Company issued 2,162,000 shares of Common Stock and 1,190,776 warrants to its landlord in lieu of $264,440 in rent.

        o In June 2003, the Company realized net proceeds of approximately $595,000 from the private placement of 5,187,000 million shares of Common Stock and the issuance of warrants to purchase an additional 2,594,750 shares of Common Stock.

        o In March 2003, the Company issued a six-month convertible note in the amount of $10,000 due September 30, 2003. In June 2003, the note was converted into 100,000 shares of Common Stock and two year warrants to purchase up to an additional 100,000 shares of Common Stock.

        o In November and December 2003, $2,270,000 of principal and accrued interest on the Debentures was converted into approximately 18.9 million shares of Common Stock. (See Note 6)

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     AUTHORIZED SHARES

        In December 2002 the Company's stockholders voted as to increase the authorized shares of Common Stock from 100 million shares to 200 million shares.

NOTE 9 - TERMINATION AGREEMENTS

        On April 4, 2002, the Company entered into an agreement with its Chief Financial Officer and a director pursuant to which such officer resigned from all positions held with the Company. Under the agreement, in consideration of the waiver by such officer of certain payments due to him under the employment agreement with the Company, the Company forgave the a loan previously granted in the amount of $70,000, and agreed to remit to him up to $35,000, subject to the Company realizing net proceeds of $500,000 to $1 million from future financings. The Company also agreed to extend the life on a total of 165,000 vested employee stock options and to grant an additional 80,000 options exercisable at $.50 per share. In October 2002, the Company remitted to such former officer $15,000 and in February 2003 the Company remitted $10,000.

NOTE 10 - AGREEMENTS

        In December 2001, the Company entered into a Testing and Development Agreement with Southern Telecom, Inc. ("STI"), a provider of telecommunications related services in the southern United States to develop certain hardware identify and design the communications and utility systems architecture and the conduct of field trials. The Agreement is no longer in effect. Ambient is currently negotiating with an affiliate of STI the terms of a new agreement.

        As additional consideration for the agreement, in January 2002, the Company issued to STI warrants to purchase up to 2,684,000 shares of Common Stock, exercisable through December 31, 2004 at a per share exercise price of $.20. Under the 2001 agreement, STI has an anti-dilution privilege that may require, under certain circumstances, both an adjustment to the exercise price and number of shares issuable under the warrant and under certain circumstances provided for a cashless exercise. In August 2002, the 2001 agreement was amended whereby the exercise price was reduced to $.12 per share. As of February 2003, the number of shares issuable under this warrant due to the anti-dilution provision has increased to 4,561,006. In November 2003, under the cashless exercise provision, 2,000,000 warrants were exchanged for 883,721 shares of Common Stock.

        Effective February 7, 2002 the Company and CECONY, an affiliate of Con Ed, entered into a Research and Development Agreement to further develop and test the Company's proposed high speed powerline communications technology. Pursuant to the agreement, CECONY has advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined, is deemed unsuccessful. The Company will have sole rights to any jointly developed intellectual property and CECONY will be entitled to a 2.5% royalty, based on the Company's total net revenues from the sales of PLC equipment and related services for a ninety-nine year period commencing on the date on which the agreement is signed. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and do not accrue from one quarter to another during periods of negative cash flow.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

        RESEARCH AND DEVELOPMENT GRANTS

        The Company was originally founded to design and develop advanced smart card technologies.

        As of December 31, 1999, the Company received grants totaling $558,195 from the Office of the Chief Scientist of the Government of Israel (OCS) in connection with research and development in the smart cards interface technology area.

        The refund of the grant is contingent on future sales of products in the smart card interface technology area, however the Company has no obligation to refund these grants if the sales are not sufficient. The Company has ceased all activities in this area and does not expect any future revenues from these products. The Company is awaiting a formal letter from the Chief Scientist regarding the non-completion of the technology.

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        OPERATING LEASES

        The Company has entered into a lease agreement for office space expiring through 2006. Rent expense for 2003 and 2002 was $127,231 and $128,700, respectively. Future minimum rentals on this lease as of December 31, 2003 are as follows:

        Year ended December 31,
        2004                                                          $  93,600
        2005                                                             93,600
        2006                                                             62,400
                                                                        -------

        Total                                                         $ 249,600
                                                                      =========

NOTE 12 - SUBSEQUENT EVENTS

        PRIVATE PLACEMENT

        In March 2004, the Company raised $500,000 from the private sale to an accredited investor of 2,083,333 shares of Common Stock and a $250,000 principal amount three-year 6% convertible debenture. The debenture is convertible into shares of the Common Stock at a per share conversion rate of $0.12. On March 11, 2004, the principal and accrued interest on the convertible debenture were converted into 2,087,100 shares of Common Stock. The Company also issued to the investor three-year warrants to purchase up to an additional 2,083,333 shares of Common Stock, The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions.

        CONVERTIBLE DEBENTURES AND WARRANTS

        In March 2004, approximately $2.2 million principal amount of the Debentures referred to in Note 6 were converted into 18,918,188 shares of Common Stock. In addition, the Company received net proceeds of approximately $3.7 from the exercise of outstanding Warrants referred to in Note 6.