Form 10QSB
period 2004-03-31
AMBIENT CORP /NY
filed 2004-05-17
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
MARK ONE

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

As of May 14, 2004, Ambient Corporation had outstanding 141,828,361 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one)     Yes |_|    No |X|

                                   INDEX PAGE


                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      March 31, 2004 (Unaudited) and December 31, 2003                      1

     Unaudited Consolidated Statements of Operations for
      the three months ended March 31, 2004 and 2003                        2

     Unaudited Consolidated Statements of Cash Flows for
      the three months ended March 31, 2004 and 2003                        3

     Notes to Consolidated Financial Statements                             4

Item 2 - Plan of Operation                                                  7

Item 3 - Controls and Procedures                                           10

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                 11

Item 2 - Changes in Securities and Use of Proceeds                         11

Item 3 - Defaults upon Senior Securities                                   12

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 5 - Other Information                                                 12

Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13




*The Balance Sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

                           FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

                                      (ii)


                                   AMBIENT CORPORATION
                              (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEETS

                                                              March 31,   December 31,
                                                                2004          2003
                                                                ----          ----
ASSETS                                                        (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                             $ 5,998,204  $   2,621,643
     Accounts receivable                                         32,487         53,134
     Prepaid expenses and other current assets                  316,942        226,117
                                                            -----------  -------------

               Total current assets                           6,347,633      2,900,894

Property and equipment, net                                     103,766         84,456
Prepaid licensing fees                                          376,208              -
                                                            -----------  -------------

               Total assets                                 $ 6,827,607  $   2,985,350
                                                            ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                       $   520,158  $     468,590
     Accrued expenses and other current liabilities             258,163        195,818
     Advances                                                   325,000        325,000
                                                            -----------  -------------

               Total current liabilities                      1,103,321        989,408

Non-current liabilities
     Convertible debentures (net of discount of $211,260
     and $2,254,923)                                             34,240        135,077
                                                            -----------  -------------

               Total  liabilities                             1,137,561      1,124,485
                                                            -----------  -------------

STOCKHOLDERS' EQUITY
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and
       outstanding                                                    -              -
    Common stock, $.001 par value;
      200,000,000 shares authorized; 139,681,594 and
      97,222,247 issued; 138,681,594 and 96,222,247
      outstanding, respectively                                 139,682         97,222
    Additional paid-in capital                               76,568,843     69,428,975
    Deficit accumulated during the development stage        (70,798,594)   (67,465,332)
      Less: deferred compensation                               (19,885)             -
      Less: treasury stock; 1,000,000 shares at cost           (200,000)      (200,000)
                                                            -----------  -------------

               Total stockholders' equity                     5,690,046      1,860,865
                                                            -----------  -------------

               Total liabilities and stockholders' equity   $ 6,827,607  $   2,985,350
                                                            ===========  =============

                     See Notes to Consolidated Financial Statements.


                                               AMBIENT CORPORATION
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    Cumulative
                                                                     Three Months                 From Inception
                                                                        Ended                           to
                                                                       March 31,                     March 31,
                                                               2004                 2003                2004
                                                               ----                 ----                ----
                                                           (Unaudited)          (Unaudited)         (Unaudited)

Revenues                                                  $        -           $     80,000         $    123,000
                                                          ------------         ------------         ------------

Expenses
     Research and Development (1)                              427,379              200,449            7,399,523
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                      -                    -                558,195
                                                          ------------         ------------         ------------
                                                               427,379              200,449            6,841,328

Operating, general and administrative expenses (1)             548,036              309,013           14,868,615
Stock based compensation - net                                  50,267               51,329           17,495,440
                                                          ------------         ------------         ------------

Total expenses                                               1,025,682              560,791           39,205,383
                                                          ------------         ------------         ------------

Operating loss                                              (1,025,682)            (480,791)         (39,082,383)

Legal settlement                                                   -                    -             (1,512,500)
Interest expense                                               (21,333)                 -               (726,415)
Noncash financing expense                                          -                    -             (1,600,000)
Amortization of beneficial conversion feature
  of convertible debt                                              -                    -             (4,095,676)
Amortization of deferred financing costs                    (2,293,663)                 -            (10,698,860)
Interest income                                                  7,416                   78              333,473
Write-off of convertible note receivable                           -                    -               (490,000)
Company's share in net losses of affiliate                         -                    -             (1,352,207)
                                                          ------------         ------------         ------------

Loss before minority interest and extraordinary
  item                                                      (3,333,262)            (480,713)         (59,224,568)

Minority interest in subsidiary loss                               -                    -                 25,000
                                                          ------------         ------------         ------------

Loss before extraordinary item                              (3,333,262)            (480,713)         (59,199,568)

Extraordinary item - loss on extinguishment of
  debt                                                             -                    -             (9,778,167)
                                                          ------------         ------------         ------------

Net loss                                                    (3,333,262)            (480,713)         (68,977,735)

Deemed dividends on convertible preferred stock                    -                    -             (1,820,859)
                                                          ------------         ------------         ------------

Net loss attributable to common stockholders              $ (3,333,262)        $   (480,713)        $(70,798,594)
                                                          ============         ============         ============

Basic and diluted loss per share:
      Net loss                                            $      (0.03)        $      (0.01)
                                                          ============         ============
0
Weighted average number of shares outstanding              110,851,010           68,315,412
                                                          ============         ============

(1) Excludes non-cash,  stock based compensation
     expense as follows:
     Research and development, net                        $          -         $     23,855         $  1,454,192
     Operating, general and administrative, net                 50,267               27,474           16,041,248
                                                          ------------         ------------         ------------

                                                          $     50,267         $     51,329         $ 17,495,440
                                                          ============         ============         ============

                                 See Notes to Consolidated Financial Statements.


                                          AMBIENT CORPORATION
                                     (A Development Stage Company)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Three Months
                                                                                   Ended
                                                                                  March 31,
                                                                           2004                2003
                                                                           ----                ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(3,333,262)        $  (480,713)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                      11,840              16,126
         Amortization of note discount                                   2,293,663                 -
         Cancellation of Officer loans in settlement of
           employment contract                                                 -                   -
         Loss on sale of fixed assets                                          -                   -
         Beneficial conversion feature of convertible debt                     -                   -
         Deemed dividends on convertible preferred stock                       -                   -
         Financing,  consulting and other expenses paid via
           the issuance of common stock and warrants                        85,831              51,329
         Increase (decrease) in net liability for severance pay                -                   -
         Accrued interest on loans and notes payable                           -                   -
         Company's share in net losses of affiliates                           -                   -
         Minority interest in subsidiary loss                                  -                   -
         Write-off of convertible note receivable                              -                   -
         Write-down of long term investment                                    -                   -
         Write-off of fixed assets                                             -                   -
         Increase (decrease) in cash attributable to changes
           in assets and liabilities
              Accounts receivable                                           20,647
              Prepaid expenses and other current assets                    (90,825)            (16,800)
              Prepaid licensing fees                                      (241,208)
              Accounts payable                                              66,568             (13,634)
              Other current liabilities                                     62,345              72,219
                                                                       -----------         -----------

Net cash used in operating activities                                   (1,124,401)           (371,473)
                                                                       -----------         -----------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                      -                   -
         Purchase of convertible promissory note                               -                   -
         Investment in affiliated company                                      -                   -
         Additions to property and equipment                               (31,150)             (1,500)
         Proceeds from disposal of fixed assets                                -                   -
         Loans to Officers                                                     -                   -
         Repayment of loans to Officer                                         -                   -
                                                                       -----------         -----------

Net cash used in investing activities                                      (31,150)             (1,500)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                     4,282,112             310,000
         Proceeds from loans and advances                                      -                   -
         Proceeds from issuance of notes payable                               -                   -
         Net proceeds from issuance of convertible debentures              250,000                 -
         Repayment of notes payable                                            -                   -
         Proceeds of loans from shareholders, net                              -                   -
         Repayment of loans from shareholders                                  -                   -
         Proceeds from long-term bank credit                                   -                   -
         Repayment of long-term bank credit                                    -                   -
         Increase (decrease) in short term bank credit                         -                   -
         Public offering of common stock                                       -                   -
         Repayment of short-term debt                                          -                   -
         Proceeds from short-term debt                                         -                10,000
         Loans to affiliate                                                    -                   -
                                                                       -----------         -----------

Net cash provided by financing activities                                4,532,112             320,000
                                                                       -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,376,561             (52,973)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            2,621,643              75,251
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 5,998,204         $    22,278
                                                                       ===========         ===========

Noncash financing and investing activities:
        Issuance of common stock and  warrants in respect of
          accounts payable                                             $   150,000
                                                                       ===========

                            See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

         The Company is in the development stage, has a limited operating history and has sustained losses since its inception. However, as more fully described in Notes 5 and 6, during the three months ended March 31, 2004 and for the month of April 2004, the Company received approximately $4.8 million of net cash proceeds from the exercise of outstanding warrants and the issuance of its securities. Management believes that the available cash resources will enable the Company to sustain operations at least through the next twelve months. Nonetheless, the Company's existing resources may not be sufficient to support the full commercial introduction, production and delivery of its technologies. The Company may need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Accordingly, the accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2 - NET LOSS PER SHARE

         Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of common stock, par value $0.001 per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share adjusts basic EPS for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                                      2004            2003
                Stock options                    16,110,250      11,162,000
                Warrants                         26,974,834      14,660,308
                Convertible debentures            2,045,833               -


NOTE 3 - STOCK BASED COMPENSATION PLANS

         The Company accounts for stock-based employee and outside director compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                                            Three Months Ended
                                                                                March 31,
                                                                          2004               2003
                                                                    ------------------  ---------------
         Net loss, as reported                                            ($3,333,262)       ($480,713)
         Add: Stock based employee compensation
                    expense, as reported                                            -                -
         Deduct: Total stock-based employee compensation
                    expense determined under the fair
                    value based method for all awards                        (164,100)        (158,838)
                                                                    ------------------  ---------------

         Pro forma net loss                                               ($3,497,362)       ($639,551)
                                                                    ==================  ===============

         Basic and diluted loss per share, as reported                         ($0.03)          ($0.01)
         Basic and diluted loss per share, pro forma                           ($0.03)          ($0.01)

         The weighted average per share fair value of options granted during the three months ended March 31, 2004 and 2003 was $.147 and $.09, respectively. The fair value of each option granted in 2004 and 2003 was estimated using the Black-Scholes option-pricing model with a volatility of 168% and 150%, expected life of options of 8 and 8 years, risk free interest rate of 3.65% and 3.88% and a dividend yield of 0% and 0%, respectively.

NOTE 4 - LICENSING AGREEMENT

         Effective January 31, 2004, the Company, entered into a five-year licensing agreement with DS2, a supplier of components of the Company's power line communications technology, pursuant to which DS2 has granted Ambient a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee is being amortized over the five year term on a straight-line basis.

NOTE 5 - STOCKHOLDERS' EQUITY

         STRATEGIC INVESTMENT

         In February 2004, the Company raised $500,000 from the private sale to Earthlink Inc. ("EarthLink") of 2,083,333 shares of Common Stock and a $250,000 principal amount three-year 6% convertible debenture. The debenture is convertible into shares of the Common Stock at a per share conversion rate of $0.12. On March 11, 2004, the principal and accrued interest on the convertible debenture were converted into 2,087,100 shares of Common Stock. The Company also issued to EarthLink, in connection with that same sale, three-year warrants to purchase up to an additional 2,083,333 shares of Common Stock. The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions. For financial reporting purposes, the Company recorded a discount on the debenture of $250,000 and charged off this amount when the debenture was converted.

         STOCK ISSUANCE

         In January 2004 the Company issued 964,286 shares of Common Stock to a supplier in lieu of payments owing to the supplier in the amount of $135,000.

         WARRANT ISSUANCE

         In February 2004, the Company issued to a vendor three year warrants to purchase up to 75,000 shares of Common Stock, at a per share exercise price of $0.25, in lieu of $15,000 then owed to such vendor.

         DEBENTURE CONVERSIONS

         Beginning in January and continuing through March 2004, approximately $2.14 million principal amount of the Company's three year 6% Convertible Debentures issued in October and November 2003 (collectively, the "2003 Debentures"), together with accrued interest, were converted into 18,163,340 shares of Common Stock. By their terms, the 2003 Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.12. In connection with the conversions of these 2003 Debentures, the Company paid approximately $200,000 in commissions.

         WARRANT EXERCISES

         Beginning in January and continuing through March 2004, the Company received net proceeds of approximately $4.2 million upon exercise of warrants (collectively the "2003 Warrants") for approximately 19.1 million shares of Common Stock. The 2003 Warrants were issued in connection with the sale of the 2003 Debentures and other financings that the Company concluded in 2003.

NOTE 6 - SUBSEQUENT EVENTS

         CONVERSION OF CONVERTIBLE DEBENTURES / EXERCISE OF WARRANTS

         In April 2004, approximately $100,000 principal amount of the 2003 Debentures were converted into 854,772 shares of Common Stock. In addition, the Company received net proceeds of approximately $100,000 from the exercise of additional 2003 Warrants.

         In April 2004, an investor exercised outstanding warrants for 2,561,005 shares of Common Stock pursuant to cashless exercise provisions. Pursuant to the cashless exercise provisions, the Company issued 1,743,662 shares of Common Stock upon the exercise in full of such warrant.

ITEM 2. PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF THE DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003 ON FORM 10-KSB.

OVERVIEW

         Ambient Corporation ("Ambient" or the "Company") is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services (collectively, the "PLC Technologies"). Ambient is currently working with leading utilities and technology companies in the design, development and testing of the principal equipment, components and technologies that comprise the PLC Technologies. Prototypes of these components and technologies presently are being evaluated in field trials. The Company's objective over the next twelve months is to complete the design, development and testing of all of the equipment, components and technologies comprising the PLC Technologies.

         Ambient is a development stage company that has generated significant losses since its inception in June 1996. The Company been engaged in the power line communications field since December 1999. Ambient expects to continue to incur substantial losses for the foreseeable future as it continues and completes the design and development of the PLC Technologies and establishes a commercial infrastructure for their exploitation. To date, the Company has devoted substantially all of its efforts towards research and development activities. As of March 31, 2004, the Company had an accumulated deficit of approximately $71 million (which includes approximately $47 million in stock based charges).

         As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

DEVELOPMENT ACTIVITIES

         To further the commercialization of the PLC Technologies, Ambient intends to continue to pursue development activities and other collaborative efforts with utilities and technology parties as well as Internet service providers. Ambient also expects to increase the scope of its field trials.

         Since the beginning of the year, Ambient has significantly increased its design and development activities and its product commercialization efforts. For the three months ended March 31, 2004, the Company increased by 5 the number of employees and other personnel in the design and development area. The Company expects to continue making substantial investment in equipment.

FINANCIAL OPERATIONS OVERVIEW

         REVENUES. The Company recorded first time revenues of $123,000 for the year ended December 31, 2003, representing field trial and consulting fees. No revenues were recorded for the three months ended March 31, 2004. If and when the PLC Technologies are ready to be used in a commercial deployment of a power line communications system, the Company anticipates that it will be able to generate revenue principally from one or more of the following: power line communications network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. The Company believes that as PLC Technologies approach commercialization it will be able to refine the potential or likely sources of revenue.

         Ambient presently has no revenue generating agreements with any utility or other provider of electric power or Internet service provider or reseller or other party respecting the PLC Technologies. The Company's ability to successfully conclude any revenue generating commercial agreements is premised, in part, on the integration by one or more leading utilities of the PLC Technologies into a commercially deployed power line communications network.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing the PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2004 were approximately $427,379. The Company expects that its research and development expense will increase significantly over the course of fiscal 2004 as it increases its efforts to further the design and development of the PLC Technologies.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of compensation and other related costs associated with the stewardship management and other supporting functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2004 were approximately $548,036. The Company expects that general and administrative expenses will increase over the course of fiscal 2004 as it increases its investment in personnel and equipment.

         A portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on the Company's cash flow or liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

         Ambient has identified the accounting policies below as critical to its business operations and the understanding of its results of operations.

VALUATION OF STOCK-BASED COMPENSATION

         Ambient accounts for its stock-based compensation (see Note 3 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans. SFAS 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Ambient accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS 123 and Emerging Issues Task Force No. 96- 18 (EITF 96-18). SFAS 123 and EITF 96-18 require that the Company account for any option and warrant grants to non-employees based on the fair value of the options and warrants granted.

         Ambient uses the Black-Scholes option-pricing model to estimate the fair value of options that it has granted for purposes of making the disclosure required by SFAS 123. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although the Company uses available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

DEFERRED INCOME TAXES

         Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2004, Ambient's deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through March 31, 2004, the Company has funded its operations primarily through the issuance of securities. Ambient's recent financings are as follows:

         In January through March 2004, the Company received approximately $4.2 million from the exercise of outstanding warrants (the "2003 Warrants") for approximately 19.1 million shares of Common Stock.

         In January 2004, the Company issued to a supplier 964,286 shares of Common Stock in lieu of amounts owing to the supplier of $135,000.

         In February 2004, EarthLink, Inc. ("EarthLink") invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000, (ii) 2,083,333 shares of Common Stock and (iii) three-year warrants to purchase an additional 2,083,333 shares of Common stock at a per share exercise price of $.25. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

         At March 31, 2004, the Company had cash and cash equivalents of approximately $6 million, representing an increase of $3.38 million over its available cash resources at December 31, 2003. The increase in available cash resources is attributable to the proceeds of the exercise of the 2003 Warrants and the investment by EarthLink. The Company's cash and cash equivalents are generally held in a variety of interest bearing instruments.

         Net cash used during the three months ended March 31, 2004 was $1,124,401 and are primarily attributable to ongoing research and development and general and administrative expenses.

         Management believes that the Company's existing cash and cash equivalents will be sufficient to fund its operations through at least the next twelve months. The Company may raise additional funds from time to time through public or private sales of equity securities or from borrowings. The Company's auditors have included a "going concern" qualification in their auditors report for the year ended December 31, 2003. While the Company has raised net proceeds of approximately $5.1 million in 2003 and additional net proceeds of $4.8 million in 2004, nonetheless such "going concern" qualification may make it more difficult for the Company to raise funds when needed.

         Additional equity financings may be dilutive to holders of the Company's Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how the Company operates its business.

ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and

Exchange Commission, and that such information is accumulated and communicated to management, including Ambient's Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ambient's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended March 31, 2004.

         1. In February 2004, EarthLink, Inc. ("EarthLink") invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000, (ii) 2,083,333 shares of Common Stock and (iii) three-year warrants to purchase an additional 2,083,333 shares of Common Stock an exercise price of $.25. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock

         2. In February 2004, the Company issued to a vendor three year warrants to purchase up to 75,000 shares of Common Stock, at a per share exercise price of $0.25, in lieu of $15,000 then owed to such vendor.

         3. In January 2004, the Company issued to a supplier 964,286 shares of Common Stock in lieu of amounts owing to the supplier of $135,000.

         All of the securities issued in the transactions described above were issued without registration under the Securities Act of 1933, as amended (the "Act") Act in reliance upon the exemption provided in Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   Exhibits

31.      Rule 13a-14(a) / 15d-14(a) Certification

32.      Section 1350 Certification


         (b)      Reports on Form 8-K

         (i) Ambient filed a Current Report on Form 8-K on January 22, 2004 announcing the appointment of Rotenberg Meril Solomon Bertiger & Guttilla as auditors of the Company's 2003 financial statements

         (ii) Ambient filed a Current Report on Form 8-K on February 24, 2004 announcing the private placement to Earthlink, Inc. of (A) $250,000 in Ambient's principal amount three year 6% convertible debentures, (B) 2,083,333 shares of Common Stock, and (C) three-year warrants to purchase an additional 2,083,333 shares of Common Stock at an exercise price of $0.25.

         (iii) Ambient filed a Current Report on Form 8-K on March 8, 2004 relating to the resignation of a non-employee director.

         (iv) Ambient filed a Current Report on Form 8-K on March 18, 2004 announcing the receipt of approximately $3.7 million from the exercise of outstanding warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.





DATE: MAY 17, 2004              AMBIENT CORPORATION

                                /s/ JOHN J. JOYCE
                                ----------------------------------------
                                JOHN J. JOYCE
                                CHIEF EXECUTIVE OFFICER
                                AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)