Form 10QSB
period 2004-06-30
AMBIENT CORP /NY
filed 2004-08-16
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004; or

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        As of August 16, 2004, Ambient Corporation had outstanding 143,401,170 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one)  Yes [ ] No [X]

                                   INDEX PAGE


                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      June 30, 2004 (Unaudited) and December 31, 2003                       1

     Unaudited Consolidated Statements of Operations for
      the six and three months ended June 30, 2004 and 2003                 2

     Unaudited Consolidated Statements of Cash Flows for
      the six and three months ended June 30, 2004 and 2003                 3

     Notes to Consolidated Financial Statements                             4

Item 2 - Plan of Operation                                                  8

Item 3 - Controls and Procedures                                           11

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                 12

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                              12

Item 3 - Defaults upon Senior Securities                                   12

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 5 - Other Information                                                 13

Item 6 - Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14


* The Balance Sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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

                                      (ii)

                                            AMBIENT CORPORATION
                                       (A Development Stage Company)
                                        CONSOLIDATED BALANCE SHEETS


                                                                             June            December 31,
                                                                             2004                 2003
                                                                             ----                 ----
ASSETS                                                                   (Unaudited)
CURRENT ASSET
  Cash and cash equivalents                                             $  4,853,373         $  2,621,643
  Accounts receivable                                                         30,387               53,134
  Inventory                                                                  381,856              141,695
  Prepaid expenses and other current assets                                  100,259               84,422
                                                                        ------------         ------------

      Total current assets                                                 5,365,875            2,900,894

  Property and equipment, net                                                173,862               84,456
  Prepaid licensing fees                                                     356,408                   --
                                                                        ------------         ------------

      Total assets                                                      $  5,896,145         $  2,985,350
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                      $    514,120         $    468,590
  Accrued expenses and other current liabilities                             157,599              195,818
  Advances                                                                   325,000              325,000
                                                                        ------------         ------------

      Total current liabilities                                              996,719              989,408
                                                                        ------------         ------------

Non-current liabilities
  Convertible debentures (net of discount of $2,254,923 in 2003)                   0              135,077
                                                                        ------------         ------------

      Total liabilities                                                      996,719            1,124,485

STOCKHOLDERS' EQUITY
  Convertible Preferred Stock, $.001 par value;
    5,000,000 shares authorized; none issued and outstanding                      --                   --
  Common stock, $.001 par value;
    300,000,000 shares authorized; 144,401,170 and 97,222,247
    issued; 143,401,170 and 96,222,247 outstanding, respectively             144,401               97,222
  Additional paid-in capital                                              76,960,585           69,428,975
  Deficit accumulated during the development stage                       (71,991,646)         (67,465,332)
  Less: note receivable - stockholder                                             --                   --
  Less: deferred compensation                                                (13,914)                  --
  Less: treasury stock; 1,000,000 shares at cost                            (200,000)            (200,000)
                                                                        ------------         ------------

      Total stockholders' equity                                           4,899,426            1,860,865
                                                                        ------------         ------------

      Total liabilities and stockholders' equity                        $  5,896,145         $  2,985,350
                                                                        ============         ============


                              See Notes to Consolidated Financial Statements.


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Cumulative
                                                                 Six Months           From Inception           Three Months
                                                                   Ended                    to                    Ended
                                                                  June 30,               June 30,                June 30,
                                                            2004            2003            2004           2004            2003
                                                            ----            ----            ----           ----            ----
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues                                               $          -    $    100,000    $     123,000   $          -    $     20,000

Expenses
  Research and Development (1)                              875,390         459,856        7,847,534        448,011         259,407
  Less - Participation by the Office of the
    Chief Scientist of the State of Israel                        -               -          558,195              -               -
                                                       ------------    ------------    -------------   ------------    ------------
                                                            875,390         459,856        7,289,339        448,011         259,407

Operating, general and administrative expenses (1)        1,089,104         587,857       15,409,683        541,068         278,844
Stock based compensation - net                               56,237          92,663       17,501,410          5,970          41,334
                                                       ------------    ------------    -------------   ------------    ------------

Total expenses                                            2,020,731       1,140,376       40,200,432        995,049         579,585
                                                       ------------    ------------    -------------   ------------    ------------

Operating loss                                           (2,020,731)     (1,040,376)     (40,077,432)      (995,049)       (559,585)

Legal settlement                                                  -               -       (1,512,500)             -               -
Interest expense                                            (23,238)              -         (728,320)        (1,905)              -
Noncash financing expense                                         -               -       (1,600,000)             -               -
Amortization of beneficial conversion feature of
  convertible debt                                                -               -       (4,095,676)             0               -
Amortization of deferred financing costs                 (2,504,923)              -      (10,910,120)      (211,260)              0
Interest income                                              22,578             183          348,635         15,162             105
Write-off of convertible note receivable                          -               -         (490,000)             -               -
Company's share in net losses of affiliate                        -               -       (1,352,207)             -               -
                                                       ------------    ------------    -------------   ------------    ------------

Loss before minority interest and extraordinary item     (4,526,314)     (1,040,193)     (60,417,620)    (1,193,052)       (559,480)

Minority interest in subsidiary loss                              -               -           25,000              -               -
                                                       ------------    ------------    -------------   ------------    ------------

Loss before extraordinary item                           (4,526,314)     (1,040,193)     (60,392,620)    (1,193,052)       (559,480)

Extraordinary item - loss on extinguishment of debt               -               -       (9,778,167)             -               -
                                                       ------------    ------------    -------------   ------------    ------------

Net loss                                                 (4,526,314)     (1,040,193)     (70,170,787)    (1,193,052)       (559,480)

Deemed dividends on convertible preferred stock                   -               -       (1,820,859)             -               -
                                                       ------------    ------------    -------------   ------------    ------------

Net loss attributable to common stockholders           $ (4,526,314)   $ (1,040,193)   $ (71,991,646)  $ (1,193,052)   $   (559,480)
                                                       ============    ============    =============   ============    ============
Basic and diluted loss per share:
  Net loss before extraordinary item                   $      (0.04)   $      (0.01)                   $      (0.01)   $      (0.01)
  Extraordinary loss from extinguishment of debt                  -               -                               -               -
                                                       ------------    ------------                    ------------    ------------

  Net loss                                             $      (0.04)   $      (0.01)                   $      (0.01)   $      (0.01)
                                                       ============    ============                    ============    ============

Weighted average number of shares outstanding           126,335,926      70,915,284                     141,820,841      73,507,009
                                                       ============    ============                    ============    ============

(1) Excludes non-cash,stock based compensation
    expense as follows:
    Research and development, net                      $          -    $     23,855    $   1,454,192   $          -    $          0
    Operating, general and administrative, net               56,237          68,808       16,047,218          5,970          41,334
                                                       ------------    ------------    -------------   ------------    ------------

                                                       $     56,237    $     92,663    $  17,501,410   $      5,970    $     41,334
                                                       ============    ============    =============   ============    ============


                                           See Notes to Consolidated Financial Statements.

                                                                  2


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                 Six                  Cumulative
                                                                                               Months               From Inception
                                                                                                Ended                      to
                                                                                               June 30,                 June 30,
                                                                                         2004             2003            2004
                                                                                         ----             ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (Unaudited)      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $ (4,526,314)    $ (1,040,193)   $(71,991,646)
  Adjustments to reconcile net loss to net cash in operating activities:
    Depreciation and amortization                                                         26,446           31,178         493,596
    Amortization of note discount                                                      2,504,923             --        10,265,249
    Cancellation of Officer loans in settlement of employment contract                      --               --           724,447
    Loss on sale of fixed assets                                                            --               --            20,135
    Beneficial conversion feature of convertible debt                                       --               --         4,095,676
    Deemed dividends on convertible preferred stock                                         --               --         1,820,859
    Financing, consulting and other expenses paid via the
      issuance of common stock and warrants                                               99,172           92,663      30,893,406
    Increase (decrease) in net liability for severance pay                                  --               --            15,141
    Accrued interest on loans and notes payable                                             --               --           210,016
    Company's share in net losses of affiliates                                             --               --         1,352,207
    Minority interest in subsidiary loss                                                    --               --           (25,000)
    Write-off of convertible note receivable                                                --               --           400,000
    Write-down of long term investment                                                      --               --           835,000
    Write-off of fixed assets                                                               --               --           136,066
    Increase (decrease) in cash attributable to changes in assets and liabilities
      Accounts receivable                                                                 22,747                           (9,862)
      Inventory                                                                         (240,161)            --          (381,856)
      Prepaid expenses and other current assets                                          (15,837)         (14,800)        (31,554)
      Prepaid licensing fees                                                            (221,408)            --          (221,408)
      Accounts payable                                                                    60,530           35,579         790,414
      Accrued expenses and other current liabilities                                     (38,219)         151,604         308,255
                                                                                    ------------     ------------    ------------

Net cash used in operating activities                                                 (2,328,121)        (743,969)    (20,300,859)
                                                                                    ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan provided to another company                                                        --               --          (835,000)
    Purchase of convertible promissory note                                                 --               --          (400,000)
    Investment in affiliated company                                                        --               --          (375,000)
    Additions to property and equipment                                                 (115,852)         (20,360)       (864,894)
    Proceeds from disposal of fixed assets                                                  --               --            42,100
    Loans to Officers                                                                       --               --        (2,137,677)
    Repayment of loans to Officer                                                           --               --         1,431,226
                                                                                    ------------     ------------    ------------

Net cash used in investing activities                                                   (115,852)         (20,360)     (3,139,245)
                                                                                    ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of share capital                                        4,425,703          915,312      11,085,882
    Proceeds from loans and advances                                                        --               --           690,000
    Proceeds from issuance of notes payable                                                 --               --         1,360,000
    Net proceeds from issuance of convertible debentures                                 250,000             --        13,550,168
    Repayment of notes payable                                                              --               --          (800,000)
    Proceeds of loans from shareholders, net                                                --               --           919,600
    Repayment of loans from shareholders                                                    --               --          (968,000)
    Proceeds from long-term bank credit                                                     --               --            95,969
    Repayment of long-term bank credit                                                      --               --           (87,996)
    Increase (decrease) in short term bank credit                                           --               --           (32,004)
    Public offering of common stock                                                         --               --         3,433,027
    Repayment of short-term debt                                                            --               --          (250,000)
    Proceeds from short-term debt                                                           --               --           274,038
    Loans to affiliate                                                                      --               --          (977,207)
                                                                                    ------------     ------------    ------------

Net cash provided by financing activities                                              4,675,703          915,312      28,293,477
                                                                                    ------------     ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,231,730          150,983       4,853,373

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                          2,621,643           75,251            --
                                                                                    ------------     ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  4,853,373     $    226,234    $  4,853,373
                                                                                    ============     ============    ============
Noncash financing and investing activities:
    Issuance of common stock and warrants in respect of
      amounts payable.                                                              $    150,000     $    120,000
                                                                                    ============     ============


                                           See Notes to Consolidated Financial Statements.

                                                                  3

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The Company is in the development stage, has a limited operating history and has sustained losses since its inception. However, as more fully described in Note 5, during the six months ended June 30, 2004, the Company received approximately $4.7 million of net cash proceeds from the exercise of outstanding warrants and the issuance of its securities. Management believes that available cash resources will enable the Company to sustain operations at least through the next twelve months. Nonetheless, the Company's existing resources may not be sufficient to support the full commercial introduction, production and delivery of its technologies. The Company may need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Accordingly, the accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

                                           2004             2003
        Stock options                   15,970,250       11,242,000
        Warrants                        22,872,662       19,132,283

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

                                                             Six Months Ended           Three Months Ended
                                                                               June 30,
                                                            2004          2003          2004          2003
                                                        ------------  ------------  ------------  ------------
Net loss, as reported                                   ($4,526,314)  ($1,040,193)  $(1,193,052)    ($559,480)
Add: Stock based compensation expense, as reported                -             -             -             -
Deduct: Total stock-based compensation expense
  determined under the fair value based method for
  all awards                                               (328,200)     (273,640)     (164,100)     (114,802)
                                                        ------------  ------------  ------------  ------------

Pro forma net loss                                      ($4,854,514)  ($1,313,833)  ($1,357,152)    ($674,282)
                                                        ============  ============  ============  ============

Basic and diluted loss per share, as reported                ($0.04)       ($0.01)       ($0.01)       ($0.01)
Basic and diluted loss per share, pro forma                  ($0.04)       ($0.02)       ($0.01)       ($0.01)


The weighted average per share fair value of options granted during the six months ended June 30, 2004 and 2003 was $.147 and $.09, respectively. The fair value of each option granted in 2004 and 2003 was estimated using the Black-Scholes option-pricing model with a volatility of 168% and 150%, expected life of options of 8 and 8 years, risk free interest rate of 3.65% and 3.88% and a dividend yield of 0% and 0%, respectively.

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

NOTE 5 - STOCKHOLDER'S EQUITY

STRATEGIC INVESTMENT

In February 2004, the Company raised $500,000 from the private sale to Earthlink Inc. ("EarthLink") of 2,083,333 shares of Common Stock and a $250,000 principal amount three-year 6% convertible debenture. The debenture is convertible into shares of Common Stock at a per share conversion rate of $0.12. On March 11, 2004, the principal and accrued interest on the convertible debenture were converted into 2,087,100 shares of Common Stock. The Company also issued to EarthLink, in connection with that same sale, three-year warrants to purchase up to an additional 2,083,333 shares of Common Stock. The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions. For financial reporting purposes, the Company recorded a discount on the debenture of $250,000 and charged off this amount when the debenture was converted.

STOCK ISSUANCE

In January 2004, the Company issued 964,286 shares of Common Stock to a supplier in lieu of payments totaling $135,000.

WARRANT ISSUANCE

In February 2004, the Company issued to a vendor three year warrants to purchase up to 75,000 shares of Common Stock, at a per share exercise price of $0.25, in lieu of $15,000 then owed to such vendor.

DEBENTURE CONVERSIONS

From January through June 2004, approximately $2.4 million principal amount of the Company's three year 6% Convertible Debentures issued in October and November 2003 (collectively, the "2003 Debentures"), together with accrued interest, were converted into 22.4 million shares of Common Stock. By their terms, the 2003 Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.12. In connection with the conversions of these 2003 Debentures, the Company paid approximately $200,000 in commissions.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCKHOLDERS EQUITY - continued

WARRANT EXERCISES

From January through June 2004, the Company received net proceeds of approximately $4.4 million upon exercise of warrants (collectively the "2003 Warrants") for approximately 19.9 million shares of Common Stock. The 2003 Warrants were issued in connection with the sale of the 2003 Debentures and other financings that the Company concluded in 2003.

In April 2004, an investor exercised outstanding warrants for 2,561,005 shares of Common Stock pursuant to cashless exercise provisions. Pursuant to the cashless exercise provisions, the Company issued 1,743,662 shares of Common Stock upon the exercise in full of such warrant.

INCREASE IN AUTHORIZED SHARES

In June 2004, the Company's stockholders voted to increase the authorized number of shares of Common Stock from 200 million to 300 million shares.

NOTE 6 - SUBSEQUENT EVENTS

On July 8, 2004, the Board of Directors approved an amended and restated employment agreement with its Chief Executive Officer. The agreement is for an initial term ending December 31, 2007 and provides for an annual base salary of $285,000, subject to annual cost of living adjustments. Additionally, the Company granted the officer options under the Company's 2000 Equity Incentive Plan to purchase 1,000,000 shares of Common Stock, 500,000 of which are immediately exercisable at $.30 per share, and 500,000 of which vest in May 2005 and are exercisable at $.50 per share. After expiration of the initial term, the agreement will automatically renew for additional one-year terms, unless terminated by the Company upon written notice given not less than 90 days prior to the expiration of the term. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits.

On August 11, 2004, the Company entered into an amended and restated employment agreement with its Chief Network Architect. The agreement is for an initial term of two years and provides for an annual base salary of $171,000, subject to review. The Company has granted the officer options under the Company's 2000 Equity Incentive Plan to purchase 750,000 shares of the Company's Common Stock, vesting in equal monthly installments over 24 months, of which options for 375,000 shares shall have an exercise price equal to $0.30 and options for 375,000 shares have an exercise price of $0.50 per share. After expiration of the initial term, the agreement provides for the renewal of the agreement for additional one-year terms, unless terminated in accordance with the agreement upon 60 days prior notice. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

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

        Ambient is a development stage company that has generated significant losses since its inception in June 1996. The Company been engaged in the power line communications field since December 1999. Ambient expects to continue to incur substantial losses for the foreseeable future as it continues and completes the design and development of the PLC Technologies and establishes a commercial infrastructure for their exploitation. To date, the Company has devoted substantially all of its efforts towards research and development activities. As of June 30, 2004, the Company had an accumulated deficit of approximately $72 million (which includes approximately $47 million in stock based charges).

        As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

DEVELOPMENT ACTIVITIES

        To further the commercialization of the PLC Technologies, Ambient intends to continue to pursue development activities and other collaborative efforts with utilities and technology parties as well as Internet service providers. Ambient is in the process of increasing the scope of its field trials.

        Since the beginning of the year, Ambient has significantly increased its design and development activities and its product commercialization efforts. As of June 30, 2004, the Company employs 20 employees and other personnel in the design and development area. The Company expects to continue making substantial investment in equipment.

FINANCIAL OPERATIONS OVERVIEW

        REVENUES. The Company recorded first time revenues of $123,000 for the year ended December 31, 2003, representing field trial and consulting fees. No revenues were recorded for the six months ended June 30, 2004. If and when the PLC Technologies are ready to be used in a commercial deployment of a power line communications system, the Company anticipates that it will be able to generate revenue principally from one or more of the following: power line communications network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. The Company believes that as PLC Technologies approach commercialization it will be able to refine the potential or likely sources of revenue.

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

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing the PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the six months ended June 30, 2004 were approximately $875,000. The Company expects that its research and development expense will increase significantly over the course of fiscal 2004 as it increases its efforts to further the design and development of the PLC Technologies.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of compensation and other related costs associated with the stewardship management and other supporting functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the six months ended June 30, 2004 were approximately $1,089,000. The Company expects that general and administrative expenses will increase over the course of fiscal 2004 as it increases its investment in personnel.

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

DEFERRED INCOME TAXES

        Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2004, Ambient's deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through June 30, 2004, the Company has funded its operations primarily through the issuance of securities. Ambient's recent financings are as follows:

        From January through June 2004, the Company received approximately $4.4 million from the exercise of outstanding warrants (the "2003 Warrants") for approximately 19.9 million shares of Common Stock.

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

        At June 30, 2004, the Company had cash and cash equivalents of approximately $4.85 million, representing an increase of $2.2 million over its available cash resources at December 31, 2003. The increase in available cash resources is attributable to the proceeds of the exercise of the 2003 Warrants and the investment by EarthLink. The Company's cash and cash equivalents are generally held in a variety of interest bearing instruments.

        Net cash used in operating activities during the six months ended June 30, 2004 was $2.3 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing trials and to further prepare for the commercializing phase, the Company has increased its inventory to approximately $382,000 as of June 30, 2004.

        Management believes that the Company's existing cash and cash equivalents will be sufficient to fund its operations through the next twelve months. The Company may, however raise additional funds from time to time through public or private sales of equity securities or from borrowings. The Company's auditors have included a "going concern" qualification in their auditors report for the year ended December 31, 2003. Such "going concern" qualification may make it more difficult for the Company to raise funds when needed.

        Additional equity financings may be dilutive to holders of the Company's Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how the Company operates its business.

ITEM 3. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including Ambient's Chief Executive Officer (and

Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ambient's Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that the Company's disclosure controls and procedures were effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES,USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Stockholders was held on June 4, 2004. The following matters were voted on: (1) Election of Directors; (2) increase the number of authorized shares of Common Stock; and (3) Appointment of Auditors. The vote tally was as follows:

        (1) Proposal to Elect Directors to Serve until the 2005 Annual Meeting of Stockholders.

                                      FOR            WITHHOLD
                                 --------------    ------------
        John Joyce                 125,327,624        3,150,013
        Michael Widland            125,358,624        3,119,013
        Michael Braunold           124,381,512        4,096,125
        Henry Seduski              128,291,512          186,125

        (2) Proposal to ratify the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 300 million shares.

                 FOR               AGAINST            ABSTAIN
            ---------------    ---------------    ---------------
              124,589,728         3,702,218           185,691

        (3) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as the Company's auditors for the year ending December 31, 2004.

                 FOR               AGAINST            ABSTAIN
            ---------------    ---------------    ---------------
              128,132,926           217,830           126,881

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        10.1 Amended and Restated Employment Agreement effective as of May 22, 2004 between Ambient Corporation and John Joyce.

        10.2 Amended and Restated Employment Agreement effective as of August 11, 2004 between Ambient Corporation and Ram Rao.

        31. Rule 13a-14(a) / 15d-14(a) Certification

        32. Section 1350 Certification

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.




DATE: AUGUST __, 2004              AMBIENT CORPORATION

                                /s/ JOHN J. JOYCE
                                ----------------------------------------
                                JOHN J. JOYCE
                                CHIEF EXECUTIVE OFFICER
                                (AND PRINCIPAL FINANCIAL AND ACCOUNTING
                                OFFICER)