Form 10QSB
period 2004-09-30
AMBIENT CORP /NY
filed 2004-11-15
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 12, 2004, Ambient Corporation had outstanding 145,112,397 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                   INDEX PAGE
                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                               (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      September 30, 2004 (Unaudited) and December 31, 2003                1

     Unaudited Consolidated Statements of Operations for
      the nine and three months ended September 30, 2004 and 2003         2

     Unaudited Consolidated Statements of Cash Flows for
      the nine and three months ended September 30, 2004 and 2003         3

     Notes to Consolidated Financial Statements                           4

Item 2 - Plan of Operation                                                8

Item 3 - Controls and Procedures                                         11

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                               11

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                            11

Item 3 - Defaults upon Senior Securities                                 12

Item 4 - Submission of Matters to a Vote of Security Holders             12

Item 5 - Other Information                                               12

Item 6 - Exhibits and Reports on Form 8-K                                12

Signatures



* The Balance Sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

                           FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied


                                       (i)
by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.


                                      (ii)

                                              AMBIENT CORPORATION
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,         December 31,
                                                                                2004                 2003
                                                                                ----                 ----
ASSETS                                                                      (Unaudited)           (Unaudited)
CURRENT ASSETS
     Cash and  cash equivalents                                             $  3,611,515         $  2,621,643
     Accounts receivable                                                          44,996               53,134
     Inventory                                                                   386,657              141,695
     Prepaid expenses and other current assets                                    92,342               84,422
                                                                            ------------         ------------

               Total current assets                                            4,135,510            2,900,894

Property and equipment, net                                                      311,090               84,456
Prepaid licensing fees                                                           336,608                  -
                                                                            ------------         ------------

               Total assets                                                 $  4,783,208         $  2,985,350
                                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                       $    574,602         $    468,590
     Accrued expenses and other current liabilities                              118,483              195,818
     Advances                                                                    325,000              325,000
                                                                            ------------         ------------

               Total current liabilities                                       1,018,085              989,408
                                                                            ------------         ------------

Non-current liabilities
     Convertible debentures (net of discount of $2,254,923 in 2003)                  -                135,077
                                                                            ------------         ------------

               Total  liabilities                                              1,018,085            1,124,485

STOCKHOLDERS' EQUITY
     Convertible Preferred Stock, $.001 par value;
       5,000,000 shares authorized; none issued and outstanding                      -                    -
    Common stock, $.001 par value;
      300,000,000 shares authorized; 144,401,170 and 97,222,247
        issued; 143,401,170 and 96,222,247 outstanding, respectively             144,401               97,222
     Additional paid-in capital                                               76,981,219           69,428,975
     Deficit accumulated during the development stage                        (73,114,456)         (67,465,332)
      Less: deferred compensation                                                (46,041)                 -
      Less: treasury stock; 1,000,000 shares at cost                            (200,000)            (200,000)
                                                                            ------------         ------------

               Total stockholders' equity                                      3,765,123            1,860,865
                                                                            ------------         ------------

               Total liabilities and stockholders' equity                   $  4,783,208         $  2,985,350
                                                                            ============         ============

                                See Notes to Consolidated Financial Statements.

                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Cumulative
                                                                Nine Months            From Inception           Three Months
                                                                   Ended                     to                     Ended
                                                               September 30,            September 30,          September 30,
                                                           2004             2003           2004              2004          2003
                                                           ----             ----           ----              ----          ----
                                                       (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)    (Unaudited)
Revenues                                              $        -       $   101,200     $    123,000     $        -       $    1,200

Expenses
     Research and Development (1)                        1,524,394         731,941        8,496,538          649,004        272,085
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                  -               -            558,195              -              -
                                                      -------------    ------------    -------------    -------------    -----------
                                                         1,524,394         731,941        7,938,343          649,004        272,085

Operating, general and administrative expenses (1)       1,574,292         841,364       15,894,871          485,188        253,507
Stock based compensation - net                              62,274         105,910       17,507,447            6,037         13,247
                                                      -------------    ------------    -------------    -------------    -----------

Total expenses                                           3,160,960       1,679,215       41,340,661        1,140,229        538,839
                                                      -------------    ------------    -------------    -------------    -----------

Operating loss                                          (3,160,960)     (1,578,015)     (41,217,661)      (1,140,229)      (537,639)

Legal settlement                                               -               -         (1,512,500)             -              -
Interest expense                                           (22,182)            -           (727,264)           1,056            -
Noncash financing expense                                      -               -         (1,600,000)             -              -
Amortization of beneficial conversion feature of
  convertible debt                                             -          (230,627)      (4,095,676)             -         (230,627)
Amortization of deferred financing costs                (2,504,923)        (71,175)     (10,910,120)             -          (71,175)
Interest income                                             38,941             334          364,998           16,363            151
Write-off of convertible note receivable                       -               -           (490,000)             -              -
Company's share in net losses of affiliate                     -               -         (1,352,207)             -              -
                                                      -------------    ------------    -------------    -------------    -----------

Loss before minority interest and extraordinary item    (5,649,124)     (1,879,483)     (61,540,430)      (1,122,810)      (839,290)

Minority interest in subsidiary loss                           -               -             25,000              -              -
                                                      -------------    ------------    -------------    -------------    -----------

Loss before extraordinary item                          (5,649,124)     (1,879,483)     (61,515,430)      (1,122,810)      (839,290)

Extraordinary item - loss on extinguishment of debt            -               -         (9,778,167)             -              -
                                                      -------------    ------------    -------------    -------------    -----------

Net loss                                                (5,649,124)     (1,879,483)     (71,293,597)      (1,122,810)      (839,290)

Deemed dividends on convertible preferred stock                -               -         (1,820,859)             -              -
                                                      -------------    ------------    -------------    -------------    -----------

Net loss attributable to common stockholders          $ (5,649,124)    $(1,879,483)    $(73,114,456)    $ (1,122,810)    $ (839,290)
                                                      =============    ============    =============    =============    ===========

Basic and diluted loss per share:
         Net loss before  extraordinary item          $      (0.04)    $     (0.03)                     $      (0.01)    $    (0.01)
         Extraordinary loss from extinguishment
           of debt                                             -               -                                 -              -
                                                      -------------    ------------                     -------------    -----------

      Net loss                                        $      (0.04)    $     (0.03)                     $      (0.01)    $    (0.01)
                                                      =============    ============                     =============    ===========

Weighted average number of shares outstanding          132,065,862      72,495,193                       143,401,170     76,403,334
                                                      =============    ============                     =============    ===========

(1) Excludes non-cash,  stock based compensation
    expense as follows:
     Research and development, net                    $        -       $    23,855     $  1,454,192     $        -       $        0
     Operating, general and administrative, net             62,274          82,055       16,053,255            6,037         13,247
                                                      -------------    ------------    -------------    -------------    -----------

                                                      $     62,274     $   105,910     $ 17,507,447     $      6,037     $   13,247
                                                      =============    ============    =============    =============    ===========


                                                                 -2-

                                           See Notes to Consolidated Financial Statements.

                                                       AMBIENT CORPORATION
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                     Cumulative
                                                                                            Nine Months            From Inception
                                                                                               Ended                     to
                                                                                           September 30,            September 30,
                                                                                        2004            2003            2004
                                                                                        ----            ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (5,649,124)   $ (1,879,483)   $(73,114,456)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   57,585          44,453         524,735
         Amortization of note discount                                                2,504,923          71,175      10,265,249
         Cancellation of Officer loans in settlement of employment contract                 -               -           724,447
         Loss on sale of fixed assets                                                       -               -            20,135
         Beneficial conversion feature of convertible debt                                  -           230,627       4,095,676
         Deemed dividends on convertible preferred stock                                    -               -         1,820,859
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                                 105,208         105,910      30,899,442
         Increase (decrease) in net liability for severance pay                             -               -            15,141
         Accrued interest on loans and notes payable                                        -               -           210,016
         Company's share in net losses of affiliates                                        -               -         1,352,207
         Minority interest in subsidiary loss                                               -               -           (25,000)
         Write-off of convertible note receivable                                           -               -           400,000
         Write-down of long term investment                                                 -               -           835,000
         Write-off of fixed assets                                                          -               -           136,066
         Increase (decrease) in cash attributable to changes in assets and liabilities
              Accounts receivable                                                         8,138         (95,517)        (24,471)
              Inventory                                                                (244,962)            -          (386,657)
              Prepaid expenses and other current assets                                  (7,920)            -           (23,637)
              Prepaid licensing fees                                                   (201,608)            -          (201,608)
              Accounts payable                                                          121,012          89,925         850,896
              Accrued expenses and other current liabilities                            (77,335)        132,543         269,139
                                                                                   ------------    ------------    ------------

Net cash used in operating activities                                                (3,384,083)     (1,300,367)    (21,356,821)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                                   -               -          (835,000)
         Purchase of convertible promissory note                                            -               -          (400,000)
         Investment in affiliated company                                                   -               -          (375,000)
         Additions to property and equipment                                           (284,219)        (21,217)     (1,033,261)
         Proceeds from disposal of fixed assets                                             -               -            42,100
         Loans to Officers                                                                  -               -        (2,137,677)
         Repayment of loans to Officer                                                      -               -         1,431,226
                                                                                   ------------    ------------    ------------

Net cash used in investing activities                                                  (284,219)        (21,217)     (3,307,612)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                  4,408,174         915,612      11,068,353
         Proceeds from loans and advances                                                   -               -           690,000
         Proceeds from issuance of notes payable                                            -           360,000       1,360,000
         Net proceeds from issuance of convertible debentures                           250,000             -        13,550,168
         Repayment of notes payable                                                         -               -          (800,000)
         Proceeds of loans from shareholders, net                                           -               -           919,600
         Repayment of loans from shareholders                                               -               -          (968,000)
         Proceeds from long-term bank credit                                                -               -            95,969
         Repayment of long-term bank credit                                                 -               -           (87,996)
         Increase (decrease) in short term bank credit                                      -               -           (32,004)
         Public offering of common stock                                                    -               -         3,433,027
         Repayment of short-term debt                                                       -               -          (250,000)
         Proceeds from short-term debt                                                      -               -           274,038
         Loans to affiliate                                                                 -               -          (977,207)
                                                                                   ------------    ------------    ------------

Net cash provided by financing activities                                             4,658,174       1,275,612      28,275,948
                                                                                   ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        989,872         (45,972)      3,611,515

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                         2,621,643          75,251             -
                                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $  3,611,515    $     29,279    $  3,611,515
                                                                                   ============    ============    ============

Noncash financing and investing activities:
        Issuance of common stock and warrants in respect of
          amounts payable                                                          $    150,000    $    120,000
                                                                                   ============    ============


                                                                 -3-

                                         See Notes to Consolidated Financial Statements.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

        The Company is in the development stage, has a limited operating history and has sustained losses since its inception. However, as more fully described in Note 5, From January through June 2004 the Company received approximately $4.7 million of net cash proceeds from the exercise of outstanding warrants and the issuance of its securities. Management believes that the available cash resources will enable the Company to sustain operations through the second quarter of 2005. However, the Company's existing resources may not be sufficient to support the commercial introduction, production and delivery of its technologies. The Company is seeking to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Accordingly, the accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

                                                2004             2003
                Stock options             19,896,500       11,212,000
                Warrants                  16,711,860       20,012,283

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

                                                     Nine Months Ended              Three Months Ended
                                                                     September 30,
                                                   2004             2003           2004           2003
                                             ----------------- ------------------------------ -------------
Net loss, as reported                            ($5,649,124)    ($1,879,483)   $(1,122,810)    ($839,290)
Add: Stock based compensation
     expense, as reported                                  -               -              -             -
Deduct: Total stock-based compensation
     expense determined under the fair
     value based method for all awards              (666,408)       (447,106)      (338,208)     (173,466)
                                             ----------------- ------------------------------ -------------

Pro forma net loss                               ($6,315,532)    ($2,326,589)   ($1,461,018)  ($1,012,756)
                                             ================= ============================== =============

Basic and diluted loss per share, as                  ($0.04)         ($0.03)        ($0.01)       ($0.01)
reported
Basic and diluted loss per share, pro forma           ($0.05)         ($0.03)        ($0.01)       ($0.01)

        The weighted average per share fair value of options granted during the nine months ended September 30, 2004 and 2003 was $.186 and $.09, respectively. The fair value of each option granted in 2004 and 2003 was estimated using the Black-Scholes option-pricing model with a volatility of 168% and 150%, expected life of options of 8 and 8 years, risk free interest rate of 3.65% and 3.88% and a dividend yield of 0% and 0%, respectively.

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

NOTE 5 - STOCKHOLDERS' EQUITY

        STRATEGIC INVESTMENT

        In February 2004, the Company raised $500,000 from the private sale to Earthlink Inc. ("EarthLink") of 2,083,333 shares of Common Stock and a $250,000 principal amount three-year 6% convertible debenture. The debenture is convertible into shares of the Common Stock at a per share conversion rate of $0.12. On March 11, 2004, the principal and accrued interest on the convertible debenture were converted into 2,087,100 shares of Common Stock. The Company also issued to EarthLink, in connection with that sale, three-year warrants to purchase up to an additional 2,083,333 shares of Common Stock. The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions. For financial reporting purposes, the Company recorded a discount on the debenture of $250,000 and charged off this amount when the debenture was converted.

        Stock Issuance

        In January, 2004 the Company issued 964,286 shares of common stock to a supplier in lieu of payments totaling $135,000.

        Warrant Issuance

        In February 2004, the Company issued to a vendor three year warrants to purchase up to 75,000 shares of Common Stock, at a per share exercise price of $0.25, in lieu of $15,000 then owed to such vendor.

        Debenture Conversions

        From January through June 2004, approximately $2.4 million principal amount of the Company's three year 6% Convertible Debentures issued in October and November 2003 (collectively, the "2003 Debentures"), together with accrued interest, were converted into approximately 22.4 million shares of Common Stock. By their terms, the 2003 Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.12. In connection with the conversions of these 2003 Debentures, the Company paid approximately $450,000 in commissions.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        NOTE 5 - STOCKHOLDERS' EQUITY - continued

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

        Increase in Authorized Shares

        In June 2004, the Company's stockholders voted to increase the authorized shares of Common Stock from 200 million to 300 million shares.

        NOTE 6 - EMPLOYMENT AGREEMENTS

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

        Ambient is a development stage company that has generated significant losses since its inception in June 1996. The Company been engaged in the power line communications field since December 1999. Ambient expects to continue to incur substantial losses for the foreseeable future as it continues and completes the design and development of the PLC Technologies and establishes a commercial infrastructure for their exploitation. To date, the Company has devoted substantially all of its efforts towards research and development activities. As of September 30, 2004, the Company had an accumulated deficit of approximately $73 million (which includes approximately $47 million in stock based charges).

        As a development stage company, Ambient has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

DEVELOPMENT AND COMMERCIALIZATION ACTIVITIES

        To further the commercialization of the PLC Technologies, Ambient intends to continue to pursue development activities and other collaborative efforts with utilities and technology parties as well as Internet service providers. Ambient is in the process of increasing the scope of its field trials.

        Since the beginning of the year, Ambient has significantly increased its design and development activities and its product commercialization efforts. As of September 30, 2004, the Company had 20 employees. The Company expects to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of existing pilots and to prepare for commercialization. Additionally, the Company expects to shortly initiate an aggressive program to market its equipment and technology.

FINANCIAL OPERATIONS OVERVIEW

        REVENUES. The Company recorded first time revenues of $123,000 for the year ended December 31, 2003, representing field trial and consulting fees. No revenues were recorded for the nine months ended September 30, 2004. If and when the PLC Technologies are ready to be used in a commercial deployment of a power line communications system, the

Company anticipates that it will be able to generate revenue principally from one or more of the following: power line communications network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. The Company believes that as PLC Technologies approach commercialization it will be able to refine the potential or likely sources of revenue.

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

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing the PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine months ended September 30, 2004 were approximately $1.5 million The Company expects that its research and development expense will increase significantly over the course of fiscal 2004 as it increases its efforts to further the design and development of the PLC Technologies.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of compensation and other related costs associated with the stewardship management and other supporting functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the nine months ended September 30, 2004 were approximately $1.6 million. The Company expects that general and administrative expenses will increase over the course of fiscal 2004 as it increases its investment in personnel.

        A portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on the Company's cash flow or liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. The Company's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

DEFERRED INCOME TAXES

        Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2004, Ambient's deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through September 30, 2004, the Company has funded its operations primarily through the issuance of securities. Ambient's recent financings are as follows:

        From January through June 2004, the Company received approximately $4.4 million from the exercise of outstanding warrants (the "2003 Warrants") for approximately 19.9 million shares of Common Stock.

        In February 2004, EarthLink, Inc. ("EarthLink") invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000, (ii) 2,083,333 shares of Common Stock and (iii) three-year warrants to purchase an additional 2,083,333 shares of Common stock at a per share exercise price of $0.25. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

        At September 30, 2004, the Company had cash and cash equivalents of approximately $3.6 million, representing an increase of $1 million over its available cash resources at December 31, 2003. The increase in available cash resources is primarily attributable to the proceeds of the exercise of the 2003 Warrants and the investment by EarthLink. The Company's cash and cash equivalents are generally held in a variety of interest bearing instruments.

        Net cash used in operating activities during the nine months ended September 30, 2004 was $3.4 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing pilots and to further prepare for the commercializing phase, the Company has established inventory of approximately $390,000 as of September 30, 2004.

        Management believes that the Company's existing cash and cash equivalents will be sufficient to maintain its operations through the second quarter of 2005. However, the Company's existing resources may not be sufficient to support the commercial introduction, production and delivery of its technologies. Unless it raises funds, the Company may need to curtail expenditures which may result in a delay in its commercialization efforts. The Company is seeking to raise additional funds through public or private sales of equity securities or from borrowings. The Company's auditors have included a "going concern" qualification in their auditors report for the year ended December 31, 2003. Such "going concern" qualification may make it more difficult for the Company to raise funds when needed.

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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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



DATE: NOVEMBER 15, 2004         AMBIENT CORPORATION

                                /S/ JOHN J. JOYCE
                                ----------------------------------------
                                JOHN J. JOYCE
                                CHIEF EXECUTIVE OFFICER
                                (AND PRINCIPAL FINANCIAL AND ACCOUNTING
                                OFFICER)