Form 10KSB
period 2004-12-31
AMBIENT CORP /NY
filed 2005-03-31
CIK 1047919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the year ended December 31, 2004: $0

As of March 20, 2005, there were 161,788,465 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $33.3 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Electronic Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2005 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                           FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        Ambient Corporation is a development stage company engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical medium voltage and low voltage distribution systems as a medium for the delivery of broadband and other services to electric utilities and consumers. The use of an electric utility's distribution system as a high-speed communications medium is commonly referred to as power line communications (PLC) and/or broadband over power lines (BPL). The proprietary equipment, components and related technologies and power line communications networks that we are designing, developing testing, and marketing will be referred to throughout this Annual Report as the "PLC Technologies."

        A slower version of power line communications has been used by utilities for several decades for basic internal utility operations, primarily system control and information feedback over the medium voltage distribution grid. However, distribution transformers that are primarily used to reduce the medium voltage on the distribution circuits to the lower voltage levels normally delivered to households and businesses effectively block the transmission of high-speed data signals. We have designed, developed and successfully tested, on a limited basis, our proprietary and patent protected technology and equipment designed to overcome these limitations. We are currently working with leading utilities and technology companies in the further development and testing of the principal equipment, components and technologies that comprise our PLC Technologies. Prototypes of these components and technologies presently are being evaluated in field trials and pilots. Ambient's PLC Technologies includes proprietary technology that is designed to take advantage of the existing utility distribution network architecture by overlaying a communications network that is scalable and adaptable, thereby delivering a wide variety of applications and services to a diverse population.

        Our goal is to become a leading designer, developer and systems integrator for commercially deployed PLC networks that focus on the provision of broadband services to utility customers, as well as on maximizing internal utility functions (i.e. efficient systems control and monitoring). We intend to generate revenues from the design and management of PLC systems, as well as from the sale, support, and installation of the equipment and technologies comprising the PLC Technologies. Our business and strategy are subject to many risks. See "Risk Factors."

GENERAL BACKGROUND

        Since the onset of the Internet revolution, significant resources have been invested in the design and implementation of technologies designed to deliver ever greater amounts of data to end users. The rising demand from consumers, business, and governments for dependable and cost effective high-speed communications services has spawned the introduction of several broadband technologies. The term "broadband" generally refers to technologies that can enable network connections in excess of the standard dial-up 56 Kilobytes per second (Kbps) rate limit of the traditional telephone lines.

        The growing consumer and business demand for high-speed communications, as well as local and federal governments' desire to offer Internet availability to citizens, has dramatically changed the communications industry. Based on published reports, the number of households in the United States with broadband Internet access is currently estimated at 34.3 million and by the 2008 that figure is estimated to reach approximately 69.4 million subscribers.

        Traditionally, technology advances have been first implemented in what is called "the core" of a network; that is, where signal traffic from individual users is grouped together in increasingly larger and larger bundles of traffic, and transported from one centralized aggregation point to another. For example, fiber optics was first used in inter-continental transport where a single cable would carry signals from thousands and thousands of individuals. Typically, the use of newer transport technologies has reached the access network (or the "edge" of the network - where the subscribers are located) only at a later point in time after the costs associated with using the new technologies (at the subscriber level) had been substantially reduced. Over the last several years, the cost of deploying different access technologies has generally declined to the point where telephone companies and cable companies could and have increased the amount of bandwidth that they provide to their subscribers. For example, most subscribers previously had access to 28.8 Kbps or up to 56 Kbps over their analog phone lines for very limited data services. Now, they can access networks at rates greater than 1.5 Megabits per second (Mbps), enabling voice, data, music, Internet based multiplayer gaming and some video transfers over the Internet.

        Consumer demand for high-speed communications has been filled by various access methods, including modems connected to conventional telephone lines, higher speed digital subscriber telephone lines (DSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, these currently deployed high-speed access solutions have encountered certain associated technology and economic drawbacks. While DSL technology can range from 154 Kbps to 1.5 Mbps or higher, it requires a dedicated network connection and may be unavailable for areas that are more than 18,000 feet from the central office. DSL technology typically requires high implementation costs, as well as high maintenance cost to prevent the deterioration of bandwidth. Cable speeds can reach peaks of 1.5 Mbps or higher, but require significant capital investment to provide the service. Cable is also characterized by individual loss of bandwidth at various peak times when the number of subscribers reaches critical mass.

        An alternate option more recently pursued in bridging the last mile problem is broadband wireless technology. The premise behind deploying broadband wireless technologies is that such technologies use over-the-air transmission and consequently remove the need to deploy a new wire-line infrastructure to connect to the end-user. However, wireless solutions suffer from significant drawbacks, including line of sight limitations, security concerns, weather effects and the need to acquire licensed spectrum for certain technologies.

RELATIVE BENEFITS OF POWER LINE COMMUNICATIONS

        PLC compares favorably to currently deployable access network alternatives in terms of bandwidth delivered to the end-user and have, we believe, the following significant advantages over these alternatives. First, the initial capital expenditure required to implement the network is expected to be less costly, due in part to the pervasiveness of the electric distribution system. This fact could translate to a lower cost service to the end-user. Second, a power line broadband option is accessed directly through the end-user's electrical outlet (with an appropriate modem). The impediment of atmospheric challenges and physical blockage of line of sight ordinarily associated with wireless communication systems is not an issue with power line based options. Third, although PLC, similar to cable, would be characterized by individual loss of bandwidth at various peak times when the number of subscribers reaches critical mass, alternatives to either re-inject the signal and or boost the signal are available, creating creative opportunities to manage such potential challenges. Fourth, the opportunity becomes available for utilities to potentially gain significant operations and efficiency benefits from a communications network on their infrastructure. PLC could open up new control and communications potential for utility uses, such as demand side management, proactive management of distribution systems and devices, and enhanced remote meter reading enabling time-of-use pricing tariffs, as well as real-time identifications of pinpoint line breakage during outages. These potential uses could enable utilities to significantly reduce operating costs while improving customer service.

        A commercially deployable PLC network could extend broadband to thousands of rural consumers in North America as well as broadband and telephony services to large segments of the world population that currently do not have access to cable, DSL or traditional telephone lines. PLC networks could potentially also provide an additional lower priced alternative for services in urban areas that do have access to cable and or DSL.

        While some utilities may be reluctant to become Internet service providers or otherwise directly engage in the provision of broadband services to their customers, recent action taken by the Federal Communications Commission
(FCC) may potentially encourage Internet service providers (ISPs) and other network service provider (NSPs) to examine the option of reselling BPL services to end-users in partnership with utility landlords.

STATUS OF POWER LINE COMMUNICATIONS

        Utilities have historically used low speed PLC to satisfy certain monitoring and control functions. During the past decade, certain utilities and technology companies continued to experiment with higher-bandwidth data transfer via electric distribution systems in Europe, South America and the United States. The recent advances in PLC technology allow for the delivery of high-speed communications over medium and low voltage power lines. Internationally many utilities are conducting commercial pilots, with a few utilities already offering limited commercial services.

        Fueled by recognition of the potential financial, operational and public benefits derived from deploying PLC technologies, interest in PLC has grown significantly over the past few years. Conferences on the subject are frequent, and attended by regulators, electric power providers, and those from other relevant fields including telecommunications and networking. PLC technologies and modems for in-house networking are maturing, and a number of companies are vying for the in-house market.

        Historically, overcoming certain technical limitations inherent in existing electric distribution grids has been one of the primary hindrances to utilities' acceptance and implementation of high-speed PLC over their distribution infrastructure - the so called "last mile." Additionally, data signals, which travel in energy waves, can disrupt, and be disrupted by, licensed radio and mobile communications transmissions. Emerging PLC technologies and solutions have addressed and are increasingly solving these problems. An additional principal technical hurdle had been the distribution transformer that converts medium voltage to the low voltages that is delivered to commercial and residential premises.

        Distribution transformers attenuate or interfere with the transmission of high frequency data signals, and therefore, this technical hurdle must be addressed to effectively deploy a PLC network. The use of capacitive couplers was initially believed to be the only or best solution for bypassing the distribution transformers. Capacitive coupling was found to have severe limitations for use on overhead medium voltage power lines. Instead, our patent protected method has proven to be a breakthrough, allowing efficient exploitation of overhead and other lines for broadband PLC. This is done by allowing the inductive coupling of data signals from medium voltage power lines, to bypass the distribution transformer, and coupling these signals to low voltage lines. Such medium voltage inductive couplers provide a practical method for bypassing the distribution transformer, in a safe and acceptable manner to utilities and line crews.

AMBIENT'S SOLUTION--OUR PLC TECHNOLOGIES

        We have developed and successfully tested on 15kV class medium voltage distribution lines our patented coupling technology that is designed to achieve high-speed data transfer to and from the medium and low voltage distribution lines, without the need to establish an electrical connection to the medium voltage line. Our couplers have been designed to clamp around energized electrical lines and to slip around overhead low or medium voltage distribution wires without having to make or break hard connections. Our couplers are designed to be part of a bypass path for data signals to avoid distribution transformers. Our Medium Voltage Inductive Coupler (MV-IC) is placed on the medium voltage lines, establishing communications between the data backbone feed point and each distribution transformer location. At the transformers, a repeater receives the data stream and retransmits it onto low voltage lines that feed the premises' power outlets. We believe that the cost and installation method of the MV-IC, a key component in the overall system, represents a significant milestone in the development of an economically viable PLC solution.

        We anticipate that the implementation costs of our coupler technology will be lower in comparison to the conventional solutions that attempt to use capacitive coupler products on the medium voltage lines. We further anticipate that other alternative choke-based coupling technologies, disclosed in applications to the United States Patent and Trademark Office ("USPTO") Ambient would provide less efficient coupling and higher production costs. Therefore, we believe that inductive couplers offer a preferred, cost effective and technologically feasible option to overcoming the technical hurdles that have delayed the widespread adoption by utilities of PLC. In September 2002, the USPTO issued to Ambient a patent with a priority date of December 1999, primarily covering inductive coupling of data signals onto overhead and underground power distribution cables. Subsequently, the USPTO issued to Ambient three additional patents covering methods for using medium voltage distribution cable for carrying high-speed data. Our expanding patent portfolio includes six patents issued or allowed by the USPTO and several pending patent applications in the United States and worldwide.

        In addition to the couplers, our PLC Technologies utilize nodes, or communications controllers, that enable the transmission of high frequency signals over electrical lines. The nodes are designed for installation at strategic locations throughout the electrical distribution system, thereby establishing the PLC network. Together, the couplers and the nodes comprise the principal components of Ambient's PLC Technologies. A typical PLC network utilizing PLC Technologies is shown in Figure 1, below. The "backhaul network" illustrated at the substation represents the broadband connection. This network architecture is particularly convenient because, should utilities have fiber assets (as many do), the fiber capability would typically be located at substations.

                        AMBIENT PLC SYSTEM ARCHITECTURE




                               [PICTURE OMITTED]




        FIGURE 1 representation of both an overhead and underground PLC network. Our PLC Technologies have been developed to be deployed on both the overhead and the underground distribution systems.

        We anticipate that utilization of the PLC Technologies in an existing power line distribution system will be able to provide initial data transfer rates of over 10 Mbps on the medium voltage portion of the network, and we believe that this can be upgraded to several times that speed with future developments in hardware and software. Future modems are expected to use more sophisticated modulation techniques that allow the same frequency band to carry at least three times more data.

PILOTS AND DEPLOYMENTS / OTHER COOPERATIVE ARRANGEMENTS

        Our PLC Technologies are premised on the commercial deployment by electric utilities and or other potential customers of a PLC network and the integration of our PLC Technologies into such commercially deployed network. To advance the development and deployment of our PLC Technologies, we have entered into a strategic testing and development agreement with Consolidated Edison Inc. ("Con Edison"), a leading utility service provider. Additionally we have contracted with EarthLink, Inc. ("EarthLink"), a leading ISP, to participate and support our trials with Con Edison. In the course of the past two years, we have conducted limited field trials and joint cooperation efforts with several other electric utilities.

        CONSOLIDATED EDISON INC. / EARTHLINK: In February 2002, we entered into a testing and development agreement with Con Edison, pursuant to which we continue to cooperate in the research, development, testing of our PLC Technologies with the goal of commercialization of this technology. Under the agreement with Con Edison, we have sole rights to any jointly developed PLC technology.

        The principal components underlying the PLC Technologies are currently deployed in various pilots and settings on Con Edison's electric distribution system. Our proprietary coupler and the other components have been deployed since May 2002 in a small field trial on Con Edison's medium and low voltage lines constituting a complete end-to-end network in a live environment. In July 2002, we successfully demonstrated the technical viability of our PLC Technologies on Con Edison's overhead electric distribution system in Westchester County, New York. In this demonstration, our end-to-end network spans a distance of approximately one mile between the furthest points on the medium voltage line, and included connectivity to branches in between. We have achieved speed rates from 10 to 16 Mbps over the medium voltage lines and 3.5 Mbps to 7 Mbps of bandwidth delivered to the customers' premises. Throughout 2004, together with Con Edison and EarthLink, we have expanded the small field trial to a larger area.

        In June 2004, the New York State Energy Research and Development Authority (NYSERDA) agreed, subject to preparation and execution of a binding agreement, to fund up to $200,000 for purposes of enhancing the Westchester pilot. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the State's energy program. As of March 30, 2004 the Company and NYSERDA are discussing and negotiating the terms of the award. The contemplated enhancements to the Westchester Pilot are nonetheless being implemented.

        In early 2004, we installed a PLC network at Con Edison's Orange and Rockland Utilities. The network spans a distance of approximately one and one half mile and is utilized as a pilot to demonstrate substation telemetry to an energy control center facility and other potential core utility applications.

        During 2004, we installed a system in Con Edison's new First Avenue steam tunnel in Manhattan in New York City. The network is utilized in Con Edison's new tunnel to monitor environmental conditions, the state of the steam main, and to provide telephony service in the tunnel utilizing the voice over Internet protocol (VoIP) technology. This single network is an effective solution that as implemented provides a variety of services that would traditionally have required multiple technologies and wiring systems. Con Edison's steam system is unique to Manhattan. It serves about 1,800 customers from 105 miles of steam mains, stretching from lower Manhattan to 96th Street.

        In March 2005, we activated, on a pilot basis, our PLC Technologies in a large residential multi-dwelling building on the Upper West Side of Manhattan in New York City. The pilot initially includes the provision of Internet services by EarthLink.

        TOYO COMMUNICATIONS EQUIPMENT CO., LTD.: In February 2005, we entered into an alliance and distribution agreement with Toyo Communication Equipment Co. Ltd. ("TOYOCOM") of Japan, a leading PLC company, pursuant to which the two entities intend to pool their resources for the joint development, implementation and commercialization of our respective PLC Technologies. The alliance strengthens production capabilities providing for potential economy of scale, and pools the companies' individual trial experience from project involvement in various regions of the world. TOYOCOM is a publicly traded company on the Tokyo Stock Exchange and is a related company of the computer, networking, semiconductor, and component giant, NEC. TOYOCOM has been a licensee of DS2 technologies since 2002, and their equipment and technologies have been deployed in large scale PLC pilots in Spain and Portugal. See "Production and Supplies" below for a discussion of DS2.

OUR STRATEGY

        Our goal is to become a leading designer, developer and systems integrator for commercially deployed PLC technologies and networks that focus on the provision of broadband services to utility customers, as well as maximizing internal utility functions (i.e. efficient grid systems control and monitoring). We intend to generate revenues from the design of PLC networks, as well as the sale, installation and support of the equipment and technologies comprising the PLC Technologies.

        After raising approximately $4.5 million in 2004 from the sale of common stock and the exercise of outstanding options and warrants, we have been aggressively pursuing our business plan with respect to product development/ enhancement and testing. With the additional $5.2 million in net proceeds that we raised in our private placements in 2004, we intensified our development / testing and commercialization efforts. However, our existing cash resources may not be sufficient to support the commercial introduction, production and delivery of our PLC Technologies as contemplated in our business plan and we may need to raise additional capital for that purpose. See "Risk Factors"

        To achieve our objectives, the key elements of our strategy include the following:

        o EXPAND STRATEGIC RELATIONSHIPS. To date, we have established and continue to work with Con Edison and EarthLink to further develop and test the components used in our PLC network. Some of the components that we use have been developed by DS2, a leading technology company whose products have been deployed in large scale PLC projects, of which we are a licensee. Additionally, we intend to further develop our alliance with TOYOCOM by pooling our respective resources to further develop and commercialize our respective PLC Technologies. We will continue to seek out strategic and commercial relationships with other utilities and technology companies, and strengthen our already existing relationships.

        o EXPAND RANGE OF CONSUMER AND UTILITY APPLICATIONS. We anticipate that the initial contemplated consumer products will include high-speed Internet access via existing electrical wiring, offering both broadband and telephony to the end consumer with streaming video, alarm monitoring and other potential services to follow. In addition to consumer oriented applications and services, utilities will also be able to benefit from PLC Technologies in enabling such services as automatic meter reading, real time outage reporting and load balancing/switching. These applications are intended to enable utilities to enhance their service offerings to their industrial, commercial and residential customers thus optimizing their investment. We intend to work with other technology companies, as appropriate to expand the range of applications provided by the PLC Technologies to include these and other applications.

        o PURSUE ROLE AS A LEADING SYSTEMS INTEGRATOR. We intend to actively seek to serve as a leading systems integrator and coordinator for commercially deployed PLC systems, and seek to generate revenue from the design of PLC networks, as well as from the sale and installation of related components and technologies.

        o PROTECT PATENT POSITION. We believe that our future success depends, in part, on the continued protection of our proprietary technologies. Our expanding patent portfolio includes six patents issued or allowed by the USPTO and several pending patent applications in the United States and other jurisdictions. We intend to continue to expand our patent portfolio and aggressively protect our proprietary technologies.

        o INDUSTRY STANDARDIZATION. Ambient is a founding member of the Universal Powerline Association, an association of industry players created to promote PLC global interoperability standards. Additionally, members of the Company's engineering staff hold key positions on various working groups of the Institute of Electrical and Electronics Engineers (IEEE), assisting in the development of Safety, Electromagnetic Compatibility and System Interoperability standards for access and in-building Broadband over Power Line (BPL) technologies. We intend to continue pursuing an active role in raising market consciousness of PLC through the establishment of global standards.

        No assurance can be provided that we will be successful in marketing our PLC Technologies (including all of the integral components/technologies to be created by third parties) or further developing and designing these technologies to meet market demands, or that the PLC Technologies can or will be integrated into a commercially deployed PLC network. Our business and strategy are subject to many risk factors. See "RISK FACTORS."

PRODUCTION AND SUPPLIES

        The principal components of our PLC Technologies are our proprietary couplers and the network communications controllers or nodes.

        Our proprietary couplers utilize special magnetic materials and high voltage weatherproof plastics, as well as standard components that are obtainable from local sources. We have identified potential suppliers for various components and processes of the coupler and expect to retain all assembly aspects of the product in house for the foreseeable future We expect that we will be able to produce the necessary couplers at competitive market costs.

        In 2001, we entered into an initial license agreement with Design of Systems on Silicon ("DS2 "), a leading Spanish silicon design company, whereby we are entitled to incorporate DS2 chipsets into the design of the PLC Technologies, and purchase appropriate equipment or components for inclusion into our PLC Technologies. Effective January 2004, we entered into a renewed licensing agreement with DS2 pertaining to the DS2 second generation chipset technology.

        As our PLC Technologies become available for integration into a commercially deployed PLC network, we expect that we will be able to have these components manufactured at competitive market costs from these or alternative sources. All future suppliers and assemblers will be certified to recognized international quality assurance standards.

MARKETING PLAN

        To date our efforts have been devoted primarily to the design, development, testing and certification of the technologies and components comprising the PLC Technologies as well as raising the capital needed to maintain our business. As a result of recent capital raises, our development and testing, as well as marketing efforts have significantly increased in scope and magnitude to approach the levels contemplated in our business plan.

        We anticipate that we will be able to generate revenue principally from, but not limited to, one or more of the following: PLC network design, engineering and installation, sale and support of the underlying components and potential license and related maintenance fees collected from utilities, technology companies or ISPs. We have identified initial opportunities to focus our business development efforts and will be able to refine our strategy and the potential and likely sources of revenue as the industry approaches significant commercial deployment.

        We presently have no agreement with any utility, ISP or reseller or other party respecting any revenue generating arrangement for our PLC Technologies and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the integration by one or more leading utilities or other potential customers of our PLC Technologies into a commercially deployed PLC network.

        Our principal target customers will continue to remain utilities in North America, as well as key national utilities that have been developing the potential for PLC in their respective markets and other technology companies that compliment the PLC Technologies. We continue to strive to develop relations with industry and other participants in order to expand the awareness and reach of the PLC Technologies.

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

        There have been announcements by companies focusing on PLC technology of commercial deployments in limited geographical areas.

        Management believes that our core strategy, which attempts principally to collaborate with appropriate parties in the communications and service technology areas as well as utilities and other providers of equipment, will enable us to provide the most viable power line communications based high-speed solution. Additionally, we believe that our proprietary and patented technologies may provide to us a distinct advantage and may enable us to generate additional licensing revenue.

        INCUMBENT TELEPHONE (DSL) SERVICE PROVIDERS.

        We face competition from other providers of telephony transmission services. Many of the existing providers of telephony services, such as regional Bell operating companies have greater financial and other resources than we have, with more established brand awareness in their service areas. However, we expect to be able to distinguish our company from these competitors by offering competitive speeds for connectivity at lower costs and, together with our existing and prospective utility collaborators, we envision being able to compensate for the brand awareness and the financial resources of the competitors.

        In addition, we expect that our proposed solution will provide to utilities and electricity distribution operators a host of cost-effective, core utility benefits not offered by these alternative communications providers.

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

        SUBSCRIPTION TELEVISION HARDWIRE CABLE.

        Traditional hardwire cable operators are also competitors. Hardwire cable companies generally are well established and known to potential customers of PLC. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access and VoIP, to enhance their products. In order to provide such services, however, the current cable infrastructure requires, in many instances, significant capital expenditures.

PROPRIETARY RIGHTS

        We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the PLC Technologies and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We have filed several provisional and formal patent applications in the United States with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution infrastructures. Beginning with our initial filing for the inductive coupling of a data signal to a power transmission cable with the USPTO in 1999, we have made several additional filing in the United States and internationally to protect our technology and enhancements. Between September 2002, and January 2005, the USPTO issued us four patents with respect to the technology employed in our PLC Technologies.

        Our policy is to require our employees, consultants, other advisors, as well as utility and design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property.

EMPLOYEES

        We currently employ 32 employees, all of who work out of our offices in Newton, Massachusetts and Briarcliff Manor, New York. Our future performance depends highly upon the continued retention and service of certain members of our management team. We believe that our future success will also depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, business development and marketing personnel. Hiring for such personnel is competitive.

RESEARCH AND DEVELOPMENT

        From the date of inception through December 31, 2004, we have expended approximately $9.5 million on research and development. During each of our fiscal calendar years 2004 and 2003, we expended approximately $2.5 million and $1 million, respectively, on the research and development of the PLC Technologies.

GOVERNMENT REGULATIONS

        Utilities and other providers of electric power are subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency over power lines, necessitating governmental permission. These regulations may inhibit, delay or preclude the provision of PLC Technologies or to require modifications thereto. In addition, regulations in the telecommunications field may also adversely affect the provision of the PLC Technologies. We are addressing these regulatory challenges.

        In October 2004, the FCC adopted changes to Part 15 of its Rules to encourage the development of Access Broadband over Power Line (Access BPL) systems while safeguarding existing licensed services against harmful interference. The FCC took this important step in order to increase the availability of broadband services because power lines reach virtually every home and community. The FCC also acknowledged important benefits for electric utilities to enable them to dynamically manage the power grid itself, thereby increasing network reliability by remote diagnosis of electrical system failures. Specifically, the FCC adopted a framework including: (1) new operational requirements for Access BPL to promote avoidance and resolution of harmful interference; (2) new administrative requirements to aid in identifying Access BPL installations; and (3) specific measurement guidelines and certification requirements to ensure accurate and repeatable evaluations of emissions from Access BPL and all other carrier current systems. The foregoing changes in the FCC's rules took effect in February 2005. That month, petitions for Reconsideration were filed by ARRL, American Petroleum Institute, Cohen, Dippell and Everist, P.C. and ARINC challenging the FCC's October rulemaking and requesting expanded interference protection rights for Amateurs, Critical Infrastructure licensees, television broadcasters and aeronautical mobile licensees. Petitions were also filed by members of the BPL industry requesting modifications to the FCC's mandated interference mitigation requirements and to aspects of its BPL equipment compliance rules. The FCC's new rules remain subject to challenge and possible modification by the FCC as a result of the filing of the foregoing petitions and, in addition, remain subject to challenge in court.

        There is no assurance that any changes proposed by the FCC will be ultimately favorable to us in our effort to commercialize the PLC Technologies, nor is the likelihood of the adoption of changes by the FCC to these new rules, or the timing thereof, predictable at this time.

        BPL deployment could also eventually require the resolution of additional issues by federal and state regulatory authorities arising from the regulation of electric companies and from the regulation of communications provided over BPL networks. The FCC did not address a number of these regulatory issues in its October 2004 rulemaking which it could revisit in future proceedings. It also has proceedings open relating to the regulation of broadband information and telecommunications services over other non-BPL technologies which could be made applicable to broadband services provided over BPL technologies. In addition, while few states have formal dockets open to examine BPL regulatory issues, the National Association of Regulatory Utility Commissioners is sponsoring a task force comprised of state regulators which it has formed to research BPL regulatory issues and to advise state regulators on its findings which could result in new or expanded state regulation of the deployment of BPL.

ADVISORY BOARD

        We have an advisory board for the purpose of obtaining the advice of experienced, knowledgeable business people and professionals on an as needed basis in areas in which may require assistance. The advisory board has no control or direct influence over our policies, management or board of directors. The chairman of our advisory board is Senator J. Bennett Johnston. Senator Johnston is a former Chairman of the U.S. Senate's Energy and Natural Resources Committee (1986 - 1992) and former Chairman of the Energy Appropriations sub-committee. He served for 24 years in the U.S. Senate (1972 - 1996) and served his entire career on the Energy and Natural Resources Committee, chairing it from 1986 - 1992. During this period, Senator Johnston chaired or was a ranking member of the Energy and Water Appropriations Sub-Committee. In this dual assignment, Senator Johnston was author and principal sponsor of literally hundreds of energy bills and legislation. Senator Johnston was the principal sponsor of the Natural Gas De-regulation Act and authored the first Electricity Re-structuring legislation of the United States Energy Policy Act of 1992.

        In February 2004, a representative of EarthLink joined the Advisory Board. Other members of the Advisory Board include individuals with experience in finance, government regulatory relations and utility engineering.

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

                          RISKS CONCERNING OUR BUSINESS

WE HAVE INCURRED NET LOSSES IN EVERY QUARTER AND YEAR SINCE INCEPTION AND WE EXPECT OUR NET LOSSES TO CONTINUE THROUGH THE FORESEEABLE FUTURE.

We are a development stage company and, to date, have not generated any significant revenues. For the year ended December 31, 2004, we incurred a net loss of $7,514,113 and we reported net losses of $5,235,962 and $3,480,373 for the years ended December 31, 2003 and 2002, respectively. From inception through December 31, 2004, we reported an accumulated deficit of approximately $75 million. We expect to continue to incur net losses through 2005 and for the foreseeable future as we continue to further develop and test the PLC Technologies and to intensify our commercialization efforts. To date we have funded our operations through the sale of our securities continue doing so for the foreseeable future. We will need to generate significant revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section, as well as numerous other factors outside of our control, including the development and marketing of competing broadband technologies, including non-power line based broadband alternatives, that may be more effective or less costly than the implementation of the PLC Technologies.

It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future.

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in June 1996 and have been engaged since 1999 in the PLC field. We are subject to all of the risks inherent in the establishment of a new business enterprise in a nascent and evolving field. Our limited operating history makes it difficult to evaluate our financial performance and prospects. No assurance can be made at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT FUNDS WHEN NEEDED, AND INCUR A CASH FLOW DEFICIT, OUR BUSINESS COULD SUFFER.

Although we believe that available cash-on-hand will be sufficient for our needs at least through December 31, 2005, our existing resources may not be sufficient to support the full commercial introduction, production and delivery of our PLC Technologies. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our commercialization efforts or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital, we will have ongoing capital needs as we intensify our commercialization efforts and expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage and the value of your Common Stock will be diluted. We may have to issue securities that have rights, preferences and privileges senior to our Common Stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

The independent registered accounting firm's reports for our financial statements for the years ended December 31, 2004 and 2003, respectively, include explanatory paragraphs regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

OUR COMMERCIAL SUCCESS IS CONTINGENT UPON THE INTEGRATION OF OUR PLC TECHNOLOGIES BEING COMMERCIALLY DEPLOYED OVER THE UTILITIES DISTRIBUTION NETWORK.

Our activities to date have primarily focused on the design, development and marketing of our PLC Technologies. We have established contractual relationships with leading technology companies and utilities for the design, development, evaluation and testing of the PLC Technologies. No assurance can be given that these arrangements will achieve their intended results or that they will result in our PLC Technologies being commercially deployed over an electrical power distribution network. Our PLC Technologies are integrated with various other complementary and necessary technologies. While our couplers and the other principal equipment and components comprising the PLC Technologies have been successfully tested in limited field trials, no assurance can be given that these components or technologies will be successfully deployed or technologically feasible for deployment on a commercial scale over a utilities distribution network. In addition, the costs of developing and commercializing the PLC Technologies may far outweigh the revenue stream from such commercialization.

The nature of PLC Technologies requires us to market them, at least initially, primarily to electric utilities. Our success is dependent, initially, on the deployment by electric utilities and / or their network operator partners of a communications network over their powerline distribution system utilizing the PLC Technologies. If a significant number of electric utilities and providers ultimately elect not to commercially deploy a PLC system or utilize our PLC Technologies or to favor other technologies or providers of similar services, our business may be adversely affected and we may be required to cease operations.

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

GOVERNMENTAL REGULATIONS MAY DELAY OR PRECLUDE COMMERCIAL DEPLOYMENT OF A POWER LINE COMMUNICATIONS NETWORK.

Federal, state and foreign regulations of utilities and electric power providers, as well as regulations in the telecommunications field, may inhibit, delay or preclude the commercial deployment of PLC networks or the utilization of the PLC Technologies.

While the FCC recently adopted rules and regulations which we believe are favorable to the development of BPL, these rules are being challenged and no assurance can be given that these regulations will not be modified by FCC or will become subject to legal challenges.

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND OPERATIONS WOULD BE HARMED.

We intend to expand management, design and development, testing, quality control, marketing, sales and service and support operations, as well as financial and accounting controls, in order to further the commercialization of the PLC Technologies. The pace of our anticipated expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, will demand an unusual amount of focus on the operational needs of our future prospective customers for quality and reliability. We anticipate that this development may strain our existing managerial, operational and financial resources.

We may be unable to develop and expand our business and operations for one or more of the following reasons:

        o We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis;

        o We may not be able to integrate new management and employees into our overall operations; and

        o We may not be able to successfully integrate our internal operations with the operations of product manufacturers and suppliers to produce and market commercially viable products or solutions.

If we cannot manage our growth effectively, our business and operating results will suffer.

WE HAVE NO AGREEMENT RELATING TO REVENUE GENERATING ACTIVITIES.

We presently have no agreement or understanding with any electric utility as to commercial exploitation of the PLC Technologies, and no assurance can be provided that we will be successful in concluding any significant-revenue generating agreement on terms commercially acceptable to us.

WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL.

We are highly dependent on the principal members of our management and technology staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. We make no assurance that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

RISKS CONCERNING THE PLC TECHNOLOGIES

AN INTERRUPTION IN THE SUPPLY OF COMPONENTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD HAMPER OR IMPEDE THE COMMERCIALIZATION OF OUR PLC TECHNOLOGIES.

The principal components comprising the PLC Technologies include our proprietary and patent protected couplers, which we design and develop in-house, and the nodes or communications controllers that are designed to interface with the existing power lines. To manufacture and assemble our end products and components, we depend on third parties to deliver and support reliable components, enhance their current products and components, develop new components on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Any significant interruption in the supply of any of these components, products or services could hamper or impede our commercialization efforts and, following commercialization, if occurs, may cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these suppliers and services.

WE FACE COMPETITION FROM SEVERAL SOURCES.

Certain companies engaged in the field of power line communications have announced limited commercial deployment in specified geographic locations. Additionally, as we are proposing an alternative broadband option, the competition for the PLC Technologies also includes non-power line based providers of broadband transmission and, to a lesser extent, other providers of power line based solutions. Some of the providers of BPL have substantially greater financial resources, technological and marketing personnel, and research and development resources than we do.

Numerous companies claim to provide non-power line based high-speed data transmission. In particular, ISPs provide Internet access over existing networks and have nationwide marketing presence and strategic or commercial licenses with telecom carriers. Wireless and satellite service providers have announced plans to expand fixed-wireless networks for high-speed data customers. Cellular operators are establishing portals facilitating access to web and information services.

Certain companies, including some with significantly greater resources than we have, provide partial or complete power line based solutions. We believe that our core strategy, which attempts principally to collaborate with appropriate parties in the communications and service technology areas as well as utilities, provides the most viable prospect for deploying a commercially viable power line communications network. However, there can be no assurance that this market strategy will be successful or that we will be able to compete successfully in this market

There can also be no assurance that other companies will not enter the market in the future. There can be no assurance that development by others of similar or more effective technologies or solutions will not render our PLC Technologies non-competitive or obsolete.

In addition, the PLC Technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

We have filed with the USPTO and in other regions and countries patent applications with respect to the different PLC Technologies and applications on the medium and low voltage distribution grid and for in-building wiring. Our expanding patent portfolio includes six patents issued or allowed by the USPTO and several pending patent applications in the United States and other jurisdictions

While we rely on a combination of copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights, it is possible that our rights relating to the PLC Technologies may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

Litigation may be necessary in the future to enforce our patent portfolio and intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any such litigation will be successful. Litigation could result in substantial costs, including indemnification of customers and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, whether or not this litigation is determined adversely to us. In the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringed technology.

NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted thereunder by the SEC. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements may also make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

CONSOLIDATED EDISON, INC., AN AFFILIATE OF THE CONSOLIDATED EDISON COMPANY OF NEW YORK, INC. OUR PRINCIPAL UTILITY COLLABORATOR, CONTROLS A SIGNIFICANT PORTION OF OUR COMMON STOCK AND COULD CONTROL OR INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

As of March 30, 2005, Consolidated Edison, Inc. our leading utility development collaborator, beneficially owned approximately 22% of the outstanding shares of our Common Stock (prior to the exercise of outstanding warrants and options). In addition, Con Edison is contractually entitled to designate a member of our board of directors, so long as it continues to beneficially hold, in the aggregate, 20% of Ambient's issued and outstanding equity capital. As of the date of this Annual Report, Con Edison has not exercised this right. When and if this right is exercised, Con Edison may be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these events could decrease the market price of our Common Stock.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 30, 2005, we had 161,788,465 shares of Common Stock outstanding. An additional 66,647,872 shares of Common Stock are issuable upon the exercise of outstanding stock options and warrants and upon conversion of the remaining approximately $1.5 million principal amount of our 6% three year convertible debentures (hereinafter, the "2004 Debentures") issued in December 2004 (convertible at a per share exercise price of $0.25). Substantially all of the shares underlying these outstanding options and warrants will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to either a currently effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder.

On January 19, 2005, we filed with the SEC a registration statement covering 114,224,626 shares of our Common Stock, a substantial portion of which are underlying the 2004 Debentures and related warrants. This registration statement became effective on February 1, 2005.

Availability of a significant number of additional shares of our Common Stock for future sale and issuance could depress the price of our Common Stock.

              IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

Provisions of Delaware law, as well as the presence of Con Edison, our largest stockholder, could make it more difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.

FLUCTUATION IN OUR STOCK PRICE VOLATILITY OF TRADING MARKET MAY AFFECT YOUR INVESTMENT.

We cannot guarantee that you will be able to resell the shares of our Common Stock at or above your purchase, exercise or conversion price. The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

        o The progress or perceived progress of our research, development, marketing and commercialization efforts;
        o       Changes in accounting treatments or principles;
        o Announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
        o       Additions or departures of key personnel;
        o Future public and private offerings or resale of our Common Stock or other securities;
        o Stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and
        o       General political, economic and market conditions.

The market price for our Common Stock is highly volatile. The factors enumerated above, as well as various factors affecting the telecommunications and broadband industry generally, and price and volume volatility unrelated to operating performance affecting small and emerging growth companies generally, may have a significant impact on the market price of our Common Stock.

PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN SHARES OF OUR COMMON STOCK.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We do not own any real property. Our corporate office in Newton, Massachusetts is comprised of approximately 11,000 square feet leased at a monthly rental of approximately $11,700 with a scheduled expiration date of August 31, 2006. We have improved this facility to meet our design and development activities. We believe that this facility is sufficient to meet our current requirements and that we would be able to renew our present lease or obtain suitable replacement facilities. We also rent office space in Briarcliff, New York at a monthly rental of $750 with a scheduled expiration date of July 15, 2005.

ITEM 3. LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol "ABTG". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

        The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Electronic Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on March 28, 2005, was $0.28 per share.

                                                      LOW       HIGH
                                                      ----      ----
         Year Ended December 31, 2004
            First Quarter                            $ 0.12    $0.48
            Second Quarter                           $ 0.25    $0.40
            Third Quarter                            $ 0.195   $0.275
            Fourth Quarter                           $ 0.225   $0.505

         Year Ended December 31, 2003
             First Quarter                           $ 0.06    $0.135
             Second Quarter                          $ 0.07    $0.395
             Third Quarter                           $ 0.15    $0.36
             Fourth Quarter                          $ 0.14    $0.325

        As of March 28, 2005, there were 160 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth, as of December 31, 2004, certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 2000 Equity Incentive Plan and the 2002 Non-Employee Directors' Stock Option Plan.

                                EQUITY COMPENSATION PLAN INFORMATION


            Plan Category                    Number of         Weighted-          Number of
                                           securities to        average           securities
                                             be issued      exercise price of     remaining
                                               upon           outstanding      available for
                                            exercise of        options,           future
                                            outstanding        warrants           issuance.
                                             options,         and rights
             ESOP                          warrants and
                                              rights
                                                (a)               (b)               (c)
Equity compensation plan approved by
         security holders                    14,627,000          $.38            1,726,750

Equity compensation plans not approved
         by security holders                  4,690,000          $.72

               Total                         19,317,000          $.46            1,726,750

ITEM 6. PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

        Ambient Corporation is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services. We are currently working with leading electric utilities and technology companies in the development and testing of the principal equipment, components and technologies that comprise our PLC Technologies. Prototypes of these components and technologies presently are being evaluated and deployed in field trials and pilot programs. Our objective over the next twelve months is to intensify our commercialization efforts and continue the design, development and testing of enhanced versions of the equipment and components comprising the PLC Technologies.

        We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. To date, we have devoted substantially all of our efforts towards research and development activities and initial marketing efforts. As of December 31, 2004, we had an accumulated deficit of approximately $75 million (which includes approximately $34 million in stock based charges and other non cash charges.)

        We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. Over the past twelve months we have significantly increased our in-house personnel, primarily in product development and testing, expanded the scope of our pilots with the participation of Con Edison and EarthLink and entered into new collaborative arrangements with leading companies engaged in the PLC field relating to the joint development and commercialization of the PLC Technologies. We intend to continue with these efforts over the next twelve months, as well as expand our internal management and administrative capacities.

MANAGEMENT DISCUSSION AND ANALYSIS

        REVENUES. We recorded first time revenues of $123,000 for the year ended December 31, 2003, representing trial and consulting fees. No revenues were recorded for the year ended December 31, 2004.

        We presently have no agreements with any electric utility or Internet service provider or reseller or other party regarding any revenue generating arrangement with respect to our PLC Technologies.

        If and when the PLC Technologies are commercially deployed in a PLC system, we anticipate that we will be able to generate revenue principally from one or more of the following: PLC network design and installation, sale and support of the underlying components and potential license fees collected from utilities, technology companies or Internet service providers. Our management believes that we will be able to refine our strategy and the potential sources of revenue as the industry nears significant commercial deployment.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development cash expenses consist of expenses incurred primarily in designing, developing and field testing our PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties cash expenditures. Research and development expenses for the years ended December 31, 2004 and 2003 were approximately $2.5 million and $1 million, respectively. The increase in research and development expenses in 2004 compared to 2003 is primarily attributable to an increase in the product design and development efforts.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the year ended December 31, 2004 and 2003 were approximately $2.4 million and $1.4 million, respectively. We expect that our general and administrative expenses will increase over the next twelve months as we increase our efforts to market and commercialize our PLC Technologies.

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

VALUATION OF STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation (see Note 2 of the Notes to the Consolidated Financial statements) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

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

DEFERRED INCOME TAXES.

        Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2004, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 2004, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

        In June 2003, we raised net proceeds of $595,000 from a private placement of 5,187,500 shares of our Common Stock to private investors.

        In September 2003, we raised $400,000 from the sale of a 6% Convertible Debenture due October 31, 2003 (the "Bridge Financing"). The outstanding amount on this debenture was repaid from the proceeds of the October 2003 Financing (discussed below).

        In October and November 2003, we sold $4,655,000 aggregate principal amount of our convertible debentures (the "October 2003 Financing") in a private placement in which we received net proceeds of approximately $3.8 million (after deducting approximately $700,000 in respect of the repayment of the Bridge Financing, fees, and commissions). In connection with the October 2003 Financing, we issued warrants to purchase up to 19,395,833 shares of our Common Stock at a per share exercise price of $0.25. Throughout 2004, warrants for approximately 22.3 shares of Common Stock were exercised, resulting in additional net cash proceeds to Ambient during such period of approximately $4.3 million.

        In February 2004, EarthLink invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000 and (ii) 2,083,333 shares of Common Stock. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

        In December 2004, we sold $5,500,000 aggregate principal amount of our convertible debentures and warrants, receiving net proceeds of approximately $4.9 million after the payment of offering related fees and expenses.

        At December 31, 2004, cash and cash equivalents were approximately $7 million. Our cash and cash equivalents are held in a variety of interest bearing instruments with institutions that have a minimum investment grade rating of Moody's A1, Standard and Poor A, or Fitch A+.

        Net cash used in operating activities during the year ended December 31, 2004 was approximately $4.9 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing pilots and to further prepare for the commercialization phase of our PLC Technologies, we have inventory of approximately $355,000 as of December 31, 2004.

        Management believes that our existing cash and cash equivalents will be sufficient to fund our operations through December 31, 2005. However, our existing resources may not be sufficient to support the commercial introduction, production and delivery of our technologies and we may need to raise additional capital for such purposes. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2004. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

        Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s, SHARE-BASED PAYMENT ("SFAS No. 123(R)") fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and net loss per share in Note 2 to our consolidated financial statements. This statement is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current financial statements.

        In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this Standard to have a significant impact on its current financial statements.

        In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current financial statements.

ITEM 7. FINANCIAL STATEMENTS

        The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Brightman Almagor & Co, a member of Deloitte Touche & Tohmatsu located in Tel Aviv, Israel ("Brightman"), independent auditors, audited our consolidated financial statements for the years ended December 31, 2001 and 2002.

        During the fiscal years ended December 31, 2001 and 2002 and from January 1, through May 12, 2003 there were no disagreements between the Company and Brightman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

        On January 21, 2004, the audit committee of our board of directors (the "Audit Committee") engaged Rotenberg Meril Solomon Bertiger Guittilla, P.C. located in Saddle Brook, NJ ("RMSB&G") to serve as our independent public accountants for the audit of our consolidated financial statements for the year ended December 31, 2003. The Audit Committee engaged RMSB&G in May 2003 to review our periodic reports on Form 10-QSB for 2003.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1   Certificate of Incorporation of Ambient Corporation, as amended (1)
3.2   Bylaws of Ambient, as amended (1)
4.1   Specimen Stock Certificate (1)
4.2   Form of Ambient Promissory Note (3)
4.3   Form of Ambient Warrant (3)
4.4   Form of Two Year Ambient Warrant issued on or about June 2003 (6)
4.5 Form of Three Year Warrant issued to the Holders of the 6% Convertible Debentures in October - November 2003 (7)
4.6 Form of 6% Three Year Convertible Debenture issued by Ambient Corporation on December 23, 2004 (8)
4.7 Form of Common Stock Purchase Warrant issued by Ambient Corporation to certain investors on December 23, 2004. (8)
10.1  Form of the Company's 2000 Equity Incentive Plan (5)
10.2 Restated Employment Agreement between Ambient Corporation and Dr. Yehuda Cern dated December 31, 2001 (2) +
10.3 Stock Purchase Agreement dated as of September 30, 2002 between Ambient and Consolidated Edison, Inc. (4)
10.4  Form of Ambient's 2002 Non-Employee Directors' stock Option Plan (5)
10.5 Amended and Restated Employment Agreement effective as of May 22, 2004 between Ambient Corporation and John Joyce. (9) +

10.6 Amended and Restated Employment Agreement effective as of August 11, 2004 between Ambient Corporation and Ramdas Rao. (9) +
10.7 Form of Securities Purchase Agreement dated as of December 23, 2004, among Ambient Corporation and certain investors. (8)
10.8 Form of Registration Rights Agreement dated as of December 23, 2004, among Ambient Corporation and certain investors. (8)
14    Code of Conduct and Ethics (10)
23.1  Consent of Independent Registered Accounting Firm
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1  Section 1350 Certification
32.2  Section 1350 Certification

        (1) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 33-40045, and incorporated herein by reference.

        (2) Filed as an Exhibit to Ambient's Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

        (3) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2002 and incorporated herein by reference.

        (4) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended September 30, 2002 and incorporated herein by reference.

        (5) Filed as an Exhibit to Ambient's Definitive Proxy Statement on Form 14-A filed on December 10, 2002 and incorporated herein by reference.

        (6) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2003 and incorporated herein by reference.

        (7) Filed as an Exhibit to Ambient's Registration Statement on Form SB-2, No. 333-110112, and incorporated herein by reference.

        (8) Filed as an Exhibit to the Current Report on Form 8-K filed by Ambient on December 27, 2004.

        (9) Filed as an Exhibit to Ambient's Report on Form 10-QSB for the three month period ended June 30, 2004 and incorporated herein by reference.

        (10) Filed as an Exhibit to Ambient's Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

+ Management Agreement

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.


                                          /S/ JOHN J. JOYCE

DATE: MARCH 31, 2005                      JOHN J. JOYCE
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                             DATE

/S/ JOHN JOYCE             CHIEF EXECUTIVE OFFICER,
JOHN JOYCE                 DIRECTOR                          MARCH 31, 2005

/S/ LAUREN FARRELL         CHIEF FINANCIAL OFFICER           MARCH 31, 2005
LAUREN FARRELL

/S/  MICHAEL WIDLAND       DIRECTOR                          MARCH 31, 2005
MICHAEL WIDLAND

/S/ HENRY SEDUSKI          DIRECTOR                          MARCH 31, 2005
HENRY SEDUSKI

/S/ D. HOWARD PIERCE       DIRECTOR                          MARCH 31, 2005
D. HOWARD PIERCE

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ........................    F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets .......................................................    F-2

   Statements of Operations .............................................    F-3

   Statement of Changes in Stockholders' Equity (Deficit) ...............    F-4

   Statements of Cash Flows .............................................    F-5

   Notes to Financial Statements ........................................    F-6

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders of Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation and Subsidiaries (a development stage company) (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) through December 31, 2004. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated financial statements of the Company for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements expressed an unqualified opinion and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period June 1, 1996 (date of inception) through December 31, 2002 reflected a net loss of $60,408,511. The other auditors' report has been previously furnished to us, and our opinion, insofar as it related to the amounts included for such periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

February 25, 2005

                                          AMBIENT CORPORATION
                                     (A Development Stage Company)
                                      CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                             2004           2003
                                                                             ----           ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $   6,954,512   $   2,621,643
   Accounts receivable                                                         12,487          53,134
   Inventory                                                                  354,497         141,695
   Prepaid expenses and other current assets                                  198,639          84,422
                                                                        -------------   -------------

          Total current assets                                              7,520,135       2,900,894

Property and equipment, net                                                   343,407          84,456
Prepaid licensing fees                                                        316,808               -
                                                                        -------------   -------------

          Total assets                                                  $   8,180,350   $   2,985,350
                                                                        =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $     654,223   $     468,590
   Accrued expenses and other current liabilities                             242,752         195,818
   Advance from stockholder                                                   325,000         325,000
                                                                        -------------   -------------

          Total current liabilities                                         1,221,975         989,408

NON-CURRENT LIABILITIES
   Convertible debentures (net of discount of $5,459,813
     and $2,254,923)                                                           40,187         135,077
                                                                        -------------   -------------

          Total liabilities                                                 1,262,162       1,124,485
                                                                        -------------   -------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     300,000,000 shares authorized; 146,639,766 and 97,222,247
     issued; 145,639,766 and 96,222,247 outstanding, respectively             146,640          97,222
   Additional paid-in capital                                              82,031,660      69,428,975
   Deficit accumulated during the development stage                       (74,979,445)    (67,465,332)
   Less: deferred compensation                                                (80,667)              -
    Less: treasury stock; 1,000,000 shares at cost                           (200,000)       (200,000)
                                                                        -------------   -------------

          Total stockholders' equity                                        6,918,188       1,860,865
                                                                        -------------   -------------

          Total liabilities and stockholders' equity                    $   8,180,350   $   2,985,350
                                                                        =============   =============


                            See Notes to Consolidated Financial Statements.

                                                  F-2

                                          AMBIENT CORPORATION
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Cumulative
                                                              Year              From Inception
                                                             Ended                   to
                                                          December 31,           December 31,
                                                              2004           2003           2004
                                                              ----           ----           ----

Revenues                                                $    -          $      123,000  $      123,000

Expenses
    Research and development (1)                             2,522,522         954,918       9,494,666
    Less - Participation by the Office of the
      Chief Scientist of the State of Israel                 -                 -               558,195
                                                        --------------  --------------  --------------
                                                             2,522,522         954,918       8,936,471

Operating, general and administrative expenses (1)           2,387,598       1,379,499      16,708,177
Stock based compensation - net                                  80,464         178,509      17,525,637
                                                        --------------  --------------  --------------

Total expenses                                               4,990,584       2,512,926      43,170,285
                                                        --------------  --------------  --------------

Operating loss                                              (4,990,584)     (2,389,926)    (43,047,285)


Interest expense                                               (31,451)        (29,569)       (736,533)
Amortization of beneficial conversion feature of
  convertible debt                                             (19,810)       (217,416)     (4,115,486)
Amortization of deferred financing costs                    (2,525,295)     (2,603,864)    (10,930,492)
Interest income                                                 53,027           4,813         379,084
Legal settlement                                             -                 -            (1,512,500)
Noncash financing expense                                    -                 -            (1,600,000)
Write-off of convertible note receivable                     -                 -              (490,000)
Company's share in net losses of affiliate                   -                 -            (1,352,207)
                                                        --------------  --------------  --------------

Loss before minority interest and extraordinary item        (7,514,113)     (5,235,962)    (63,405,419)

Minority interest in subsidiary loss                         -                 -                25,000
                                                        --------------  --------------  --------------

Loss before extraordinary item                              (7,514,113)     (5,235,962)    (63,380,419)

Extraordinary item - loss on extinguishment of debt          -                 -            (9,778,167)
                                                        --------------  --------------  --------------

Net loss                                                    (7,514,113)     (5,235,962)    (73,158,586)

Deemed dividends on convertible preferred stock              -                 -            (1,820,859)
                                                        --------------  --------------  --------------

Net loss attributable to common stockholders            $   (7,514,113) $   (5,235,962) $  (74,979,445)
                                                        ==============  ==============  ==============

Basic and diluted loss per share:
      Loss before extraordinary item                    $        (0.06) $        (0.07)
      Extraordinary loss from extinguishment of debt         -                 -
                                                        --------------  --------------

   Net loss                                             $        (0.06) $        (0.07)
                                                        ==============  ==============

Weighted average number of shares outstanding              135,252,696      75,428,708
                                                        ==============  ==============

(1) Excludes non-cash,  stock based compensation
      expense as follows:
    Research and development, net                       $    -          $       23,855  $    1,454,192
    Operating, general and administrative, net                  80,464         154,654      16,071,445
                                                        --------------  --------------  --------------

                                                        $       80,464  $      178,509  $   17,525,637
                                                        ==============  ==============  ==============

                            See Notes to Consolidated Financial Statements.

                                                  F-3


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                 Convertible
                                                                                               Preferred Stock
                                                                                          Shares                Amount
                                                                                  -----------------------  ------------------
Issuance of common stock to founders for nominal consideration - July 1996                                 $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 1996                                                                 -                      -

Issuance of common stock to employees for services - March 1997
Issuance of common stock to employees for services - August 1997
Stock issued in connection with private placement of notes - September 1997
Issuance of common stock to advisor for services - September 1997
Stock issued in connection with private placement of notes - October 1997
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 1997                                                                 -                      -

Stock issued pursuant to consulting agreement
Initial public offering in February 1998
Stock issued in connection with short-term debt financing
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 1998                                                                 -                      -

Stock issued pursuant to consulting agreement - January 1999
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - April 1999
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 1999                                                                 -                      -


Stock issued in respect of extinguishment of debt - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - February 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued pursuant to consulting agreement - March 2000
Stock issued for services - May 2000
Stock issued pursuant to settlement agreement
Common stock issued in private placement, net of offering costs - July 2000
Preferred stock issued in private placement, net of offering costs - August 200                1,125,000               1,125
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000
Stock issued upon conversion of debentures -  September and November 2000
Stock issued upon conversion of debentures - November 2000
Stock issued upon conversion of preferred stock -  November 2000                              (1,125,000)             (1,125)
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 2000                                                                 -                      -

Common stock issued in private placement, net of offering costs - March 2001
Common stock issued for purchase of minority interest
Stock issued pursuant to consulting agreement - March 2001
Stock issued pursuant to consulting agreement - April 2001
Common stock issued in private placement, net of offering costs - June 2001
Stock issued as finders fee - June 2001
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 2001                                                                 -                      -

Stock and warrants issued for rent reduction - April - December 2002
Stock and warrants issued in private placement - July 2002
Stock and warrants issued as repayment of loans - September 2002
Stock issued as payment accrued salaries  - September 2002
Stock and warrants issued upon conversion of debt - September 2002
Common stock issued for cash - September 2002
Stock issued upon conversion of debt - October 2002
Common stock issued for cash - October 2002
Common stock issued for cash - November 2002
Stock issued upon conversion of debt - November 2002
Stock issued upon conversion of debt - December 2002
Common stock issued for cash - December 2002
Exercise of warrants
Options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 2002                                                                 -              $       -

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

Net loss
                                                                                  -----------------------  ------------------

Balance - December 31, 2003                                                                 -                      -

Common stock issued for amounts payable - Jan. 2004
Warrants issued as reduction in accounts payable Jan 2004
Common stock and warrants issued for cash - Jan. 2004
Issuance of warrants in connection with convertible debentures - Jan 2004
Stock issued upon conversion of debentures and interest - Jan - Mar 2004
Stock issued upon exercise of warrants - Jan - Mar 2004
Stock issued upon conversion of debentures and interest - Apr - June 2004
Stock issued upon exercise of warrants - Apr - June 2004
Stock issued upon exercise of warrants - October - December 2004
Issuance of warrants in connection with convertible debentures - December 2004
Beneficial conversion feature of debentures issued - December 2004
Options issued
Exercise of stock options
Amortization of deferred stock - based compensation
Net loss

                                                                                  -----------------------  ------------------
Balance - December 31, 2004                                                                 -              $       -
                                                                                  =======================  ==================



                                                                                                     Common Stock
                                                                                             Shares               Amount
                                                                                        -----------------    ------------------

Issuance of common stock to founders for nominal consideration - July 1996                     2,028,833     $           2,029
Issuance of common stock to employees for services - September 1996                                5,000                     5
Issuance of common stock to employees for services - October 1996                                195,333                   195
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 1996                                                                    2,229,166                 2,229

Issuance of common stock to employees for services - March 1997                                   20,000                    20
Issuance of common stock to employees for services - August 1997                                  84,167                    84
Stock issued in connection with private placement of notes - September 1997                       60,000                    60
Issuance of common stock to advisor for services - September 1997                                  6,000                     6
Stock issued in connection with private placement of notes - October 1997                         20,000                    20
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 1997                                                                    2,419,333                 2,419

Stock issued pursuant to consulting agreement                                                     75,000                    75
Initial public offering in February 1998                                                         525,000                   525
Stock issued in connection with short-term debt financing                                         20,000                    20
Additional stock pursuant to founders agreement for nominal consideration                         35,000                    35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 1998                                                                    3,074,333                 3,074

Stock issued pursuant to consulting agreement - January 1999                                       4,000                     4
Stock issued pursuant to consulting agreement - February 1999                                     15,000                    15
Stock issued pursuant to consulting agreement - February 1999                                     22,500                    23
Stock issued pursuant to consulting agreement - April 1999                                        15,000                    15
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 1999                                                                    3,130,833                 3,131


Stock issued in respect of extinguishment of debt - February 2000                              3,490,000                 3,490
Stock issued pursuant to consulting agreement - February 2000                                    700,000                   700
Stock issued pursuant to consulting agreement - February 2000                                    180,000                   180
Stock issued pursuant to consulting agreement - February 2000                                     70,000                    70
Stock issued pursuant to consulting agreement - February 2000                                     25,000                    25
Warrants issued pursuant to consulting agreement - February 2000
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000                                    589,750                   590
Stock issued pursuant to consulting agreement - February 2000                                    300,000                   300
Stock issued pursuant to consulting agreement - March 2000                                       250,000                   250
Stock issued pursuant to consulting agreement - March 2000                                       100,000                   100
Stock issued pursuant to consulting agreement - March 2000                                       346,250                   346
Stock issued pursuant to consulting agreement - March 2000                                       200,000                   200
Stock issued for services - May 2000                                                              67,250                    67
Stock issued pursuant to settlement agreement                                                    250,000                   250
Common stock issued in private placement, net of offering costs - July 2000                    1,000,000                 1,000
Preferred stock issued in private placement, net of offering costs - August 200
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                  200,000                   200
Stock issued upon conversion of debentures -  September and November 2000                      5,000,000                 5,000
Stock issued upon conversion of debentures - November 2000                                     3,711,711                 3,712
Stock issued upon conversion of preferred stock -  November 2000                               1,125,000                 1,125
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                             640,000                   640
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 2000                                                                   21,375,794                21,376

Common stock issued in private placement, net of offering costs - March 2001                     350,000                   350
Common stock issued for purchase of minority interest                                            400,000                   400
Stock issued pursuant to consulting agreement - March 2001                                       650,000                   650
Stock issued pursuant to consulting agreement - April 2001                                       202,500                   203
Common stock issued in private placement, net of offering costs - June 2001                    1,299,090                 1,299
Stock issued as finders fee - June 2001                                                          250,000                   250
Warrants issued pursuant to consulting agreement - June 2001
Warrants issued pursuant to consulting agreement - August 2001
Warrants issued pursuant to consulting agreements - November 2001
Stock issued for services - November 2001                                                        650,000                   650
Warrants issued pursuant to consulting agreements - December 2001
Common stock issued for note receivable - December 2001                                        1,000,000                 1,000
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 2001                                                                   26,177,384                26,178

Stock and warrants issued for rent reduction - April - December 2002                             562,500                   563
Stock and warrants issued in private placement - July 2002                                       400,000                   400
Stock and warrants issued as repayment of loans - September 2002                               1,500,000                 1,500
Stock issued as payment accrued salaries  - September 2002                                     4,104,000                 4,104
Stock and warrants issued upon conversion of debt - September 2002                             1,332,833                 1,333
Common stock issued for cash - September 2002                                                 12,250,000                12,250
Stock issued upon conversion of debt - October 2002                                            1,000,000                 1,000
Common stock issued for cash - October 2002                                                    5,000,000                 5,000
Common stock issued for cash - November 2002                                                   5,000,000                 5,000
Stock issued upon conversion of debt - November 2002                                             183,334                   183
Stock issued upon conversion of debt - December 2002                                              83,333                    83
Common stock issued for cash - December 2002                                                   5,000,000                 5,000
Exercise of warrants                                                                           1,125,000                 1,125
Options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 2002                                                             $     63,718,384     $          63,719

Common stock issued for cash - Jan  - Feb 2003                                                 7,750,000                 7,750
Common stock issued for cash - June 2003                                                       5,289,062                 5,289
Stock issued upon conversion of debt - June 2003                                                 100,000                   100
Stock and warrants issued for rent reduction - Jan  - June 2003                                  532,888                   533
Warrants issued as reduction in accounts payable June 2003
Issuance of warrants in connection with convertible debentures - September 2003
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003
Stock issued upon conversion of debentures -  November and December 2003                      18,918,192                18,918
Cashless exercise of warrants - November 2003                                                    883,721                   884
Options and warrants issued
Exercise of stock options                                                                         30,000                    30
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued
Cancelation of note receivable

Net loss
                                                                                        -----------------    ------------------

Balance - December 31, 2003                                                                   97,222,247                97,222

Common stock issued for amounts payable - Jan. 2004                                              964,286                   964
Warrants issued as reduction in accounts payable Jan 2004
Common stock and warrants issued for cash - Jan. 2004                                          2,083,333                 2,083
Issuance of warrants in connection with convertible debentures - Jan 2004
Stock issued upon conversion of debentures and interest - Jan - Mar 2004                      20,250,530                20,251
Stock issued upon exercise of warrants - Jan - Mar 2004                                       19,129,948                19,130
Stock issued upon conversion of debentures and interest - Apr - June 2004                      2,107,248                 2,107
Stock issued upon exercise of warrants - Apr - June 2004                                       2,472,328                 2,472
Stock issued upon exercise of warrants - October - December 2004                               1,764,096                 1,764


Issuance of warrants in connection with convertible debentures - December 2004
Beneficial conversion feature of debentures issued - December 2004
Options issued
Exercise of stock options                                                                        645,750                   646
Amortization of deferred stock - based compensation
Net loss

                                                                                        -----------------    ------------------
Balance - December 31, 2004                                                                  146,639,766     $         146,640
                                                                                        =================    ==================





                                                                                           Additional             Note
                                                                                             Paid-in           Receivable
                                                                                             Capital          Stockholder
                                                                                        ------------------    -------------

Issuance of common stock to founders for nominal consideration - July 1996              $                     $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1996                                                                     -                  -

Issuance of common stock to employees for services - March 1997                                    50,000
Issuance of common stock to employees for services - August 1997                                  336,668
Stock issued in connection with private placement of notes - September 1997                       239,940
Issuance of common stock to advisor for services - September 1997                                  23,994
Stock issued in connection with private placement of notes - October 1997                          79,980
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1997                                                                       730,582          -

Stock issued pursuant to consulting agreement                                                     654,925
Initial public offering in February 1998                                                        3,432,502
Stock issued in connection with short-term debt financing                                          99,980
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units                                             21,600
Options granted pursuant to consulting agreement                                                    1,600
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1998                                                                     4,941,189          -

Stock issued pursuant to consulting agreement - January 1999                                        7,996
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999                                      69,977
Stock issued pursuant to consulting agreement - April 1999                                         12,173
Warrants issued pursuant to consulting agreement - April 1999                                      10,260
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1999                                                                     5,041,595          -

                                                                                                   75,328
Stock issued in respect of extinguishment of debt - February 2000                              10,466,510
Stock issued pursuant to consulting agreement - February 2000                                   2,099,300
Stock issued pursuant to consulting agreement - February 2000                                     539,820
Stock issued pursuant to consulting agreement - February 2000                                     192,430
Stock issued pursuant to consulting agreement - February 2000                                      68,725
Warrants issued pursuant to consulting agreement - February 2000                                1,500,000
Warrants issued to convertible debenture holders - February, April and November 2000            1,144,805
Stock issued pursuant to consulting agreement - February 2000                                   1,768,660
Stock issued pursuant to consulting agreement - February 2000                                   1,246,560
Stock issued pursuant to consulting agreement - March 2000                                      1,499,750
Stock issued pursuant to consulting agreement - March 2000                                        587,400
Stock issued pursuant to consulting agreement - March 2000                                      2,033,873
Stock issued pursuant to consulting agreement - March 2000                                      1,149,800
Stock issued for services - May 2000                                                              130,196
Stock issued pursuant to settlement agreement                                                   1,312,250
Common stock issued in private placement, net of offering costs - July 2000                     1,799,000
Preferred stock issued in private placement, net of offering costs - August 200                 1,819,734
Warrants issued to convertible debenture holders - July  through September 2000                 3,447,147
Warrants issued in connection with private placement  - September 2000                            410,495
Stock and stock options issued pursuant to severance agreement - September 2000                 1,756,042
Stock issued upon conversion of debentures -  September and November 2000                         795,680
Stock issued upon conversion of debentures - November 2000                                      8,490,545
Stock issued upon conversion of preferred stock -  November 2000
Stock options issued to employees                                                               4,059,080
Stock options issued to consultants                                                             1,999,329
Stock options and warrants exercised
Beneficial conversion feature of debentures issued                                              3,878,260
Deemed dividend on convertible preferred stock                                                  1,820,859
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2000                                                                    61,133,173          -

Common stock issued in private placement, net of offering costs - March 2001                      308,153
Common stock issued for purchase of minority interest                                             862,000
Stock issued pursuant to consulting agreement - March 2001                                        992,413
Stock issued pursuant to consulting agreement - April 2001                                        309,623
Common stock issued in private placement, net of offering costs - June 2001                     1,133,531
Stock issued as finders fee - June 2001                                                              (250)
Warrants issued pursuant to consulting agreement - June 2001                                       90,648
Warrants issued pursuant to consulting agreement - August 2001                                     12,553
Warrants issued pursuant to consulting agreements - November 2001                                  13,087
Stock issued for services - November 2001                                                         109,850
Warrants issued pursuant to consulting agreements - December 2001                                   4,355
Common stock issued for note receivable - December 2001                                           199,000         (200,000)
Re-measurement of deferred compensation                                                        (5,235,512)
Cancellation of options and warrants                                                             (614,941)
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2001                                                                    59,317,682         (200,000)

Stock and warrants issued for rent reduction - April - December 2002                               44,438
Stock and warrants issued in private placement - July 2002                                         68,918
Stock and warrants issued as repayment of loans - September 2002                                   98,500
Stock issued as payment accrued salaries  - September 2002                                        201,096
Stock and warrants issued upon conversion of debt - September 2002                                186,107
Common stock issued for cash - September 2002                                                     537,750
Stock issued upon conversion of debt - October 2002                                               119,000
Common stock issued for cash - October 2002                                                       195,000
Common stock issued for cash - November 2002                                                      195,000
Stock issued upon conversion of debt - November 2002                                               21,817
Stock issued upon conversion of debt - December 2002                                                9,917
Common stock issued for cash - December 2002                                                      195,000
Exercise of warrants                                                                               10,125
Options and warrants issued                                                                       296,955
Amortization of deferred stock - based compensation
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2002                                                             $      61,497,304     $   (200,000)

Common stock issued for cash - Jan  - Feb 2003                                                    302,250
Common stock issued for cash - June 2003                                                          590,023
Stock issued upon conversion of debt - June 2003                                                    9,900
Stock and warrants issued for rent reduction - Jan  - June 2003                                    42,098
Warrants issued as reduction in accounts payable June 2003                                        120,000
Issuance of warrants in connection with convertible debentures - September 2003                   163,787
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003                                   4,151,906
Stock issued upon conversion of debentures -  November and December 2003                        2,251,265
Cashless exercise of warrants - November 2003                                                        (884)
Options and warrants issued                                                                        83,639
Exercise of stock options                                                                             270
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued                                                217,416
Cancelation of note receivable                                                                                     200,000

Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2003                                                                    69,428,975                0

Common stock issued for amounts payable - Jan. 2004                                               134,036
Warrants issued as reduction in accounts payable Jan 2004                                          15,000
Common stock and warrants issued for cash - Jan. 2004                                             247,917
Issuance of warrants in connection with convertible debentures - Jan 2004                         250,000
Stock issued upon conversion of debentures and interest - Jan - Mar 2004                        2,204,083
Stock issued upon exercise of warrants - Jan - Mar 2004                                         4,212,462
Stock issued upon conversion of debentures and interest - Apr - June 2004                         177,859
Stock issued upon exercise of warrants - Apr - June 2004                                          179,693
Stock issued upon exercise of warrants - October - December 2004                                   (1,764)
Issuance of warrants in connection with convertible debentures - December 2004                  2,193,411
Beneficial conversion feature of debentures issued - December 2004                              2,711,554
Options issued                                                                                    161,131
Exercise of stock options                                                                         117,304
Amortization of deferred stock - based compensation
Net loss

                                                                                        ------------------    -------------
Balance - December 31, 2004                                                             $      82,031,660     $          0
                                                                                        ==================    =============






                                                                                            Deferred            Treasury
                                                                                          Compensation           Stock
                                                                                        ------------------    -------------

Issuance of common stock to founders for nominal consideration - July 1996              $                     $
Issuance of common stock to employees for services - September 1996
Issuance of common stock to employees for services - October 1996
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1996                                                                     -                  -

Issuance of common stock to employees for services - March 1997                                   (50,000)
Issuance of common stock to employees for services - August 1997                                 (336,668)
Stock issued in connection with private placement of notes - September 1997
Issuance of common stock to advisor for services - September 1997
Stock issued in connection with private placement of notes - October 1997
Amortization of deferred stock - based compensation                                               145,556
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1997                                                                      (241,112)         -

Stock issued pursuant to consulting agreement                                                    (655,000)
Initial public offering in February 1998
Stock issued in connection with short-term debt financing
Additional stock pursuant to founders agreement for nominal consideration
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement                                                   (1,600)
Amortization of deferred stock - based compensation                                               658,029
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1998                                                                      (239,683)         -

Stock issued pursuant to consulting agreement - January 1999                                       (8,000)
Stock issued pursuant to consulting agreement - February 1999
Stock issued pursuant to consulting agreement - February 1999                                     (70,000)
Stock issued pursuant to consulting agreement - April 1999                                        (12,188)
Warrants issued pursuant to consulting agreement - April 1999
Amortization of deferred stock - based compensation                                               325,808
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 1999                                                                        (4,063)         -


Stock issued in respect of extinguishment of debt - February 2000
Stock issued pursuant to consulting agreement - February 2000                                  (2,100,000)
Stock issued pursuant to consulting agreement - February 2000                                    (540,000)
Stock issued pursuant to consulting agreement - February 2000                                    (192,500)
Stock issued pursuant to consulting agreement - February 2000                                     (68,750)
Warrants issued pursuant to consulting agreement - February 2000                               (1,500,000)
Warrants issued to convertible debenture holders - February, April and November 2000
Stock issued pursuant to consulting agreement - February 2000                                  (1,769,250)
Stock issued pursuant to consulting agreement - February 2000                                  (1,246,860)
Stock issued pursuant to consulting agreement - March 2000                                     (1,500,000)
Stock issued pursuant to consulting agreement - March 2000                                       (587,500)
Stock issued pursuant to consulting agreement - March 2000                                     (2,034,219)
Stock issued pursuant to consulting agreement - March 2000                                     (1,150,000)
Stock issued for services - May 2000
Stock issued pursuant to settlement agreement
Common stock issued in private placement, net of offering costs - July 2000
Preferred stock issued in private placement, net of offering costs - August 200
Warrants issued to convertible debenture holders - July  through September 2000
Warrants issued in connection with private placement  - September 2000
Stock and stock options issued pursuant to severance agreement - September 2000                (1,756,242)
Stock issued upon conversion of debentures -  September and November 2000
Stock issued upon conversion of debentures - November 2000
Stock issued upon conversion of preferred stock -  November 2000
Stock options issued to employees                                                              (4,059,080)
Stock options issued to consultants                                                            (1,999,329)
Stock options and warrants exercised
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation                                            16,067,085
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2000                                                                    (4,440,708)         -

Common stock issued in private placement, net of offering costs - March 2001
Common stock issued for purchase of minority interest                                            (862,400)
Stock issued pursuant to consulting agreement - March 2001                                       (993,063)
Stock issued pursuant to consulting agreement - April 2001                                       (309,825)
Common stock issued in private placement, net of offering costs - June 2001
Stock issued as finders fee - June 2001
Warrants issued pursuant to consulting agreement - June 2001                                      (90,648)
Warrants issued pursuant to consulting agreement - August 2001                                    (12,553)
Warrants issued pursuant to consulting agreements - November 2001                                 (13,087)
Stock issued for services - November 2001                                                        (110,500)
Warrants issued pursuant to consulting agreements - December 2001                                  (4,355)
Common stock issued for note receivable - December 2001
Re-measurement of deferred compensation                                                         3,526,232
Cancellation of options and warrants                                                              614,941
Amortization of deferred stock - based compensation                                             2,122,931
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2001                                                                      (573,035)         -

Stock and warrants issued for rent reduction - April - December 2002
Stock and warrants issued in private placement - July 2002
Stock and warrants issued as repayment of loans - September 2002
Stock issued as payment accrued salaries  - September 2002
Stock and warrants issued upon conversion of debt - September 2002
Common stock issued for cash - September 2002
Stock issued upon conversion of debt - October 2002
Common stock issued for cash - October 2002
Common stock issued for cash - November 2002
Stock issued upon conversion of debt - November 2002
Stock issued upon conversion of debt - December 2002
Common stock issued for cash - December 2002
Exercise of warrants
Options and warrants issued                                                                      (296,955)
Amortization of deferred stock - based compensation                                               817,751
Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2002                                                             $         (52,239)    $    -

Common stock issued for cash - Jan  - Feb 2003
Common stock issued for cash - June 2003
Stock issued upon conversion of debt - June 2003
Stock and warrants issued for rent reduction - Jan  - June 2003
Warrants issued as reduction in accounts payable June 2003
Issuance of warrants in connection with convertible debentures - September 2003
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003
Stock issued upon conversion of debentures -  November and December 2003
Cashless exercise of warrants - November 2003
Options and warrants issued                                                                       (83,639)
Exercise of stock options
Amortization of deferred stock - based compensation                                               135,878
Beneficial conversion feature of debentures issued
Cancelation of note receivable                                                                                    (200,000)

Net loss
                                                                                        ------------------    -------------

Balance - December 31, 2003                                                                             0         (200,000)

Common stock issued for amounts payable - Jan. 2004
Warrants issued as reduction in accounts payable Jan 2004
Common stock and warrants issued for cash - Jan. 2004
Issuance of warrants in connection with convertible debentures - Jan 2004
Stock issued upon conversion of debentures and interest - Jan - Mar 2004
Stock issued upon exercise of warrants - Jan - Mar 2004
Stock issued upon conversion of debentures and interest - Apr - June 2004
Stock issued upon exercise of warrants - Apr - June 2004
Stock issued upon exercise of warrants - October - December 2004
Issuance of warrants in connection with convertible debentures - December 2004
Beneficial conversion feature of debentures issued - December 2004
Options issued                                                                                   (161,131)
Exercise of stock options
Amortization of deferred stock - based compensation                                                80,464
Net loss

                                                                                        ------------------    -------------
Balance - December 31, 2004                                                             $         (80,667)    $   (200,000)
                                                                                        ==================    =============



                                                                                            Deficit
                                                                                          Accumulated
                                                                                             During
                                                                                          Development
                                                                                             Stage              Total
                                                                                        -----------------  -----------------

Issuance of common stock to founders for nominal consideration - July 1996                                 $          2,029
Issuance of common stock to employees for services - September 1996                                                       5
Issuance of common stock to employees for services - October 1996                                                       195
Net loss                                                                                        (693,995)          (693,995)
                                                                                        -----------------  -----------------

Balance - December 31, 1996                                                                     (693,995)          (691,766)

Issuance of common stock to employees for services - March 1997                                                          20
Issuance of common stock to employees for services - August 1997                                                         84
Stock issued in connection with private placement of notes - September 1997                                         240,000
Issuance of common stock to advisor for services - September 1997                                                    24,000
Stock issued in connection with private placement of notes - October 1997                                            80,000
Amortization of deferred stock - based compensation                                                                 145,556
Net loss                                                                                      (1,432,815)        (1,432,815)
                                                                                        -----------------  -----------------

Balance - December 31, 1997                                                                   (2,126,810)        (1,634,921)

Stock issued pursuant to consulting agreement                                                                             0
Initial public offering in February 1998                                                                          3,433,027
Stock issued in connection with short-term debt financing                                                           100,000
Additional stock pursuant to founders agreement for nominal consideration                                                35
Warrants issued pursuant to private placement of units                                                               21,600
Options granted pursuant to consulting agreement                                                                          0
Amortization of deferred stock - based compensation                                                                 658,029
Net loss                                                                                      (2,820,314)        (2,820,314)
                                                                                        -----------------  -----------------

Balance - December 31, 1998                                                                   (4,947,124)          (242,544)

Stock issued pursuant to consulting agreement - January 1999                                                              0
Stock issued pursuant to consulting agreement - February 1999                                                            15
Stock issued pursuant to consulting agreement - February 1999                                                             0
Stock issued pursuant to consulting agreement - April 1999                                                                0
Warrants issued pursuant to consulting agreement - April 1999                                                        10,260
Amortization of deferred stock - based compensation                                                                 325,808
Net loss                                                                                      (1,131,404)        (1,131,404)
                                                                                        -----------------  -----------------

Balance - December 31, 1999                                                                   (6,078,528)        (1,037,865)

                                                                                                                     75,328
Stock issued in respect of extinguishment of debt - February 2000                                                10,470,000
Stock issued pursuant to consulting agreement - February 2000                                                             0
Stock issued pursuant to consulting agreement - February 2000                                                             0
Stock issued pursuant to consulting agreement - February 2000                                                             0
Stock issued pursuant to consulting agreement - February 2000                                                             0
Warrants issued pursuant to consulting agreement - February 2000                                                          0
Warrants issued to convertible debenture holders - February, April and November 2000                              1,144,805
Stock issued pursuant to consulting agreement - February 2000                                                             0
Stock issued pursuant to consulting agreement - February 2000                                                             0
Stock issued pursuant to consulting agreement - March 2000                                                                0
Stock issued pursuant to consulting agreement - March 2000                                                                0
Stock issued pursuant to consulting agreement - March 2000                                                                0
Stock issued pursuant to consulting agreement - March 2000                                                                0
Stock issued for services - May 2000                                                                                130,263
Stock issued pursuant to settlement agreement                                                                     1,312,500
Common stock issued in private placement, net of offering costs - July 2000                                       1,800,000
Preferred stock issued in private placement, net of offering costs - August 200                                   1,820,859
Warrants issued to convertible debenture holders - July  through September 2000                                   3,447,147
Warrants issued in connection with private placement  - September 2000                                              410,495
Stock and stock options issued pursuant to severance agreement - September 2000                                           0
Stock issued upon conversion of debentures -  September and November 2000                                           800,680
Stock issued upon conversion of debentures - November 2000                                                        8,494,257
Stock issued upon conversion of preferred stock -  November 2000                                                          0
Stock options issued to employees                                                                                         0
Stock options issued to consultants                                                                                       0
Stock options and warrants exercised                                                                                    640
Beneficial conversion feature of debentures issued                                                                3,878,260
Deemed dividend on convertible preferred stock                                                                    1,820,859
Amortization of deferred stock - based compensation                                                              16,067,085
Net loss                                                                                     (42,640,886)       (42,640,886)
                                                                                        -----------------  -----------------

Balance - December 31, 2000                                                                  (48,719,414)         7,994,427

Common stock issued in private placement, net of offering costs - March 2001                                        308,503
Common stock issued for purchase of minority interest                                                                     0
Stock issued pursuant to consulting agreement - March 2001                                                                0
Stock issued pursuant to consulting agreement - April 2001                                                                0
Common stock issued in private placement, net of offering costs - June 2001                                       1,134,830
Stock issued as finders fee - June 2001                                                                                   0
Warrants issued pursuant to consulting agreement - June 2001                                                              0
Warrants issued pursuant to consulting agreement - August 2001                                                            0
Warrants issued pursuant to consulting agreements - November 2001                                                         0
Stock issued for services - November 2001                                                                                 0
Warrants issued pursuant to consulting agreements - December 2001                                                         0
Common stock issued for note receivable - December 2001                                                                   0
Re-measurement of deferred compensation                                                                          (1,709,280)
Cancellation of options and warrants                                                                                      0
Amortization of deferred stock - based compensation                                                               2,122,931
Net loss                                                                                     (10,029,583)       (10,029,583)
                                                                                        -----------------  -----------------

Balance - December 31, 2001                                                                  (58,748,997)          (178,172)

Stock and warrants issued for rent reduction - April - December 2002                                                 45,000
Stock and warrants issued in private placement - July 2002                                                           69,318
Stock and warrants issued as repayment of loans - September 2002                                                    100,000
Stock issued as payment accrued salaries  - September 2002                                                          205,200
Stock and warrants issued upon conversion of debt - September 2002                                                  187,440
Common stock issued for cash - September 2002                                                                       550,000
Stock issued upon conversion of debt - October 2002                                                                 120,000
Common stock issued for cash - October 2002                                                                         200,000
Common stock issued for cash - November 2002                                                                        200,000
Stock issued upon conversion of debt - November 2002                                                                 22,000
Stock issued upon conversion of debt - December 2002                                                                 10,000
Common stock issued for cash - December 2002                                                                        200,000
Exercise of warrants                                                                                                 11,250
Options and warrants issued                                                                                               0
Amortization of deferred stock - based compensation                                                                 817,751
Net loss                                                                                      (3,480,373)        (3,480,373)
                                                                                        -----------------  -----------------

Balance - December 31, 2002                                                                  (62,229,370)  $       (920,586)

Common stock issued for cash - Jan  - Feb 2003                                                                      310,000
Common stock issued for cash - June 2003                                                                            595,312
Stock issued upon conversion of debt - June 2003                                                                     10,000
Stock and warrants issued for rent reduction - Jan  - June 2003                                                      42,631
Warrants issued as reduction in accounts payable June 2003                                                          120,000
Issuance of warrants in connection with convertible debentures - September 2003                                     163,787
Issuance of warrants in connection with convertible debentures -
                               October 2003 and November 2003                                                     4,151,906
Stock issued upon conversion of debentures -  November and December 2003                                          2,270,183
Cashless exercise of warrants - November 2003
Options and warrants issued
Exercise of stock options                                                                                               300
Amortization of deferred stock - based compensation                                                                 135,878
Beneficial conversion feature of debentures issued                                                                  217,416
Cancelation of note receivable

Net loss                                                                                      (5,235,962)        (5,235,962)
                                                                                        -----------------  -----------------

Balance - December 31, 2003                                                                  (67,465,332)         1,860,865

Common stock issued for amounts payable - Jan. 2004                                                                 135,000
Warrants issued as reduction in accounts payable Jan 2004                                                            15,000
Common stock and warrants issued for cash - Jan. 2004                                                               250,000
Issuance of warrants in connection with convertible debentures - Jan 2004                                           250,000
Stock issued upon conversion of debentures and interest - Jan - Mar 2004                                          2,224,334
Stock issued upon exercise of warrants - Jan - Mar 2004                                                           4,231,592
Stock issued upon conversion of debentures and interest - Apr - June 2004                                           179,966
Stock issued upon exercise of warrants - Apr - June 2004                                                            182,165
Stock issued upon exercise of warrants - October - December 2004                                                      -
Issuance of warrants in connection with convertible debentures - December 2004                                    2,193,411
Beneficial conversion feature of debentures issued - December 2004                                                2,711,554
Options issued                                                                                                        -
Exercise of stock options                                                                                           117,950
Amortization of deferred stock - based compensation                                                                  80,464
Net loss                                                                                      (7,514,113)        (7,514,113)

                                                                                        -----------------  -----------------
Balance - December 31, 2004                                                             $    (74,979,445)  $      6,918,188
                                                                                        =================  =================


                                           See Notes to Consolidated Financial Statements.

                                                                 F-4

                                                    AMBIENT CORPORATION
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                             Cumulative
                                                                                        Year               From Inception
                                                                                        Ended                    to
                                                                                      December 31,           December 31,
                                                                                  2004           2003            2004
                                                                                  ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $   (7,514,113) $   (5,235,962) $  (74,979,445)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 89,737          52,705         556,887
      Amortization of note discount                                              2,525,295       2,603,864      10,285,621
      Beneficial conversion feature of convertible debt                             19,810         217,416       4,115,486
      Financing,  consulting and other expenses paid via the
         issuance of common stock and warrants                                     123,402         183,692      30,917,636
      Cancellation of officer loans in settlement of employment co-tract         -               -                 724,447
      Loss on sale of fixed assets                                               -               -                  20,135
      Deemed dividends on convertible preferred stock                            -               -               1,820,859
      Increase in net liability for severance pay                                -               -                  15,141
      Accrued interest on loans and notes payable                                -               -                 210,016
      Company's share in net losses of affiliates                                -               -               1,352,207
      Minority interest in subsidiary loss                                       -               -                 (25,000)
      Write-off of convertible note receivable                                   -               -                 400,000
      Write-down of long term investment                                         -               -                 835,000
      Write-off of fixed assets                                                  -               -                 136,066
      Increase (decrease) in cash attributable to changes in assets and liabilities
         Accounts receivables                                                       40,647         (32,609)          8,038
         Inventory                                                                (212,802)      -                (354,497)
         Prepaid expenses and other current assets                                (114,217)       (218,102)       (129,934)
         Prepaid licensing fees                                                   (181,808)      -                (181,808)
         Accounts payable                                                          200,633         (65,870)        930,517
         Accrued expenses and other current liabilities                             46,934          69,318         393,408
                                                                            --------------  --------------  --------------

Net cash used in operating activities                                           (4,976,482)     (2,425,548)    (22,949,220)
                                                                            --------------  --------------  --------------

CASH FLOWS FROM  INVESTING ACTIVITIES
      Loan provided to another company                                           -               -                (835,000)
      Purchase of convertible promissory note                                    -               -                (400,000)
      Investment in affiliated company                                           -               -                (375,000)
      Additions to property and equipment                                         (348,688)        (55,578)     (1,097,730)
      Proceeds from disposal of fixed assets                                     -               -                  42,100
      Loans to officers                                                          -               -              (2,137,677)
      Repayment of loans to Officer                                              -               -               1,431,226
                                                                            --------------  --------------  --------------

Net cash used in investing activities                                             (348,688)        (55,578)     (3,372,081)
                                                                            --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                                4,503,074         915,612      11,163,253
      Proceeds from loans and advances                                           -               -                 690,000
      Proceeds from issuance of notes payable                                    -                 360,000       1,360,000
      Net proceeds from issuance of convertible debentures                       5,154,965       4,151,906      18,455,133
      Repayment of notes payable                                                 -                (400,000)       (800,000)
      Proceeds of loans from shareholders, net                                   -               -                 919,600
      Repayment of loans from shareholders                                       -               -                (968,000)
      Proceeds from long-term bank credit                                        -               -                  95,969
      Repayment of long-term bank credit                                         -               -                 (87,996)
      Increase (decrease) in short term bank credit                              -               -                 (32,004)
      Public offering of common stock                                            -               -               3,433,027
      Repayment of short-term debt                                               -               -                (250,000)
      Proceeds from short-term debt                                              -               -                 274,038
      Loans to affiliate                                                         -               -                (977,207)
                                                                            --------------  --------------  --------------

Net cash provided by financing activities                                        9,658,039       5,027,518      33,275,813
                                                                            --------------  --------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            4,332,869       2,546,392       6,954,512

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    2,621,643          75,251       -
                                                                            --------------  --------------  --------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                     $    6,954,512  $    2,621,643  $    6,954,512
                                                                            ==============  ==============  ==============

Noncash financing and investing activities:
      Issuance of common stock and warrants in respect of amount payable    $      150,000  $      120,000
                                                                            ==============  ==============
      Issuance of common stock upon conversion of debentures and accrued
       interest                                                             $    2,682,933  $    2,270,183
                                                                            ==============  ==============


                                      See Notes to Consolidated Financial Statements.

                                                           F-5

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - DESCRIPTION OF BUSINESS

        Ambient Corporation ("the Company" or "Ambient"), was incorporated under the laws of the State of Delaware in June 1996. The Company is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical medium voltage and low voltage distribution systems as a medium for the delivery of broadband and other services to electric utilities. Prototypes of the components and technologies underlying Ambient's solution presently are being evaluated in field trials and pilots. The Company's technologies are designed to be used with a commercially deployed power line communications ("PLC") network to enable the delivery of information to consumers at the higher speeds necessary to obtain broadband e-mail and web browsing services as well as telephony Voice Over Internet (VOIP) through modem devices that are plugged into a standard electrical wall outlet.

        The Company is a development stage company and its success is subject to risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving markets. These risks primarily include the technological feasibility of the Company's equipment and technologies, the commercial viability of the equipment and technology as well as its adoption by utilities and or other potential customers.

        To date, the Company has funded operations through the sale of its securities. Business activities to date have primarily focused on research and development and raising of capital and financing. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and intensified marketing efforts as it approaches commercialization.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited. These subsidiaries have been inactive since 2001. All inter-company balances and transactions have been eliminated in consolidation.

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

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, account receivables, accounts payable, accrued expenses, other current liabilities and convertible debentures are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued to employees:


                                                                        Year ended
                                                                        December 31,
                                                                    2004           2003
                                                               -------------  -------------
            Net loss, as reported                               ($7,514,113)    ($5,235,962)
            Add: Stock based compensation
                   expense, as reported, net                             --              --
            Deduct: Total stock-based compensation
                   expense determined under the fair
                   value based method for all awards, net          (850,313)       (587,457)
                                                                -----------     -----------

            Pro forma net loss                                  ($8,346,426)    ($5,823,419)
                                                                ===========     ===========

            Basic and diluted loss per share, as reported            ($0.06)         ($0.07)
            Basic and diluted loss per share, pro forma              ($0.06)         ($0.08)

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: a risk-free interest rate of 3.65% and 3.88%; an expected life of 8 and 8 years; an expected volatility of 116% and 150%; and no expected dividends.

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

                                                          2004         2003
                                                          ----         ----
               Stock options                          19,317,000    11,342,000
               Warrants                               41,479,072    46,029,781
               Convertible debentures                 22,000,000    19,916,667

        PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

        RESEARCH AND DEVELOPMENT AND PATENT COSTS

        Both research and development and patent costs are charged to operations as incurred.

        INCOME TAXES

        The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

        CONCENTRATIONS

        Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company adopted the provisions of SFAS No. 144 "Accounting for Impairment of Disposal of Long-lived Assets." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation expenses for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s, SHARE-BASED PAYMENT ("SFAS No. 123(R)") fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, however, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma loss and net loss per share in Note 2 to our consolidated financial statements. This statement is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005.

        In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current financial statements.

        In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        fiscal years beginning after June 15, 2005. The Company does not expect this Standard to have a significant impact on its current financial statements.

        In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current financial statements.

NOTE 3 - BASIS OF PRESENTATION

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any significant revenues as of December 31, 2004. As a result, the Company incurred net losses of $7,514,113, $5,235,962, and $74,979,445 and negative cash flows from operating activities of $4,976,482, $2,425,548 and $22,949,220 for the years ended December 31, 2004, December 31, 2003 and for the period from June 1, 1996 (date of inception) to December 31, 2004, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities through at least December 31, 2005.

        During 2004, the Company received approximately $4.5 million of net cash proceeds from the sale of Common Stock and the exercise of outstanding options and warrants and approximately $5.2 million of net cash proceeds from the private placement of Convertible Debt.

        Management believes that the cash on hand as of December 31, 2004 will enable the Company to sustain operations at least through December 31, 2005.

        To better enable the Company to sustain its operations through at least December 31, 2005 and ultimately complete its marketing and development program and achieve profitability, management may plan to seek additional financing for the Company through the sale of debt and equity securities.

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

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 4 - PROPERTY AND EQUIPMENT

                                                             December 31,
                                                             ------------
                                                          2004         2003
                                                          ----         ----

           Computers                                    $231,687     $118,913
           Machinery and equipment                       256,918       93,522
           Furniture and office equipment                158,731      101,756
                                                        --------     --------
                                                         647,336      314,191
           Less - accumulated depreciation               303,929      229,735
                                                        --------     --------
                                                        $343,407     $ 84,456
                                                        ========     ========

        Depreciation expense was $89,737 and $52,705 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - PREPAID LICENSING FEES

        Effective January 31, 2004, the Company, entered into a five-year licensing agreement with Design of Systems on Silicon ("DS2"), a supplier of components of the Company's PLC, pursuant to which DS2 has granted Ambient a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee is being amortized over the five year term on a straight-line basis. Amortization for the year ended December 31, 2004 was $79,200

NOTE 6 - OTHER CURRENT LIABILITIES

                                                             December 31,
                                                             ------------
                                                          2004         2003
                                                          ----         ----

           Accrued professional fees                    $158,146     $ 84,992
           Accrued licensing fees                         52,752            -
           Accrued liabilities                            24,621       24,999
           Accrued interest                                7,233       20,429
           Accrued payroll and payroll taxes                   -       65,398
                                                        --------     --------
                                                        $242,752     $195,818
                                                        ========     ========

NOTE 7 - CONVERTIBLE DEBENTURES

   o In September 2003, the Company raised $400,000 from the sale to a private investor of its 6% Convertible Debentures and warrants to purchase 800,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"). In October 2003, the outstanding principal and accrued interest on the debenture was repaid.

        For financial reporting purposes, the Company recorded a discount of $133,638 to reflect the value of the warrants. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on convertible debentures of $217,416 to reflect the beneficial conversion feature of the debenture.

   o In October and November 2003, the Company raised net proceeds of $4.2 million in a private placement of $4,655,000 in principal amount of its three-year 6% Convertible Debentures (the "2003 Debentures"). The

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        2003 Debentures are convertible into shares of Common Stock at a conversion rate of $0.12 per share. In November and December 2003, $2,270,000 of principal and accrued interest of the 2003 Debentures was converted into approximately 18.9 million shares of Common Stock. In January through June 2004, the remaining principal of $2,385,000 and accrued interest was converted into approximately 22.4 million shares of Common Stock.

        For financial reporting purposes, the Company recorded a discount of $4,638,470 to reflect the value of the Warrants and amortized this amount to the date of maturity. In addition, in accordance with EITF No. 00-27, the Company recorded additional discount on the 2003 Debentures of $11,664 to reflect the beneficial conversion feature of the Warrants. Accordingly, all of the proceeds from this financing have been credited to stockholders' equity.

   o In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 in principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures") The 2004 Debentures are convertible into shares of Common Stock at a conversion rate of $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). In January through March 28, 2005, $4,037,050 of principal of the 2004 Debentures were converted into approximately 16.1 million shares of Common Stock.

        For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the 2004 Warrants and the 2004 Placement Warrants issued with the 2004 Debentures and in accordance with EITF No. 00-27, and an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the 2004 Debentures. Accordingly, all of the net proceeds from this financing have been credited to stockholders' equity. The discounts are being amortized to the date of maturity unless converted earlier.

NOTE 8 - INCOME TAXES

        At December 31, 2004, the Company had available $43.8 million of net operating loss carry forwards for U.S. income tax purposes which expire in the years 2016 through 2024. However, the use of the U.S. net operating loss carry forwards will be severely limited under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. As such, approximately $32 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carryforwards.

        Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

        Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


                                                             December 31,
                                                             ------------
                                                          2004         2003
                                                          ----         ----

           Net operating loss carry forwards          $4,907,180   $2,290,722
           Stock based compensation                      239,597      751,174
           Others                                        282,986            -
                                                      ----------   ----------
              Total deferred tax assets                5,429,763    3,041,896
              Valuation allowance                     (5,429,763)  (3,041,896)
                                                      ----------   ----------

              Net deferred tax assets                 $       --   $       --
                                                      ==========   ---=======

NOTE 9 - STOCKHOLDERS' EQUITY

        STOCK OPTION PLANS

        In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of Common Stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased, with the approval of the Company's stockholders, from 5,000,000 to 15,000,000.

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

        In addition to the options granted under the stock option plans discussed above (the "Plans), the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        Option activity for 2004 and 2003 is summarized as follows:


                                                                                            Weighted
                                                                                            Average
                                                                        Options             Exercise
                                                        Plans      Non-plan      Total       Price
                                                        -----      --------      -----       -----
         Options outstanding, January 1, 2003        5,302,000    5,590,000    10,892,000       .73
             Granted                                   480,000            -       480,000       .09
             Exercised                                 (30,000)           -       (30,000)      .01
             Forfeited                                       -            -             -         -
                                                    ----------   ----------    ----------      ----
         Options outstanding, December 31, 2003      5,752,000    5,590,000    11,342,000       .68

             Granted                                10,275,000      200,000    10,475,000       .28
             Exercised                                (646,250)           -      (646,250)      .18
             Forfeited                                (753,750)  (1,100,000)   (1,853,750)      .76
                                                    ----------   ----------    ----------      ----

         Options outstanding, December 31, 2004     14,627,000    4,690,000    19,317,000      $.46
                                                    ==========   ==========    ==========      ====

         Shares of Common Stock available for
           Future grant under the plan               1,577,750
                                                    ==========

        The following table summarizes information about stock options outstanding at December 31, 2004:


                                      Weighted Average            Options Exercisable
                                                                    Weighted Average
                                   Remaining
                      Number      Contractual    Exercise        Number        Exercise
Ranges of price    Outstanding       Life          Price       Exercisable       Price

$0.01                   90,000       5.75          $0.01            90,000       $0.01
$0.10 - $0.12          715,000       6.85           0.11           715,000        0.11
$0.20 - $0.30        8,312,500       9.18           0.23         4,196,875        0.22
$0.35 - $0.50        7,195,000       7.67           0.47         5,276,250        0.47
$0.75 - $1.00        2,605,000       2.39           1.00         2,605,000        1.00
$2.00 - $2.50          399,500       5.95           2.30           399,500        2.30
                    ----------       ----          -----        ----------       -----

$0.01-$2.50         19,317,000       7.54          $0.46        13,282,625       $0.53
                    ==========       ====          =====        ==========       =====

        Weighted-average grant date fair value of options granted under the Plans in 2004 and 2003, under the Black-Scholes option pricing model, was $0.18 and $0.09 per option, respectively.

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        WARRANTS

        o In January 2002, in connection with a Testing and Development agreement (see Note 10), the Company issued warrants to purchase up to 2,684,000 shares of Common Stock, exercisable through December 31, 2004 at a per share exercise price of $0.20. In August 2002, the agreement was amended whereby the exercise price was reduced to $0.12 per share and the number of shares issuable under this warrant due to the anti-dilution provisions was increased to 4,561,005. In November 2003, under the warrants' cashless exercise provision, 2,000,000 warrants were exchanged for 883,721 shares of Common Stock. In April 2004, under the warrants' cashless exercise provision 2,561,005 warrants were exchanged for 1,743,662 shares of Common Stock.

        o In June 2003, in connection with a private placement of Common Stock, the Company issued 2.85 million warrants with an exercise price of $0.25. These warrants are exercisable through May 31, 2005. The exercise period of the warrants is subject to reduction upon certain events. On December 31, 2004, approximately 2.75 million of these warrants were outstanding.

        o In October and November 2003, in connection with the sale of the 2003 Debentures (See Note 7, Convertible Debentures), the Company issued 19,395,833 three-year warrants with an exercise price of $0.25 per share. The Company also issued to placement agents three-year warrants to purchase 3,386,666 shares of Common Stock at an exercise price of $0.12 per share. The exercise period of the warrants is subject to reduction upon certain events. As of December 31, 2004, 2,104,167 of these warrants were outstanding. From October through December 2004, pursuant to the warrants' cashless exercise provision, 3,444,298 warrants were exchanged for 1,533,397 shares of Common Stock. Of the 3,386,666 warrants given to placement agents, 96,875 warrants were outstanding at December 31, 2004.

        o In February 2004, in connection with a private placement, the Company issued three-year warrants to purchase up to an additional 2,083,333 shares of Common Stock. The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions. As of December 31, 2004, all of these warrants were outstanding.

        o In December 2004, in connection with the sale of its 2004 Debentures (See Note 7, Convertible Debentures), the Company issued 22,000,000 three-year warrants with an exercise price of $0.50 per share. The Company also issued to placement agents three-year warrants to purchase 4,400,000 shares of Common Stock, 2,200,000 with an exercise price of $0.25 per share and 2,200,000 with an exercise price of $0.50 per share. As of December 31, 2004, all of these warrants were outstanding.

        A summary of the warrants outstanding at December 31, 2004 is as follows:

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


                                     Exercise   Expiration
                        Warrants      Price        Date
                        --------      -----        ----

                          546,875     $0.12      2005-2006
                          400,000     $0.15      2005
                          100,000     $0.17      2006
                          100,000     $0.20      2005
                       14,276,197     $0.25      2005-2008
                           40,000     $0.30      2007
                          660,000     $0.40      2005
                       24,256,000     $0.50      2006-2007
                          145,000     $1.00      2006
                          100,000     $1.25      2006
                          140,000     $1.50      2006
                          645,000     $2.00      2005-2006
                           70,000     $2.50      2006
                     ------------

                       41,479,072
                     ============

        STOCK ISSUANCES

        o In June 2003, the Company realized net proceeds of approximately $595,000 from the private placement of 5,187,000 million shares of Common Stock and the issuance of warrants to purchase an additional 2,594,750 million shares of Common Stock.

        o In February 2004, the Company raised $500,000 from the private sale to EarthLink Inc., of 2,083,333 shares of Common Stock and a $250,000 principal amount three-year 6% convertible debenture. The debenture was convertible into shares of the Common Stock at a per share conversion rate of $0.12. On March 11, 2004, the principal and accrued interests on the convertible debenture were converted into 2,087,100 shares of Common Stock.

        AUTHORIZED SHARES

        In June 2004, the Company's stockholders voted to increase the authorized shares of Common Stock from 200 million to 300 million shares.

NOTE 10 - TESTING AND DEVELOPMENT AGREEMENT

        Effective February 7, 2002, the Company and Consolidated Edison, Inc. ("Con Edison"), a stockholder of the Company, entered into a Research and

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


        Development Agreement to further develop and test the Company's PLC technology. Pursuant to the agreement, Con Edison has advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined, is deemed unsuccessful. The Company will have sole rights to any jointly developed intellectual property. Con Edison will be entitled to a 2.5% royalty, based on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

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

        The refund of the grant is contingent on future sales of products in the smart card interface technology area, however the Company has no obligation to refund these grants if the sales are not sufficient. The Company has ceased all activities in this area and does not expect any future revenues from these products. In September 2004, the Company was advised by the OCS that based on the Company's representation that it does not anticipate developing or transferring the smart card technology, the OCS has elected to close the file concerning the project funding.

        EMPLOYMENT AGREEMENTS

        On July 8, 2004, the Board of Directors approved an amended and restated employment agreement with its Chief Executive Officer. The agreement is for an initial term ending December 31, 2007 and provides for an annual base salary of $285,000, subject to annual cost of living adjustments. Additionally, the Company granted the officer options under the Company's 2000 Equity Incentive Plan to purchase 1,000,000 shares of Common Stock, 500,000 of which are immediately exercisable at $0.30 per share, and 500,000 of which vest in May 2005 and are exercisable at $0.50 per share. After expiration of the initial term, the agreement will automatically renew for additional one-year terms, unless terminated by the Company upon written notice given not less than 90 days prior to the expiration of the term. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits.

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

                              Ambient Corporation
                         (A Development Stage Company)
                 Note to the Consolidated Financial Statements
                           December 31, 2004 and 2003


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

        OPERATING LEASES

        The Company operates under lease agreements for office space expiring in 2005 and 2006. Rent expense for 2004 and 2003 was $101,607 and $127,731, respectively. Future minimum rentals under the leases as of December 31, 2004 are as follows:

             Year ended December 31,
             2005                                                $  98,100
             2006                                                   62,400
                                                                 ---------
             Total                                               $ 160,500
                                                                 =========