Form 10QSB
period 2005-03-31
AMBIENT CORP /NY
filed 2005-05-13
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
MARK ONE

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005; or

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     As of May 13, 2005, Ambient Corporation had outstanding 161,938,465 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one)  Yes |_| No |X|

                                   INDEX PAGE


                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements*

     Consolidated Balance Sheet
      March 31, 2005 (Unaudited) and December 31, 2004                      1

     Unaudited Consolidated Statements of Operations for
      the three months ended March 31, 2005 and 2004                        2

     Unaudited Consolidated Statements of Cash Flows for
      the three months ended March 31, 2005 and 2004                        3

     Notes to Consolidated Financial Statements                             4

Item 2 - Plan of Operation                                                  7

Item 3 - Controls and Procedures                                           10

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                 11

Item 2 - Changes in Securities and Use of Proceeds                         11

Item 3 - Defaults upon Senior Securities                                   11

Item 4 - Submission of Matters to a Vote of Security Holders               11

Item 5 - Other Information                                                 11

Item 6 - Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 12



*The Balance Sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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

                                      (ii)


                                                      AMBIENT CORPORATION
                                                 (A Development Stage Company)
                                                  CONSOLIDATED BALANCE SHEETS
                                         See Noted to Consolidated Financial Statements


                                                                                          March 31,            December 31,
                                                                                            2005                   2004
                                                                                            ----                   ----
ASSETS                                                                                  (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                      $        5,161,016    $          6,954,512
     Accounts receivable                                                                      -                         12,487
     Inventory                                                                                 614,993                 354,497
     Prepaid expenses and other current assets                                                 160,759                 198,639
                                                                                       ----------------      ------------------

               Total current assets                                                          5,936,768               7,520,135

Property and equipment, net                                                                    538,629                 343,407
Prepaid licensing fees                                                                         297,008                 316,808
                                                                                       ----------------      ------------------

               Total assets                                                         $        6,772,405    $          8,180,350
                                                                                       ================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                               $          810,895    $            654,223
     Accrued expenses and other current liabilities                                            145,180                 242,752
     Advance from stockholder                                                                  325,000                 325,000
                                                                                       ----------------      ------------------

               Total current liabilities                                                     1,281,075               1,221,975

NON-CURRENT LIABILITIES
     Convertible debentures (net of discount of $1,321,327 and $5,459,813)                     141,623                  40,187
                                                                                       ----------------      ------------------

               Total  liabilities                                                            1,422,698               1,262,162
                                                                                       ----------------      ------------------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value;
      300,000,000 shares authorized; 162,938,465 and 146,639,766
        issued; 161,938,465 and 145,639,766 outstanding, respectively                          162,938                 146,640
     Additional paid-in capital                                                             86,082,412              82,031,660
     Deficit accumulated during the development stage                                     (80,627,321)            (74,979,445)
      Less: deferred compensation                                                             (68,322)                (80,667)
      Less: treasury stock; 1,000,000 shares at cost                                         (200,000)               (200,000)
                                                                                       ----------------      ------------------

               Total stockholders' equity                                                    5,349,707               6,918,188
                                                                                       ----------------      ------------------

               Total liabilities and stockholders' equity                           $        6,772,405    $          8,180,350
                                                                                       ================      ==================


                                         See Notes to Consolidated Financial Statements

                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           See Noted to Consolidated Financial Statements


                                                                                                                    Cumulative
                                                                                  Three Months                    From Inception
                                                                                     Ended                              to
                                                                                    March 31,                        March 31,
                                                                            2005                  2004                 2005
                                                                            ----                  ----                 ----
                                                                        (Unaudited)           (Unaudited)           (Unaudited)
Revenues                                                           $         -            $        -          $            123,000

Expenses
     Research and Development (1)                                              727,393              427,379             10,222,059
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                -                     -                       558,195
                                                                      -----------------      ---------------     ------------------
                                                                               727,393              427,379              9,663,864

Operating, general and administrative expenses (1)                             758,036              548,036             17,466,123
Stock based compensation - net                                                  12,345               50,267             17,538,072
                                                                      -----------------      ---------------     ------------------

Total expenses                                                               1,497,774            1,025,682             44,668,059
                                                                      -----------------      ---------------     ------------------

Operating loss                                                             (1,497,774)          (1,025,682)           (44,545,059)


Interest expense                                                              (46,031)             (21,333)              (782,564)
Amortization of beneficial conversion feature of convertible debt          (2,040,314)             -                   (6,155,800)
Amortization of discount on convertible debentures                         (2,098,172)          (2,293,663)           (13,028,664)
Interest income                                                                 34,415                7,416                413,499
Legal settlement                                                             -                     -                   (1,512,500)
Noncash financing expense                                                    -                     -                   (1,600,000)
Write-off of convertible note receivable                                     -                     -                     (490,000)
Company's share in net losses of affiliate                                   -                     -                   (1,352,207)
                                                                      -----------------      ---------------     ------------------

Loss before minority interest and extraordinary item                       (5,647,876)          (3,333,262)           (69,053,295)

Minority interest in subsidiary loss                                         -                     -                        25,000
                                                                      -----------------      ---------------     ------------------

Loss before extraordinary item                                             (5,647,876)          (3,333,262)           (69,028,295)

Extraordinary item - loss on extinguishment of debt                          -                     -                   (9,778,167)
                                                                      -----------------      ---------------     ------------------

Net loss                                                                   (5,647,876)          (3,333,262)           (78,806,462)

Deemed dividends on convertible preferred stock                              -                     -                   (1,820,859)
                                                                      -----------------      ---------------     ------------------

Net loss attributable to common stockholders                       $       (5,647,876)    $     (3,333,262)   $       (80,627,321)
                                                                      =================      ===============     ==================

Basic and diluted loss per share:
         Net loss before extraordinary item                        $            (0.04)    $          (0.03)
         Extraordinary loss from extinguishment of debt                      -                     -
                                                                      -----------------      ---------------

      Net loss                                                     $            (0.04)    $          (0.03)
                                                                      =================      ===============

Weighted average number of shares outstanding                              155,267,561          110,851,010
                                                                      =================      ===============

(1) Excludes non-cash, stock based compensation expense as
follows:
     Research and development, net                                 $         -            $        -          $          1,454,192
     Operating, general and administrative, net                                 12,345               50,267             16,083,880
                                                                      -----------------      ---------------     ------------------

                                                                   $            12,435    $          50,267   $         17,538,072
                                                                      =================      ===============     ==================


                                           See Notes to Consolidated Financial Statements

                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           See Noted to Consolidated Financial Statements


                                                                                                                  Cumulative
                                                                                  Three Months                  From Inception
                                                                                     Ended                            to
                                                                                   March 31,                       March 31,
                                                                            2005                2004                 2005
                                                                            ----                ----                 ----
                                                                        (Unaudited)         (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $     (5,647,876)   $     (3,333,262)   $       (80,627,321)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                         44,542              11,840                601,429
         Amortization of note discount                                      2,098,172           2,293,663             12,383,793
         Beneficial conversion feature of convertible debt                  2,040,314            -                     6,155,800
         Financing,  consulting and other expenses paid via the
                  issuance of common stock and warrants                        12,345              85,831             30,929,981
         Cancellation of officer loans in settlement of
                  employment contract                                        -                   -                       724,447
         Loss on sale of fixed assets                                        -                   -                        20,135
         Deemed dividends on convertible preferred stock                     -                   -                     1,820,859
         Increase in net liability for severance pay                         -                   -                        15,141
         Accrued interest on loans and notes payable                         -                   -                       210,016
         Company's share in net losses of affiliates                         -                   -                     1,352,207
         Minority interest in subsidiary loss                                -                   -                      (25,000)
         Write-off of convertible note receivable                            -                   -                       400,000
         Write-down of long term investment                                  -                   -                       835,000
         Write-off of fixed assets                                           -                   -                       136,066
         Increase (decrease) in cash attributable to changes
                  in assets and liabilities
              Accounts receivables                                             12,487              20,647                 20,525
              Inventory                                                     (260,496)            -                     (614,993)
              Prepaid expenses and other current assets                        37,880            (90,825)               (92,054)
              Prepaid licensing fees                                           19,800           (241,208)              (162,008)
              Accounts payable                                                156,672              66,568              1,087,189
              Accrued expenses and other current liabilities                 (97,572)              62,345                295,836
                                                                       ---------------     ---------------     ------------------

Net cash used in operating activities                                     (1,583,732)         (1,124,401)           (24,532,952)
                                                                       ---------------     ---------------     ------------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Additions to property and equipment                                (239,764)            (31,150)            (1,337,494)
         Loan provided to another company                                    -                   -                     (835,000)
         Purchase of convertible promissory note                             -                   -                     (400,000)
         Investment in affiliated company                                    -                   -                     (375,000)
         Proceeds from disposal of fixed assets                              -                   -                        42,100
         Loans to officers                                                   -                   -                   (2,137,677)
         Repayment of loans to officer                                       -                   -                     1,431,226
                                                                       ---------------     ---------------     ------------------

Net cash used in investing activities                                       (239,764)            (31,150)            (3,611,845)
                                                                       ---------------     ---------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                           30,000           4,282,112             11,193,253
         Proceeds from loans and advances                                    -                   -                       690,000
         Proceeds from issuance of notes payable                             -                   -                     1,360,000
         Net proceeds from issuance of convertible debentures                -                    250,000             18,455,133
         Repayment of notes payable                                          -                   -                     (800,000)
         Proceeds of loans from shareholders, net                            -                   -                       919,600
         Repayment of loans from shareholders                                -                   -                     (968,000)
         Proceeds from long-term bank credit                                 -                   -                        95,969
         Repayment of long-term bank credit                                  -                   -                      (87,996)
         Increase (decrease) in short term bank credit                       -                   -                      (32,004)


                                         See Notes to Consolidated Financial Statements

                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           See Noted to Consolidated Financial Statements

         Public offering of common stock                                     -                  -                3,433,027
         Repayment of short-term debt                                        -                  -                (250,000)
         Proceeds from short-term debt                                       -                  -                  274,038
         Loans to affiliate                                                  -                  -                (977,207)
                                                                       --------------     --------------     --------------

Net cash provided by financing activities                                     30,000          4,532,112         33,305,813
                                                                       --------------     --------------     --------------



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,793,496)          3,376,561          5,161,016

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            6,954,512          2,621,643            -
                                                                       --------------     --------------     --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $      5,161,016   $      5,998,204   $      5,161,016
                                                                       ==============     ==============     ==============

Noncash financing and investing activities:
        Issuance of common stock upon conversion of
             debentures and interest                                $      4,037,050   $      2,179,611
                                                                       ==============     ==============
        Issuance of common stock and warrants in
             respect of amounts payable                             $        -         $        150,000
                                                                       ==============     ==============

 Supplemental disclosures of cash flow information:
    Cash paid during the period of:
        Interest                                                    $         29,857   $            667
                                                                       ==============     ==============
        Income taxes                                                $        -         $        -
                                                                       ==============     ==============


                                         See Notes to Consolidated Financial Statements

                                                             3 Cont'd

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has a limited operating history and has sustained losses since its inception. Management believes that the cash on hand as of March 31, 2005 will enable the Company to sustain operations through March 31, 2006.

        To better enable the Company to sustain its operations and ultimately complete its marketing and development program and achieve profitability, the Company may plan to seek financings through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Management cannot predict, however, whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

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

                                              March 31,     March 31,
                                                2005           2004
                                                ----           ----
                Stock options                22,167,000     16,110,250
                Warrants                     41,004,072     26,974,834
                Convertible debentures        5,851,800      2,045,833

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

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2005             2004
                                                                   ---------------- ----------------
                Net loss, as reported                                 ($5,647,876)     ($3,333,262)
                Add: Stock based compensation
                           expense, as reported                                  -                -
                Deduct: Total stock-based compensation
                           expense determined under the fair
                           value based method for all awards             (339,192)        (164,100)
                                                                   ---------------- ----------------

                Pro forma net loss                                    ($5,981,068)     ($3,497,362)
                                                                   ================ ================

                Basic and diluted loss per share, as reported              ($0.04)          ($0.03)
                Basic and diluted loss per share, pro forma                ($0.04)          ($0.03)

        The weighted average per share fair value of options granted during the three months ended March 31, 2005 and 2004 was $.359 and $.147, respectively. The fair value of each option granted in 2005 and 2004 was estimated using the Black-Scholes option-pricing model with a volatility of 159% and 168%, expected life of options of 8 and 8 years, risk free interest rate of 4.05% and 3.65% and a dividend yield of 0% and 0%, respectively.

        The FASB issued SFAS 123(R) "Share Based Payment" ("SFAS No. 123(R)") that is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005. Accordingly, the adoption of SFAS No. 123(R) requiring the use of the fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

NOTE 4 - CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less. Cash and cash equivalents are carried at cost, which approximates market value.

                               AMBIENT CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - INVENTORY

        Inventory is valued at the lower of cost or market and is determined on first-in first-out method. Inventory consists of the following:

                                     March 31, 2005       December 31, 2004
                                       (Unaudited)            (Audited)
                                   ------------------   ---------------------

                Raw materials            $348,497              $159,003
                Work in process            62,011                 -
                Finished goods            204,485               195,494
                                   ------------------   ---------------------

                                         $614,993              $354,497
                                   ==================   =====================

NOTE 6 - STOCKHOLDERS EQUITY

        Debenture Conversions

        From January through March 2005, $4,037,050 principal amount of the Company's three year 6% Convertible Debentures issued in December 2004 were converted into 16.1 million shares of Common Stock. By their terms, the Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.25.

        Option Exercises

        From January though March 2005, options for 150,000 shares of common stock were exercised for resulting in proceeds of $30,000.

ITEM 2. PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004 ON FORM 10-KSB.

OVERVIEW

        Ambient Corporation is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services (collectively, the "PLC Technologies"). We are currently working with leading electric utilities and technology companies in the development and testing of the principal equipment, components and technologies that comprise our PLC Technologies. Prototypes of these components and technologies are presently being evaluated and deployed in field trials and pilot programs. Our objective over the next twelve months is to intensify our commercialization efforts and continue the design, development and testing of enhanced versions of the equipment and components comprising our PLC Technologies.

        We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. To date, we have devoted substantially all of our efforts towards research and development activities and initial marketing efforts. As of March 31, 2005, we had an accumulated deficit of approximately $81 million (which includes approximately $35 million in stock based charges and other non cash charges.) As a development stage company, we have a limited operating history upon which and evaluation of our prospects can be made. Ambient's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

        We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. Over the past twelve months, we have significantly increased our in-house personnel, primarily in product development and testing, expanded the scope of our pilots with the participation of Consolidated Edison of New York and EarthLink, Inc. and entered into new collaborative arrangements with leading companies engaged in the PLC field relating to the joint development and commercialization of PLC Technologies. We intend to continue with these efforts over the next twelve months, as well as expand our internal management and administrative capacities.

        As of March 31, 2005, we had 33 employees. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilots and to prepare for commercialization.

MANAGEMENT DISCUSSION AND ANALYSIS

        REVENUES. We presently have no agreements with any electric utility, Internet service provider, reseller or other party regarding any revenue generating arrangement with respect to our PLC Technologies.

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

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2005 and 2004 were approximately $727,000 and $427,000, respectively. The increase in research and development expenses is primarily attributable to an increase in the product design and development efforts. We expect that research and development expenses will continue to increase during fiscal 2005 as we increase our efforts to market and commercialize our PLC Technologies.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2005 and 2004 were approximately $758,000 and $548,000, respectively. The increase in general and administrative expenses is primarily attributable to an increase in personnel and related costs. We expect that our general and administrative expenses will continue to increase during fiscal 2005 as we increase our efforts to market and commercialize our PLC Technologies.

        OTHER OPERATING EXPENSES. A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the quarter ended March 31, 2005, we incurred non-cash expenses of approximately $4.1 million related to the amortization of beneficial conversion feature of convertible debt and amortization of deferred financing costs related to the conversion of approximately 73% of the Company's convertible debentures during the period.

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

VALUATION OF STOCK-BASED COMPENSATION

        We account for stock-based compensation (see Note 2 of the Notes to the Consolidated Financial statements) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, we record deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the Common Stock at the time of the grant.

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

        The FASB issued SFAS 123(R) "Share Based Payment" ("SFAS No. 123(R)") that is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005. Accordingly, the adoption of SFAS No. 123(R) requiring the use of the fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

DEFERRED INCOME TAXES.

        Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2005, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 2005, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

        In February 2004, EarthLink invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000 and (ii) 2,083,333 shares of Common Stock. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

        In December 2004, we sold $5,500,000 aggregate principal amount of our convertible debentures and warrants, receiving net proceeds of approximately $4.9 million after the payment of offering related fees and expenses. As of March 31, 2005, debentures with a principle amount of $4,037,050 have been converted into 16,148,200 shares of Common Stock at a conversion price of $0.25.

        At March 31, 2005, cash and cash equivalents were approximately $5.2 million as compared to approximately $7 million at December 31, 2004. Our cash and cash equivalents are held in a variety of interest bearing instruments with institutions that have a minimum investment grade rating of Moody's A1, Standard and Poor A, or Fitch A+.

        Net cash used in operating activities for the three months ended March 31, 2005 was approximately

$1.8 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing pilots and to further prepare for the commercialization phase of our PLC Technologies, we continued to add inventory. As of March 31, 2005, inventory on hand was approximately $615,000. In addition, we augmented our technology team and added significant resources to our management team.

        Management believes that our existing cash and cash equivalents will be sufficient to fund our operations through March 31, 2006. However, our existing cash resources may not be sufficient to support the commercial introduction, production and delivery of our technologies and we may need to raise additional capital for such purposes. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2004. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

        Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31. 1 Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31. 2 Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1  Section 1350 Certification

32.2  Section 1350 Certification

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 22, 2005 announcing the appointment of its Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.



DATE: MAY 13, 2005              AMBIENT CORPORATION

                                /s/ JOHN J. JOYCE
                                ----------------------------------------
                                JOHN J. JOYCE
                                CHIEF EXECUTIVE OFFICER