Form 10KSB/A
period 2004-12-31
AMBIENT CORP /NY
filed 2005-07-11
CIK 1047919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB filed by Ambient Corporation, a Delaware corporation (the "Company"), on March 31, 2005 (the "Original Annual Report"). The sole purpose of this Amendment is to include a copy of the report of the Company's previous auditors, Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu (the "Previous Auditors"), with respect to the Company's cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period from June 1, 1996 (date of inception) to December 31, 2002 (the "Cumulative Amounts"). The Previous Auditors served as the Company's auditors from June 1, 1996 through May 12, 2003, whereupon Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (the "Current Auditors") were appointed as the Company's auditors. The report of the Current Auditors that was included in the Original Annual Report reflected such auditors' reliance on the report of the Previous Auditors with respect to the Cumulative Amounts (the "Previous Auditors' Report"). However, the Previous Auditors' Report was not included in the Original Annual Report. A copy of the Previous Auditors' Report, as well as a revised report of the Current Auditors with conforming revisions, have been attached. No other revisions have been made to the financial statements included in the Original Annual Report. Except as otherwise noted, the disclosures in the Amendment are of the date of the original filing of the Original Annual Report and for the convenience of the reader the Company has restated the Annual Report on this Form 10-KSB/A in its entirety.

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


                                          /S/ JOHN J. JOYCE

DATE: July 11, 2005                        JOHN J. JOYCE
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                             DATE

/S/ JOHN JOYCE             CHIEF EXECUTIVE OFFICER,
JOHN JOYCE                 DIRECTOR                          July 11, 2005

/S/ LAUREN FARRELL         CHIEF FINANCIAL OFFICER           July 11, 2005
LAUREN FARRELL

/S/ MICHAEL WIDLAND        DIRECTOR                          July 11, 2005
MICHAEL WIDLAND

/S/ HENRY SEDUSKI          DIRECTOR                          July 11, 2005
HENRY SEDUSKI

/S/ D. HOWARD PIERCE       DIRECTOR                          July 11, 2005
D. HOWARD PIERCE

                               AMBIENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM                        F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1


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

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                        F-6

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ambient Corporation

We have audited the accompanying consolidated balances sheets of Ambient Corporation and Subsidiaries (a development stage company) (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) through December 31, 2004. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period June 1, 1996 (date of inception) to December 31, 2004 include amounts for the period from June 1, 1996 (date of inception) to December 31, 2002, which were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the period June 1, 1996 (date of inception) through December 31, 2002, is based solely on the report of other auditors. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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


                                    F-1 Con't

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