Form 10QSB
period 2005-06-30
AMBIENT CORP /NY
filed 2005-08-12
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2005; or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of August 12, 2005, Ambient Corporation had outstanding 163,658,502 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements*
         Consolidated Balance Sheet June 30, 2005 (Unaudited) and
            December 31, 2004                                                 1
         Unaudited Consolidated Statements of Operations for the six and
            three months ended June 30, 2005 and 2004                         2
         Unaudited Consolidated Statements of Cash Flows for the six and
            three months ended June 30, 2005 and 2004                         3
         Notes to Consolidated Financial Statements                           5

Item 2 - Plan of Operation                                                    8

Item 3 - Controls and Procedures                                             11

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                   12

Item 2 - Changes in Securities and Use of Proceeds                           12

Item 3 - Defaults upon Senior Securities                                     12

Item 4 - Submission of Matters to a Vote of Security Holders                 12

Item 5 - Other Information                                                   13

Item 6 - Exhibits and Reports on Form 8-K                                    13

Signatures

* The Balance Sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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


                                      (ii)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          2005           2004
                                                      ------------   ------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $  3,284,599   $  6,954,512
   Accounts receivable                                      12,513         12,487
   Inventory                                               678,581        354,497
   Prepaid expenses and other current assets               127,120        198,639
                                                      ------------   ------------
      Total current assets                               4,102,813      7,520,135
Property and equipment, net                                658,501        343,407
Prepaid licensing fees                                     277,207        316,808
                                                      ------------   ------------
      Total assets                                    $  5,038,521   $  8,180,350
                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT
   LIABILITIES
   Accounts payable                                   $    576,970   $    654,223
   Accrued expenses and other current liabilities          304,033        242,752
   Advance from stockholder                                325,000        325,000
                                                      ------------   ------------
      Total current liabilities                          1,206,003      1,221,975

NON-CURRENT LIABILITIES
   Convertible debentures (net of discount of
      $1,172,074 and $5,459,813)                           257,126         40,187
                                                      ------------   ------------
      Total  liabilities                                 1,463,129      1,262,162
                                                      ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
      300,000,000 shares authorized; 162,348,352
         and 146,639,766 issued; 162,347,652 and
         145,639,766 outstanding, respectively             163,348        146,640
   Additional paid-in capital                           86,171,781     82,031,660
   Deficit accumulated during the development stage    (82,503,896)   (74,979,445)
   Less: deferred compensation                             (55,841)       (80,667)
   Less: treasury stock; 1,000,000 shares at cost         (200,000)      (200,000)
                                                      ------------   ------------
      Total stockholders' equity                         3,575,392      6,918,188
                                                      ------------   ------------
      Total liabilities and stockholders' equity      $  5,038,521   $  8,180,350
                                                      ============   ============

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Six Months Ended          Cumulative         Three months Ended
                                                                 June 30,               From to               June 30,
                                                       ---------------------------     June 30,     ---------------------------
                                                           2005           2004           2005           2005           2004
                                                       ------------   ------------   ------------   ------------   ------------
                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                               $     12,513   $         --   $    135,513   $     12,513   $
Less Cost of goods sold                                     (12,513)                      (12,513)       (12,513)
                                                       ------------   ------------   ------------   ------------   ------------
Gross profit                                                     --             --        123,000             --             --
Expenses
   Research and Development (1)                           1,305,386        875,390     10,800,052        577,993        448,011
   Less - Participation by the Office of the
      Chief Scientist of the State of Israel                     --             --        558,195             --             --
                                                       ------------   ------------   ------------   ------------   ------------
                                                          1,305,386        875,390     10,241,857        577,993        448,011
Operating, general and administrative expenses (1)        1,909,367      1,089,104     18,617,544      1,151,331        541,068
Stock based compensation - net                               24,826         56,237     17,550,463         12,481          5,970
                                                       ------------   ------------   ------------   ------------   ------------
Total expenses                                            3,239,579      2,020,731     46,409,864      1,741,805        995,049
                                                       ------------   ------------   ------------   ------------   ------------
Operating loss                                           (3,239,579)    (2,020,731)   (46,286,864)    (1,741,805)      (995,049)
Interest expense                                            (67,446)       (23,238)      (803,979)       (21,415)        (1,905)
Amortization of beneficial conversion
   feature of convertible debt                           (2,173,840)            --     (6,289,326)      (133,526)            --
Amortization of deferred financing costs                 (2,113,899)    (2,504,923)   (13,044,391)       (15,727)      (211,260)
Interest income                                              70,314         22,578        449,398         35,899         15,162
Legal settlement                                                 --             --     (1,512,500)            --             --
Noncash financing expense                                        --             --     (1,600,000)            --             --
Write-off of convertible note receivable                         --             --       (490,000)            --             --
Company's share in net losses of affiliate                       --             --     (1,352,207)            --             --
                                                       ------------   ------------   ------------   ------------   ------------
Loss before minority interest and extraordinary item     (7,524,451)    (4,526,314)   (70,929,869)    (1,876,575)    (1,193,052)
Minority interest in subsidiary loss                             --             --         25,000             --             --
                                                       ------------   ------------   ------------   ------------   ------------
Loss before extraordinary item                           (7,524,451)    (4,526,314)   (70,904,869)    (1,876,575)    (1,193,052)
Extraordinary item - loss on extinguishment of debt              --             --     (9,778,167)            --             --
                                                       ------------   ------------   ------------   ------------   ------------
Net loss                                                 (7,524,451)    (4,526,314)   (80,683,036)    (1,876,575)    (1,193,052)
Deemed dividends on convertible preferred stock                  --             --     (1,820,859)            --             --
                                                       ------------   ------------   ------------   ------------   ------------
Net loss attributable to common stockholders           $ (7,524,451)  $ (4,526,314)  $(82,503,895)  $ (1,876,575)  $ (1,193,052)
                                                       ============   ============   ============   ============   ============
Basic and diluted loss per share:
      Net loss before extraordinary item               $      (0.05)  $      (0.04)                 $      (0.01)  $      (0.01)
      Extraordinary loss from extinguishment of debt             --             --                            --             --
                                                       ------------   ------------                  ------------   ------------
   Net loss                                            $      (0.05)  $      (0.04)                 $      (0.01)  $      (0.01)
                                                       ============   ============                  ============   ============
Weighted average number of shares outstanding           158,641,580    126,335,926                   161,978,039    141,820,841
                                                       ============   ============                  ============   ============
(1)Excludes non-cash, stock based compensation
   expense as follows:
   Research and development, net                       $         --   $         --   $  1,454,192   $         --   $         --
   Operating, general and administrative, net                24,826         56,237     16,096,271         12,481          5,970
                                                       ------------   ------------   ------------   ------------   ------------
                                                       $     24,826   $     56,237   $ 17,550,463   $     12,481   $      5,970
                                                       ============   ============   ============   ============   ============

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Cumulative
                                                              Six months                      From
                                                                Ended                          to
                                                               June 30,                     June 30,
                                                                 2005          2004           2005
                                                             -----------   ------------   ------------
                                                             (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(7,524,451)  $(4,526,314)   $(82,503,896)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                               99,362        26,446         656,249
      Amortization of note discount                            2,113,899     2,504,923      12,399,520
      Beneficial conversion feature of convertible debt        2,173,840                     6,289,326
      Financing, consulting and other expenses paid via
         the issuance of common stock and warrants                69,229        99,172      30,986,865
      Cancellation of officer loans in settlement of
         employment contract                                                                   724,447
      Loss on sale of fixed assets                                                              20,135
      Deemed dividends on convertible preferred stock                                        1,820,859
      Increase in net liability for severance pay                                               15,141
      Accrued interest on loans and notes payable                                              210,016
      Company's share in net losses of affiliates                                            1,352,207
      Minority interest in subsidiary loss                                                     (25,000)
      Write-off of convertible note receivable                                                 400,000
      Write-down of long term investment                                                       835,000
      Write-off of fixed assets                                                                136,066
      Increase (decrease) in cash attributable to changes
         in assets and liabilities
         Accounts receivables                                        (26)       22,747           8,012
         Inventory                                              (324,084)     (240,161)       (678,581)
         Prepaid expenses and other current assets                71,519       (15,837)        (18,815)
         Prepaid licensing fees                                   39,601      (221,408)       (181,808)
         Accounts payable                                        (77,253)       60,530         874,568
         Accrued expenses and other current liabilities           61,281       (38,219)        452,697
                                                              ----------   -----------    ------------
Net cash used in operating activities                         (3,289,810)   (2,328,121)    (26,226,992)
                                                              ----------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Loan provided to another company                                                        (835,000)
      Purchase of convertible promissory note                                                 (400,000)
      Investment in affiliated company                                                        (375,000)
      Additions to property and equipment                       (421,728)     (115,852)     (1,512,186)
      Proceeds from disposal of fixed assets                                                    42,100
      Loans to Officers                                                                     (2,137,677)
      Repayment of loans to Officer                                                          1,431,226
                                                                --------   -----------    ------------
Net cash used in investing activities                           (421,728)     (115,852)     (3,786,537)
                                                                --------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                 41,625     4,425,703      11,204,878

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      Proceeds from loans and advances                                                         690,000
      Proceeds from issuance of notes payable                                                1,360,000
      Net proceeds from issuance of convertible debentures                     250,000      18,455,133
      Repayment of notes payable                                                              (800,000)
      Proceeds of loans from shareholders, net                                                 919,600
      Repayment of loans from shareholders                                                    (968,000)
      Proceeds from long-term bank credit                                                       95,969
      Repayment of long-term bank credit                                                       (87,996)
      Increase (decrease) in short term bank credit                                            (32,004)
      Public offering of common stock                                                        3,433,027
      Repayment of short-term debt                                     0                      (269,311)
      Proceeds from short-term debt                                                            274,038
      Loans to affiliate                                                                      (977,207)
                                                             -----------   -----------    ------------
Net cash provided by financing activities                         22,314     4,675,703      33,298,127
                                                             -----------   -----------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (3,669,914)    2,231,730       3,284,598
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  6,954,512     2,621,643              --
                                                             -----------   -----------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 3,284,598   $ 4,853,373    $  3,284,598
                                                             ===========   ===========    ============
Noncash financing and investing activities:
      Issuance of common stock and warrants in respect of
         amounts payable                                     $             $   150,000
                                                             ===========   ===========
      Issuance of common stock upon conversion of
         debentures and interest                             $ 4,101,677   $
                                                             ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period of:
      Interest Expense                                       $    30,716
                                                             ===========
      Income Taxes                                           $
                                                             ===========

                 See Notes to Consolidated Financial Statements

                              AMBIENT CORPORATION
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has a limited operating history and has sustained losses since its inception. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for working capital needs of its business. There is no assurance that the Company will generate revenue or raise funds that it needs to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

While the Company is actively seeking to raise additional capital, at the present time, it has no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all.

NOTE 2 - NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of common stock, par value $0.001 per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                            2005         2004
                         ----------   ----------
Stock options            21,976,375   15,970,250
Warrants                 37,508,505   22,872,662
Convertible debentures    5,716,800

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                     Six Months Ended           Three Months Ended
                                                         June 30,                    June 30,
                                                -------------------------   -------------------------
                                                    2005          2004          2005          2004
                                                -----------   -----------   -----------   -----------
Net loss, as reported                           ($7,524,451)  ($4,526,314)  ($1,876,575)  ($1,193,052)
Add: Stock based compensation
   expense, as reported                                  --            --            --            --
Deduct: Total stock-based compensation
   expense determined under the fair
   value based method for all awards               (655,901)     (328,200)     (326,709)     (164,100)
                                                -----------   -----------   -----------   -----------
Pro forma net loss                              ($8,180,352)  ($4,854,514)  ($2,203,284)  ($1,357,152)
                                                ===========   ===========   ===========   ===========
Basic and diluted loss per share, as reported        ($0.05)       ($0.04)       ($0.01)       ($0.01)
                                                ===========   ===========   ===========   ===========
Basic and diluted loss per share, pro forma          ($0.05)       ($0.04)       ($0.01)       ($0.01)
                                                ===========   ===========   ===========   ===========

The weighted average per share fair value of options granted during the three months ended June 30, 2005 and 2004 was $.359 and $.147, respectively. The fair value of each option granted in 2005 and 2004 was estimated using the Black-Scholes option-pricing model with a volatility of 159% and 168%, expected life of options of 8 and 8 years, risk free interest rate of 4.05% and 3.65% and a dividend yield of 0% and 0%, respectively.

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

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in first-out method. Inventory consists of the following:

                  June 30, 2005   December 31, 2004
                   (Unaudited)        (Audited)
                  -------------   -----------------
Raw materials        $351,722          $159,003
Work in process       126,060                --
Finished goods        200,799           195,494
                     --------          --------
                     $678,581          $354,497
                     ========          ========

NOTE 6 - STOCKHOLDERS EQUITY

Debenture Conversions

From January through June 30, 2005, $4,070,800 principal amount of the Company's three year 6% Convertible Debentures issued in December 2004 were converted into
16.3 million shares of Common Stock. In addition, from July 1, 2005 through August 12, 2005, an additional $279,200 principal amount has been converted into 1,116,800 shares of common stock. By their terms, the Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.25.

Shares Issued in Lieu of Cash

From January through June 30, 2005, 177,612 shares of common stock were issued in lieu of cash for $44,403 interest due pursuant to the Company's convertible debentures.

Option Exercises

From January though June 2005, options for 150,000 shares of common stock were exercised resulting in gross proceeds to the Company of $30,000. In addition, from July 1, 2005 through August 12, 2005, options for 193,750 shares of common stock were exercised resulting in gross proceeds to the Company of $38,750.

Warrant Exercises

From January through June 2005, warrants for 96,875 shares of common stock were exercised resulting in gross proceeds to the Company of $11,625.

ITEM 2. PLAN OF OPERATION

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004 ON FORM 10-KSB/A.

OVERVIEW

     Ambient Corporation is engaged in the design, development and marketing of equipment and technologies designed to utilize existing electrical power medium voltage and low voltage distribution lines as a medium for the delivery of broadband and other services (collectively, the "PLC Technologies"). We are currently working with leading electric utilities and technology companies in the development and testing of the principal equipment, components and technologies that comprise our PLC Technologies. Prototypes of these components and technologies are presently being evaluated and deployed in field trials and pilot programs. Our objective over the next twelve months is to continue our intensified commercialization efforts, including the build-up of inventory, and continue the design, development and testing of enhanced versions of the equipment and components comprising our PLC Technologies.

     We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. To date, we have devoted substantially all of our efforts towards research and development activities and initial marketing efforts. As of June 30, 2005, we had an accumulated deficit of approximately $82.5 million (which includes approximately $40 million in stock based charges and other non cash charges.) As a development stage company, we have a limited operating history upon which and evaluation of our prospects can be made. Ambient's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

     We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. During fiscal 2004 and the first half of fiscal 2005, we have significantly increased our in-house personnel, primarily in product development and testing, expanded the scope of our pilots with the participation of Consolidated Edison of New York and EarthLink, Inc. and entered into collaborative arrangements with leading companies engaged in the PLC field. We intend to continue with these efforts over the next twelve months, as well as expand our internal management and administrative capacities.

     As of June 30, 2005, we had 32 employees, all of whom worked out of our premises in Newton, Massachusetts. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilots and to prepare for commercialization.

MANAGEMENT DISCUSSION AND ANALYSIS

     REVENUES. The company recorded revenue of approximately $12,000 for the three months and sixth months ended June 30, 2005. The revenue was generated from the sale of equipment, at cost, to a development partner.

     If and when the PLC Technologies are commercially deployed in a PLC system, we anticipate that we will be able to generate revenue principally from one or more of the following: PLC network design and installation, sale and support of the underlying components and potential license fees collected from utilities, property managers, technology companies or Internet service providers. Our management believes that we will be able to refine our strategy and the potential sources of revenue as the industry nears significant commercial deployment.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended June 30, 2005 and 2004 were approximately $573,000 and $448,000, respectively. Research and development expenses for the six months ended June 30, 2005 and 2004 were approximately $1.3 million and $875,000, respectively. The increase in research and development expenses is primarily attributable to an increase in the product design and development efforts. We expect that research and development expenses will continue to increase during fiscal 2005 as we increase our efforts to market and commercialize our PLC Technologies.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the three months ended June 30, 2005 and 2004 were approximately $1.1 million and $552,000, respectively. General and administrative expenses for the six months ended June 30, 2005 and 2004 were approximately $1.9 million and $1.1 million, respectively. The increase in general and administrative expenses is primarily attributable to an increase in personnel and related costs. We expect that our general and administrative expenses will continue to increase during fiscal 2005 as we increase our efforts to market and commercialize our PLC Technologies.

     OTHER OPERATING EXPENSES. A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the six months ended June 30, 2005, we incurred non-cash expenses of approximately $4.3 million related to the amortization of beneficial conversion feature of convertible debt and amortization of deferred financing costs related to the conversion of approximately 74% of the Company's convertible debentures during the period.

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

DEFERRED INCOME TAXES.

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At June 30, 2005, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

     In February 2004, EarthLink invested $500,000 in Ambient though the purchase of (i) a three-year convertible debenture in the aggregate amount of $250,000 and (ii) 2,083,333 shares of Common Stock. In March 2004, the outstanding principal amount and accrued interest on EarthLink's debenture were converted into 2,087,100 shares of Common Stock.

     In December 2004, we sold $5,500,000 aggregate principal amount of our convertible debentures and warrants, receiving net proceeds of approximately $4.9 million after the payment of offering related fees and expenses. As of August 12, 2005, debentures with a principle amount of $4,350,000 have been converted into 17,400,000 shares of Common Stock at a conversion price of $0.25.

     At June 30, 2005, cash and cash equivalents were approximately $3.3 million as compared to approximately $7.0 million at December 31, 2004. Our cash and cash equivalents are held in a variety of interest bearing instruments with institutions that have a minimum investment grade rating of Moody's A1, Standard and Poor A, or Fitch A+.

     Net cash used in operating activities for the six months ended June 30, 2005 was approximately $3.7 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing pilots and to further prepare for the commercialization phase of our PLC Technologies, we continued to add inventory. As of June 30, 2005, inventory on hand was approximately $678,000. In addition, we augmented our technology team and added significant resources to our management team.

     We believe that our existing cash and cash equivalents will be sufficient to fund our operations through the current fiscal year. However, our existing cash resources will not be sufficient to support the commercial introduction, production and delivery of our technologies and we will need to raise additional capital for such purposes. Management is actively seeking to raise capital that will provide funds needed to continue our business operations and implement our business plans. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2004. Such a "going concern" qualification may make it more difficult for us to raise funds.

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on June 10, 2005. The following matters were voted on: (1) Election of Directors; (2) increase the number of authorized shares of Common Stock; and (3) Appointment of Auditors. The vote tally was as follows:

(1) Proposal to Elect Directors to Serve until the 2005 Annual Meeting of Stockholders.

                       FOR       WITHHOLD
                   -----------   --------
John Joyce         152,650,615    834,933
Michael Widland    152,494,285    991,263
Henry Seduski      152,735,285    750,263
Howard D. Pierce   152,747,485    738,063

(2) Proposal to ratify the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 350 million shares and authorize the issuance, from time to time, of up to 5,000,000 of preferred stock, par value $.001, in one or more series;

    FOR       AGAINST    ABSTAIN   BROKER NON VOTES
----------   ---------   -------   ----------------
67,115,213   6,390,341   312,141      79,755,465

(3) Proposal to increase the number of shares of Common Stock, reserved for issuance under the Company's 2000 Equity Incentive Plan from 15,000,000 to 25,000,000 shares;

    FOR       AGAINST    ABSTAIN   BROKER NON VOTES
----------   ---------   -------   ----------------
67,114,246   6,303,696   305,293      79,755,465

(4) Proposal to increase the number of shares of Common Stock, reserved for issuance under the Company's 2002 Non-Employee Directors Stock Option Plan from 2,000,000 to 4,000,000 shares;

    FOR       AGAINST    ABSTAIN   BROKER NON VOTES
----------   ---------   -------   ----------------
67,514,114   5,910,676   305,293      79,755,465

(5) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as the Company's auditors for the year ending December 31, 2005.

    FOR        AGAINST    ABSTAIN   BROKER NON VOTES
-----------   ---------   -------   ----------------
152,840,872    222,302    422,374      79,755,465

     Except for proposal No. 2, all Proposals received the requisite number of votes and were carried.

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

DATE: AUGUST 12, 2005                   AMBIENT CORPORATION


                                        /s/ JOHN J. JOYCE
                                        ----------------------------------------
                                        JOHN J. JOYCE
                                        CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


DATE: AUGUST 12, 2005                   BY /s/ LAUREN FARRELL
                                           -------------------------------------
                                           LAUREN FARRELL,
                                           CHIEF FINANCIAL OFFICER