Form 10QSB
period 2005-09-30
AMBIENT CORP /NY
filed 2005-11-14
CIK 1047919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2005; or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes [ ] No [X].

As of November 14, 2005, Ambient Corporation had outstanding 163,916,002 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements*

         Consolidated Balance Sheet September 30, 2005 (Unaudited) and
            December 31, 2004                                                 1

         Unaudited Consolidated Statements of Operations for the nine and
            three months ended September 30, 2005 and 2004                    2

         Unaudited Consolidated Statements of Cash Flows for the nine and
            three months ended September 30, 2005 and 2004                    3

         Notes to Consolidated Financial Statements                           5

Item 2 - Plan of Operation                                                    8

Item 3 - Controls and Procedures                                             12

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                   13

Item 2 - Changes in Securities and Use of Proceeds                           13

Item 3 - Defaults upon Senior Securities                                     13

Item 4 - Submission of Matters to a Vote of Security Holders                 13

Item 5 - Other Information                                                   13

Item 6 - Exhibits and Reports on Form 8-K                                    13

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


                                      (ii)

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30   December 31,
                                                                             2005           2004
                                                                         ------------   ------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $  1,831,587   $  6,954,512
   Accounts receivable                                                        147,677         12,487
   Inventory                                                                  644,922        354,497
   Prepaid expenses and other current assets                                   83,301        198,639
                                                                         ------------   ------------
      Total current assets                                                  2,707,487      7,520,135

Property and equipment, net                                                   625,643        343,407
Prepaid licensing fees                                                        257,407        316,808
                                                                         ------------   ------------
      Total assets                                                       $  3,590,537   $  8,180,350
                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
   Accounts payable                                                      $    733,347   $    654,223
   Accrued expenses and other current liabilities                             121,410        242,752
   Advance from stockholder                                                   325,000        325,000
   Deferred revenue                                                            12,501
                                                                         ------------   ------------
      Total current liabilities                                             1,192,258      1,221,975

NON-CURRENT LIABILITIES
   Convertible debentures (net of discount of $846,483 and $5,459,813)        303,517         40,187
                                                                         ------------   ------------
      Total liabilities                                                     1,495,775      1,262,162
                                                                         ------------   ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
      300,000,000 shares authorized; 164,918,502 and 146,639,766
      issued; 163,918,502 and 145,639,766 outstanding, respectively           164,918        146,640
   Additional paid-in capital                                              86,552,911     82,031,660
   Deficit accumulated during the development stage                       (84,355,403)   (74,979,445)
   Less: deferred compensation                                                (67,664)       (80,667)
   Less: treasury stock; 1,000,000 shares at cost                            (200,000)      (200,000)
                                                                         ------------   ------------
      Total stockholders' equity                                            2,094,762      6,918,188
                                                                         ------------   ------------
      Total liabilities and stockholders' equity                         $  3,590,537   $  8,180,350
                                                                         ============   ============

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Nine Months                                   Three months
                                                                  Ended              From Inception             Ended
                                                              September 30,                To                September 30,
                                                       ---------------------------    September 30,   --------------------------
                                                            2005          2004            2005            2005           2004
                                                       ------------   ------------    ------------    ------------   -----------
                                                        (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
Revenues                                               $    220,595   $               $    343,595    $    208,082   $
Less Cost of goods sold (includes an inventory
   markdown of $151, 278, $-0-, $151,278, $151,278
   and $-0)                                                 352,390                        352,390         339,877
                                                       ------------   ------------    ------------    ------------   ------------
Gross Margin                                              (131,795)                         (8,795)       (131,795)

Expenses
   Research and development (1)                           1,956,861      1,524,394      11,451,527         649,366        649,004
   Less - Participation by the Office of the
      Chief Scientist of the State of Israel                                    --         558,195
                                                       ------------   ------------    ------------    ------------   ------------
                                                          1,956,861      1,524,394      10,893,332         649,366        649,004
Operating, general and administrative expenses (1)        2,637,642      1,574,292      19,345,819         730,384        485,188
Stock based compensation - net                               42,253         62,274      17,567,890          17,427          6,037
                                                       ------------   ------------    ------------    ------------   ------------
Total expenses                                            4,636,756      3,160,960      47,807,041       1,397,177      1,140,229
                                                       ------------   ------------    ------------    ------------   ------------
Operating loss                                           (4,768,551)    (3,160,960)    (47,815,836)     (1,528,972)    (1,140,229)

Interest expense                                            (85,258)       (22,182)       (821,791)        (17,812)         1,056
Amortization of beneficial conversion feature of
   convertible debt                                      (2,274,419)                    (6,389,905)       (160,519)
Amortization of deferred financing costs                 (2,338,911)    (2,504,923)    (13,269,403)       (165,071)
Interest income                                              91,181        100,432         470,265          20,867         16,363
Legal settlement                                                          (121,342)     (1,512,500)
Noncash financing expense                                                               (1,600,000)
Write-off of convertible note receivable                                                  (490,000)
Company's share in net losses of affiliate                                              (1,352,207)
                                                       ------------   ------------    ------------    ------------   ------------
Loss before minority interest and extraordinary
   item                                                  (9,375,958)    (5,649,124)    (72,781,377)     (1,851,507)    (1,122,810)
Minority interest in subsidiary loss                                                        25,000
                                                       ------------   ------------    ------------    ------------   ------------
Loss before extraordinary item                           (9,375,958)    (5,649,124)    (72,756,377)     (1,851,507)    (1,122,810)
Extraordinary item - loss on extinguishment of debt                                     (9,778,167)
                                                       ------------   ------------    ------------    ------------   ------------
Net loss                                                 (9,375,958)    (5,649,124)    (82,534,544)     (1,851,507)    (1,122,810)
Deemed dividends on convertible preferred stock                                         (1,820,859)
                                                       ------------   ------------    ------------    ------------   ------------
Net loss attributable to common stockholders           $ (9,375,958)  $ (5,649,124)   $(84,355,403)   $ (1,851,507)  $ (1,122,810)
                                                       ============   ============    ============    ============   ============
Basic and diluted loss per share:
      Net loss before extraordinary item               $      (0.06)  $      (0.04)                   $      (0.01)  $      (0.01)
      Extraordinary loss from extinguishment of debt
                                                       ------------   ------------                    ------------   ------------
   Net loss                                            $      (0.06)  $      (0.04)                   $      (0.01)  $      (0.01)
                                                       ============   ============                    ============   ============
Weighted average number of shares outstanding           159,890,614    132,065,862                     163,471,202    143,401,170
                                                       ============   ============                    ============   ============
(1) Excludes non-cash, stock based compensation
   expense as follows:
   Research and development, net                       $               $              $  1,454,192    $              $
   Operating, general and administrative, net                42,253         62,274      16,096,271          17,427          6,037
                                                       ------------   ------------    ------------    ------------   ------------
                                                       $     42,253   $     62,274    $ 17,550,463    $     17,427   $      6,037
                                                       ============   ============    ============    ============   ============

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months          From Inception
                                                                                     Ended                   To
                                                                                 September 30,         September 30,
                                                                           -------------------------   --------------
                                                                               2005          2004           2005
                                                                           -----------   -----------    ------------
                                                                           (Unaudited)   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(9,375,958)  $(5,649,124)   $(84,362,903)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                            167,024        57,585         723,911
      Amortization of note discount                                          2,338,911     2,504,923      12,624,532
      Beneficial conversion feature of convertible debt                      2,274,419                     6,389,905
      Financing, consulting and other expenses paid via the
         issuance of common stock and warrants                                  86,656       105,208      31,004,292
      Cancellation of officer loans in settlement of employment contract                                     724,447
      Loss on sale of fixed assets                                                                            20,135
      Deemed dividends on convertible preferred stock                                                      1,820,859
      Increase in net liability for severance pay                                                             15,141
      Accrued interest on loans and notes payable                                                            210,016
      Company's share in net losses of affiliates                                                          1,352,207
      Minority interest in subsidiary loss                                                                   (25,000)
      Write-off of convertible note receivable                                                               400,000
      Write-down of long term investment                                                                     835,000
      Write-off of fixed assets                                                                              136,066
      Increase (decrease) in cash attributable to changes in assets and liabilities
         Accounts receivables                                                 (135,190)        8,138        (127,152)
         Inventory                                                            (290,425)     (244,962)       (644,922)
         Prepaid expenses and other current assets                             174,739        (7,920)         44,806
         Prepaid licensing fees                                                             (201,608)       (181,808)
         Accounts payable                                                       79,125       121,012       1,009,641
         Accrued expenses and other current liabilities                       (121,342)      (77,335)        272,068
         Deferred revenue                                                       12,501                        20,001
                                                                           -----------   -----------    ------------
Net cash used in operating activities                                       (4,789,540)   (3,384,083)    (27,738,758)
                                                                           -----------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Loan provided to another company                                                                      (835,000)
      Purchase of convertible promissory note                                                               (400,000)
      Investment in affiliated company                                                                      (375,000)
      Additions to property and equipment                                     (449,260)     (284,219)     (1,546,990)
      Proceeds from disposal of fixed assets                                                                  42,100
      Loans to Officers                                                                                   (2,137,677)
      Repayment of loans to Officer                                                                        1,431,226
                                                                           -----------   -----------    ------------
Net cash used in investing activities                                         (449,260)     (284,219)     (3,821,341)
                                                                           -----------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from issuance of share capital                              115,875     4,408,174      11,279,128
      Proceeds from loans and advances                                                                       690,000
      Proceeds from issuance of notes payable                                                250,000       1,360,000
      Net proceeds from issuance of convertible debentures                                                18,455,133
      Repayment of notes payable                                                                            (800,000)
      Proceeds of loans from shareholders, net                                                               919,600
      Repayment of loans from shareholders                                                                  (968,000)
      Proceeds from long-term bank credit                                                                     95,969
      Repayment of long-term bank credit                                                                     (87,996)
      Increase (decrease) in short term bank credit                                                          (32,004)
      Public offering of common stock                                                                      3,433,027
      Repayment of short-term debt                                                                          (250,000)
      Proceeds from short-term debt                                                                          274,038

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      Loans to affiliate                                                                                    (977,207)
                                                                           -----------   -----------    ------------
Net cash provided by financing activities                                      115,875     4,658,174      33,391,688
                                                                           -----------   -----------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (5,122,925)      989,872       1,831,587
CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                             6,954,512     2,621,643              --
                                                                           -----------   -----------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 1,831,587   $ 3,611,515    $  1,831,587
                                                                           ===========   ===========    ============
Noncash financing and investing activities:
      Issuance of common stock and warrants in respect of accounts
         payable                                                           $             $   150,000
                                                                           ===========   ===========
      Issuance of common stock upon conversion of debentures               $ 4,350,000   $
                                                                           ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period of:
      Interest Expense                                                     $    31,326
                                                                           ===========
      Income Taxes                                                         $
                                                                           ===========

                 See Notes to Consolidated Financial Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

The Company is aggressively seeking to raise additional capital, and has engaged an investment banking firm, to assist it, on a best efforts basis, in its efforts to raise funds. Presently, the Company does not have any indication of interest from any person and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

NOTE 2 - REVENUE RECOGNITION

We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. We recognized revenue from design and installation services at the time services are performed. Revenue from software licensing is deferred and recognized over the life of the license agreement.

NOTE 3 - NET LOSS PER SHARE

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

                            2005         2004
                         ----------   ----------
Stock options            22,498,250   15,970,250
Warrants                 36,733,505   22,872,662
Convertible debentures    4,600,000

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - STOCK BASED COMPENSATION PLANS

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                     Nine Months Ended           Three Months Ended
                                                       September 30,               September 30,
                                                --------------------------   -------------------------
                                                    2005           2004          2005          2004
                                                ------------   -----------   -----------   -----------
Net loss, as reported                            ($9,375,958)  ($5,649,124)  ($1,851,507)  ($1,222,810)
Add: Stock based compensation
   expense, as reported                                   --            --            --            --
Deduct: Total stock-based compensation
   expense determined under the fair
   value based method for all awards                (964,886)     (666,408)     (298,985)     (338,208)
                                                ------------   -----------   -----------   -----------
Pro forma net loss                              ($10,340,844)  ($6,315,532)  ($2,150,492)  ($1,561,018)
                                                ============   ===========   ===========   ===========
Basic and diluted loss per share, as reported         ($0.06)       ($0.04)       ($0.01)       ($0.01)
                                                ============   ===========   ===========   ===========
Basic and diluted loss per share, pro forma           ($0.06)       ($0.05)       ($0.01)       ($0.01)
                                                ============   ===========   ===========   ===========

The weighted average per share fair value of options granted during the nine months ended September 30, 2005 and 2004 was $.318 and $.186, respectively. The fair value of each option granted in 2005 and 2004 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions; volatility of 157% and 168%, expected life of options of 7.26 and 8 years, risk free interest rate of 4.18% and 3.65% and a dividend yield of 0% and 0%, respectively.

The FASB issued SFAS 123(R) "Share Based Payment" ("SFAS No. 123(R)") that is effective for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005. Accordingly, the adoption of SFAS No. 123(R) requiring the use of the fair value method may have an impact on our results of operations and overall financial position.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less. Cash and cash equivalents are carried at cost, which approximates market value.

NOTE 6 - INVENTORY

Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Costs include materials, direct and indirect labor and overhead. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company is still in development stage, fixed manufacturing costs may produce negative gross margins. As such, inventories are reviewed for lower of cost or market valuation.

Inventory consists of the following:

                  September 30, 2005   December 31, 2004
                      (Unaudited)          (Audited)
                  ------------------   -----------------
Raw materials          $356,865            $159,003
Work in process              --                  --
Finished goods          286,057             195,494
                       --------            --------
                       $644,922            $354,497
                       ========            ========

NOTE 7 - STOCKHOLDER'S EQUITY

Debenture Conversions

From January through September 30, 2005, $4,350,000 principal amount of the Company's three year 6% Convertible Debentures issued in December 2004 were converted into 17.4 million shares of Common Stock. By their terms, the Debentures are convertible into shares of the Common Stock at a per share conversion rate of $0.25.

Shares Issued in Lieu of Cash

From January through September 30, 2005, 177,612 shares of common stock were issued in lieu of cash for $44,403 interest due pursuant to the Company's convertible debentures.

Option Exercises

From January though September 2005, options for 401,250 shares of common stock were exercised resulting in gross proceeds to the Company of $80,250.

Warrant Exercises

From January through September 2005, warrants for 296,875 shares of common stock were exercised resulting in gross proceeds to the Company of $35,625.

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

     We are a development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. To date, we have devoted substantially all of our efforts towards research and development activities and initial marketing efforts. As of September 30, 2005, we had an accumulated deficit of approximately $84.4 million (which includes approximately $40.6 million in stock based charges and other non cash charges.) As a development stage company, we have a limited operating history upon which and evaluation of our prospects can be made. Ambient's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

     We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. During fiscal 2004 and the nine month of fiscal 2005, we have significantly increased our in-house personnel, primarily in product development and testing, expanded the scope of our pilots with the participation of Consolidated Edison of New York and EarthLink, Inc. and entered into collaborative arrangements with leading companies engaged in the PLC field. As of September 30, 2005, we had 33 employees.

     Subject to raising additional capital, we intend to continue over the next twelve months to increase commercialization efforts, including increasing our research and development and sales and marketing efforts, expanding the number and scope of our pilots and building appropriate inventory levels.

MANAGEMENT DISCUSSION AND ANALYSIS

     REVENUE. Revenue for the three and nine months ended September 30, 2005 was $208,082 and $220,595, respectively. Revenue for the three and nine months ended September 30, 2005 was primarily attributable to sales of equipment, software and related network design and installation services from new pilots that were launched in the third quarter. The Company did not record any revenues during the corresponding periods in 2004.

     COSTS OF SALES. Costs of sales for the three months and nine months ended September 30, 2005 were $339,877 and $352,390, respectively. No costs of sales were recorded during the corresponding periods in 2004. Cost of sales include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. Cost of sales also includes expenses related to the write down of inventory to lower of cost or market. For the three and nine months ended September 30, 2005 cost of sales included an inventory write down of $151,278 related to lower of cost or market adjustments. There were no costs of sales adjustments recorded in the corresponding periods in 2004.

     GROSS MARGIN. Gross Margin for the three and nine months ended September 30, 2005 was a loss of 131,795. There was no gross margin recorded during the corresponding periods in 2004. Our gross margin, for the three and nine month periods, was negative as a result of inventory write-downs of $151,278 for lower of cost of market adjustments which includes an allocation of fixed manufacturing overhead. Because we are still a development stage company, the allocation of fixed manufacturing costs to cost of goods sold may continue to result in negative gross margins until we reach commercial viability.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our PLC Technologies. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three and nine months ended September 30, 2005 were $649,366 and $1,956,861, respectively, compared to $649,004 and $1,524,394 during the corresponding periods 2004. The increase in research and development expenses during 2005 is primarily attributable to an increase in the product design and development efforts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the three and nine months ended September 30, 2005 were $730,384 and $2,637,642 compared to $485,188 and $1,574,292 for the corresponding periods in 2004. The increase in general and administrative expenses is primarily attributable to an increase in personnel and related costs.

     OTHER OPERATING EXPENSES. A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants and senior personnel through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the three and nine months ended September 30, 2005 we incurred non-cash stock-based compensation expense of approximately $17,000 and $42,000 as compared to $6,000 and $62,000 for the three and nine months ended September 30, 2005.

     NONCASH EXPENSES. For the three and nine months ended September 30, 2005, we incurred non-cash expenses of approximately $325,500 and $4.6 million, respectively, related to the amortization of beneficial conversion feature of convertible debt and amortization of deferred financing costs related to the conversion of approximately 79% of the Company's convertible debentures during the period. During the nine months ended September 30, 2004 we incurred non-cash expenses of approximately $2.5 million. Such expenses relate primarily to the amortization of deferred finance costs related to the conversion in the fiscal 2004 of the Company's 2003 debentures.

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

REVENUE RECOGNITION

     We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. We recognize revenue from design and installation services at the time services are performed. Revenue from software licensing is deferred and recognized over the life of the license agreement.

INVENTORY VALUATION

     Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Costs include materials, direct and indirect labor and overhead. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company is still in development stage, fixed manufacturing costs may produce negative gross margins. As such, inventories are reviewed for lower of cost or market valuation.

VALUATION OF STOCK-BASED COMPENSATION

     We account for stock-based compensation (see Note 4 of the Notes to the Consolidated Financial statements) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, we record deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the Common Stock at the time of the grant.

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

The FASB issued SFAS 123(R) "Share Based Payment" ("SFAS No. 123(R)") that is effective for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005. Accordingly, the adoption of SFAS No. 123(R) requiring the use of the fair value method may have an impact on our results of operations and our overall financial position.

DEFERRED INCOME TAXES

     Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 30, 2005, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, cash and cash equivalents totaled approximately $1.8 million as compared to approximately $7.0 million at December 31, 2004.

     Net cash used in operating activities for the nine months ended September 30, 2005 was approximately $4.8 million compared to approximately $3.4 for the same period in 2004. The increase is primarily attributable to ongoing research and development and general and administrative expenses, including the addition to inventory in anticipation of the expansion of ongoing pilots and to further prepare for the commercialization phase of our PLC Technologies. As of September 30, 2005, inventory on hand was approximately $645,000. In addition, during the nine months ended September 30, 2005, we augmented our technology team and added significant resources to our management team.

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

     In December 2004, we sold $5,500,000 aggregate principal amount of our convertible debentures and warrants, receiving net proceeds of approximately $4.9 million after the payment of offering related fees and expenses. As of September 30, 2005, debentures with a principle amount of $4,350,000 have been converted into 17,400,000 shares of Common Stock at a conversion price of $0.25.

     We believe that our existing cash and cash equivalents are insufficient to fund operations beyond the current fiscal year. We will need to raise additional capital to fund the on-going business operations and continue the commercial development and introduction of our technologies. Management is aggressively seeking to raise capital that will provide the funds needed to continue our business operations and has engaged an investment bank to assist us, on a best efforts basis, to raise funds. Presently, we do not have any indications of interest from any person and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and perhaps cease operations. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2004. Such a "going concern" qualification may make it more difficult for us to raise funds. Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification

32.2 Section 1350 Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: NOVEMBER 14, 2005                 AMBIENT CORPORATION


                                        /s/ JOHN J. JOYCE
                                        ----------------------------------------
                                        JOHN J. JOYCE
                                        CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


DATE: NOVEMBER 14, 2005                 BY /s/ LAUREN FARRELL
                                           -----------------------------------
                                           LAUREN FARRELL,
                                           CHIEF FINANCIAL OFFICER