Form 10KSB
period 2005-12-31
AMBIENT CORP /NY
filed 2006-02-24
CIK 1047919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:
   [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                  OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X].

The issuer's revenues for the year ended December 31, 2005: $236,903

As of February 23, 2006, there were 167,434,381 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $31,812,532. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2006 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                               AMBIENT CORPORATION
                         2005 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

ITEM 2.  DESCRIPTION OF PROPERTY..............................................21

ITEM 3.  LEGAL PROCEEDINGS....................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................21

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......................21

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............22

ITEM 7.  FINANCIAL STATEMENTS.................................................27

ITEM 8.  CONTROLS AND PROCEDURES..............................................28

ITEM 8A. OTHER INFORMATION....................................................28

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................29

ITEM 10. EXECUTIVE COMPENSATION...............................................29

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................29

ITEM 13. EXHIBITS.............................................................29

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES.................................29

                           FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        Ambient Corporation (herein "Ambient" or "the Company") is solely focused on the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables electric utilities and other owners of electrical distribution systems, and their system operators to deliver a suite of Internet Protocol (IP) based services using their existing power distribution infrastructure.

        The proprietary equipment, services, and technologies that compose the BPL networks that we are designing, developing, testing, and marketing, will be referred to throughout this Annual Report as the "BPL Solutions."

        A slower version of BPL has been used by utilities for several decades for basic internal utility operations, primarily system control and information feedback over the medium voltage distribution grid. However, the distribution transformers that reduce the medium voltage on the distribution circuits to the lower voltage levels normally delivered to households and businesses effectively block the transmission of high-speed data signals. We have designed, developed and successfully tested, on a limited basis, our proprietary and patent protected technology and equipment designed to overcome this limitation. We are currently working with leading utilities and technology companies to further develop, test and demonstrate the equipment, components and technologies that comprise our BPL Solutions. First generation components and technologies presently are being evaluated in field trials and pilot programs. Our BPL Solutions are designed to take advantage of the existing utility distribution network architecture by overlaying a communications network that is scalable, adaptable and able to deliver a wide variety of applications and services to a diverse population.

        Our goal is to become a leading designer, developer and systems integrator for commercially deployed BPL networks that focus on providing broadband services to utility and other customers and maximizing internal utility functions (i.e. efficient systems control and monitoring.) We intend to generate revenues from the design and management of BPL systems and from the sale, support, and installation of the equipment and technologies comprising our BPL Solutions.

GENERAL BACKGROUND

        Since the onset of the Internet revolution, significant resources have been invested in technologies designed to deliver ever greater amounts of data to end users. The rising demand from consumers, businesses, and governments for dependable and cost effective high-speed communications services has spawned the introduction of several broadband technologies. "Broadband" generally refers to technologies that can enable network connections in excess of the standard dial-up 56 Kilobytes per second (Kbps) limit of traditional telephone lines.

        Growing consumer and business demand for high-speed communications, as well as the desire of local, state and federal governments to promote Internet access, has dramatically changed the communications industry. Based on published reports, the number of subscribers in the United States with broadband Internet access is currently estimated at 36 million and by 2008 that figure is expected to increase to approximately 69.4 million.

        Traditionally, technology advances have been first implemented in what is called "the core" of a network; that is, where signal traffic from individual users is grouped together in increasingly larger and larger bundles of traffic, and transported from one centralized aggregation point to another. For example, fiber optics was first used in intercontinental communications, in which a single cable carried signals from thousands and thousands of individuals. Typically, newer communications technologies have reached the access network (or the "edge" of the network the so called "last mile" where the subscribers are located) only after the costs associated with using the new technologies (at the subscriber level) have been substantially reduced. Over the last several years, the cost of deploying different broadband access technologies has generally declined to the point where telephone companies and cable companies could and have increased the amount of bandwidth that they provide to their subscribers. Subscribers who previously had access to only 28.8 Kbps or up to 56 Kbps over their analog phone lines for very limited data services, now can access networks at rates greater than 1.5 Megabits per second (Mbps), enabling voice, data, music, Internet based multiplayer gaming and some video transfers over the Internet.

        Consumer demand for high-speed communications has been filled by various access methods, including modems connected to conventional telephone lines, higher speed digital subscriber telephone lines (DSL), cable TV with data modems in set-top boxes and, more recently, wireless networks. However, these currently deployed high-speed access solutions have inherent technical and economic drawbacks. While DSL technology can range from 154 Kbps to 1.5 Mbps or higher, it requires a dedicated network connection and may be unavailable for areas that are more than 18,000 feet from the central office. DSL technology is also typically expensive to implement and to maintain. Cable speeds can reach peaks of 1.5 Mbps or higher, but cable technology is also expensive to implement. Cable is also characterized by individual loss of bandwidth at various peak times when the number of subscribers reaches critical mass.

        Broadband wireless is another access technology that has recently been pursued to bridge the last mile problem. Broadband wireless technologies use over-the-air transmission and consequently they require no new wire-line infrastructure to connect to the end-user. However, wireless solutions also suffer from significant drawbacks, including line of sight limitations, security concerns, weather effects, and the need to access licensed radio frequency spectrum in some cases.

BENEFITS OF BROADBAND OVER POWER LINES

In addition to delivering end-user bandwidth that is competitive to other broadband technologies, BPL has the following significant advantages:

   o UNIQUE UTILITY APPLICATIONS. BPL will provide a wide range of cost-effective, utility specific applications and benefits not offered by other broadband technologies. Utilities can deploy a dedicated BPL network, or leverage one deployed for consumer broadband, to provide automated meter reading (AMR), remote outage detection, substation monitoring, remote re-connect and disconnect, real-time pricing, intelligent demand-side management (IDSM), and direct load control. These services can enable utilities to significantly reduce operating costs while improving customer service.

   o UBIQUITY. BPL technology can be deployed worldwide, anywhere there is an electrical distribution network. A BPL network can extend broadband to thousands of rural consumers in North America, as well as to large segments of the world's population, that do not have access to cable or DSL.

   o "LAST 100 YARD". In addition to having nearly 100% consumer penetration in the United States, and a physical medium conducive to carrying a robust signal, power lines provide a direct connection to each and every end user. Unlike cable and DSL, there is no additional wiring required to the end user's premises, often called the "last 100 yards". Nor is there any wiring within the premises - users access the BPL network directly through an appropriate modem plugged into virtually any electrical outlet.

   o ROBUSTNESS. Atmospheric challenges and line of sight requirements ordinarily associated with wireless communication systems are not issues with power line based options.

   o NETWORK FLEXIBILITY. As with all networks, a BPL network can experience individual loss of bandwidth at times of peak usage. However, the BPL network is designed to permit sequential installations and expansions corresponding to actual customer demand. To maintain bandwidth at higher subscriber densities, the network can be segmented into new cells and the signal re-injected at additional wired or wireless backhaul connectivity points.

   o INITIAL EXPENSE. The initial capital expenditure required to implement a BPL network is expected to be less than that for other types of broadband services, due in part to the existence of the electric distribution system. This can translate to a lower cost basis to amortize and enable delivery of a lower cost service to the end-user.

CURRENT STATUS OF BPL

        Utilities have used low speed BPL to monitor and control certain functions for some time. During the past decade, utilities and technology companies in the United States, Europe and South America have experimented with higher-bandwidth data transfer via electric distribution systems. The recent advances in BPL technology allow for the delivery of high-speed communications over medium and low voltage power lines. Internationally, many utilities are conducting commercial pilot programs and a few utilities are already offering limited commercial services.

        Fueled by recognition of the potential financial, operational and public benefits derived from deploying BPL technologies, interest in BPL has grown significantly over the past few years. Conferences on the subject are frequent, and are attended by regulators, electric power providers, and persons from other relevant fields including telecommunications and networking. BPL technologies and modems for in-house networking are maturing and a number of companies are vying for the in-house market.

        We believe that utilities have been reluctant to implement high-speed BPL over their distribution infrastructure primarily because of two technical limitations inherent to existing electric distribution grids. The first and less significant limitation is radio interference. Data signals, which travel in radio waves, can disrupt, and be disrupted by, radio and mobile communications transmissions that have been licensed by the FCC to operate at specific frequencies. Emerging BPL technologies and solutions have addressed and are increasingly solving these problems.

        The second and more significant limitation is that the distribution transformers that convert medium voltage to the low voltage that is delivered to commercial and residential premises may also weaken or interfere with the transmission of high frequency data signals. Other developers of BPL technologies have tried to solve this problem by using capacitive couplers to bypass the distribution transformers. Capacitive coupling has been found to be of severely limited use on overhead medium voltage power lines. We have addressed many of these limitations and issues by using inductive couplers to bypass the distribution transformers. Our patent protected method has proven to be a breakthrough, allowing efficient exploitation of overhead and underground lines in a manner that is safe and acceptable to utilities and line crews.

        While some utilities may be reluctant to become Internet service providers (ISPs) or otherwise directly deliver broadband services to their customers, we believe that action taken by the Federal Communications Commission
(FCC) has encouraged ISPs and other network service providers (NSPs) to examine the option of reselling BPL services to end-users in partnership with utilities. See "Government Regulations"

AMBIENT'S BPL SOLUTIONS

        Our BPL network is overlaid on the medium-voltage and low-voltage segments of the power distribution system. High-speed backhaul connections can be brought to the BPL network at substations (where many utilities have already installed fiber-optic or other high-speed data links), elsewhere along the medium voltage circuit, or at the curb for in-building BPL networks. The high speed data is coupled to, and then travels over, the medium voltage line. At remote locations, it is transferred to the low-voltage segment, or to a wireless interface, for the final leg to the end user.

A simplified view f our BPL network is shown is Figure 1.




                                   [PICTURE]




                    FIGURE 1 AMBIENT BPL NETWORK ARCHITECTURE

The entire network is built from a few basic components: COUPLERS that transfer the communications signal to and from power lines, NODES that transmit the communications signal to, and receive the communications signal from, the medium- and low-voltage power lines, and MODEMS that transfer the communications signal to and from end users.

        COUPLERS transfer the communications signal to and from power lines. Our proprietary patented inductive coupler technology successfully overcomes the longstanding challenges to the commercialization of BPL networks: previous technologies were not able to transfer the high speed signal through the medium to low voltage transformer, requiring a new line to be run from the distribution transformer to the end user. Our coupling technology allows the low voltage transformer to be easily bypassed. Earlier BPL implementations required the necessary equipment to be installed on de-energized lines, seen as a serious deficiency by the utility companies. Our equipment is easily installed on energized medium-voltage and low-voltage lines by standard utility crews and in multiple dwelling unit installations by electricians. Other high speed systems implemented to date have involved equipment, installation, and maintenance costs that were not in line with the revenue potentials. Our development efforts are directed towards improving these economics, and the Ambient system now represents a cost-effective implementation of a high-speed data network.

        In September 2002, the USPTO issued our first patent with a priority date of December 1999, primarily covering inductive coupling of data signals onto overhead and underground power distribution cables. Subsequent patents further developed and protected this key technology. Our expanding patent portfolio currently includes six patents on the core data coupling technology and its application. Several others patent applications are either allowed, pending, or under review by the USPTO, and we have applied for corresponding patents in key markets worldwide.

        We anticipate that the alternative choke-based coupling technologies described in other patent applications will provide less efficient coupling, and cost more to produce. We further anticipate that compared to the capacitive couplers used in other BPL networks, the production and installation costs of our couplers will be lower. Therefore, we believe that our inductive couplers offer a preferred, cost effective, and technologically advantageous BPL implementation.

        NODES are electronic devices that transmit the signal to and receive the signal from the medium- and low-voltage power lines. Our node is a modular low cost device that can be configured for different roles. It can accept the communications signal from the backhaul network, repeat (regenerate) the signal at any point on a network segment, accept additional backhaul or end-user connections with an integrated wireless (802.11 a/b/g, 900 MHz, etc) access point, and transfer the signal to the low voltage line for delivery to the end user wherever a medium to low voltage transformer is located. Our standard node is powered from the low voltage line and can have an optional battery to allow operation in the event of power outages. The node can be remotely accessed over the BPL network to detect system status (such as power and low battery conditions) and perform management functions.

        MODEMS transmit the signal to and receive the signal from the low-voltage power line at the end-user's location. The modem is typically connected to either a router or the user's personal computer. In addition to an Ethernet interface, some models of our BPL modems contain a standard telephone jack for internet telephony applications. Our BPL Solutions use modems from Toyo Network Systems, a leading BPL company whose equipment and technologies have been deployed in large-scale BPL pilots in Spain and Portugal.

Our BPL Solution offers other functional and competitive advantages:

   o POTENTIAL FOR INCREASE IN BANDWIDTH. Our BPL networks have successfully demonstrated consistent delivery of bandwidth of 3 to 5 Mbps to the customer. Future network and modem technologies are expected to allow the same frequency bands to carry at least three times more data.

   o A FLEXIBLE AND EXPANDABLE NETWORK ARCHITECTURE. Our BPL Solutions have a versatile system build out and expansion capability that permits sequential installations and expansions corresponding to actual customer demand. This allows the BPL network owner to initially build just the capacity it needs, with future expansions requiring little, if any, modification of the existing network.

   o A COMPLETE BPL NETWORK MANAGEMENT SOLUTION. Recognizing the market opportunity in the management of deployed BPL networks, in late 2005 we began development of our scalable, reliable Network Management System software solution ("NMS"). NMS will support auto-discovery of network resources, event logging, alerts, and correlation, data collection and reporting. The beta release of NMS is scheduled for the second quarter of 2006.

PILOTS, DEPLOYMENTS, AND OTHER COLLABORATIVE ARRANGEMENTS

        We are is currently conducting field trials and pilot demonstrations that are evaluating the components and technologies that compose our BPL Solutions. Since 2002 we have had a Research and Development Agreement with Consolidated Edison Company of New York Inc. ("Con Edison"), a leading utility service provider and our principle collaborative partner. Under this agreement we have sole rights to any jointly developed BPL technology, and we are jointly operating several BPL pilot, trial, and demonstration networks on Con Edison's electric distribution system. EarthLink, Inc.("EarthLink"), a leading ISP, has agreed to participate in and support our trials with Con Edison. We are also conducting limited field trials and joint cooperative efforts with several other electric utilities. In addition we are working with leading BPL technology companies, such as Design of Systems on Silicon ("DS2")and Toyo Network Systems("TNS"), to further develop, deploy, and commercialize our BPL technology.

   o A UTILITY APPLICATIONS BPL PILOT NETWORK IN PEARL RIVER, NEW YORK. In early 2004, we installed a BPL network that spans approximately one and one half miles at Orange and Rockland Utilities, Inc., a Con Edison subsidiary headquartered in Pearl River, New York. This network is used to demonstrate substation monitoring to an energy control center facility and can be used for other potential core utility applications.

   o AN INDUSTRIAL APPLICATIONS BPL PILOT NETWORK IN MANHATTAN, NEW YORK CITY. In 2004, we installed a BPL network in Con Edison's First Avenue steam tunnel in Manhattan in New York City. Con Edison uses the network to monitor environmental conditions and the state of the steam main and to provide telephony service in the tunnel using Voice over Internet Protocol (VoIP) technology. This single BPL network provides a variety of services that would have otherwise required multiple technologies and wiring systems.

   o A CONSUMER ORIENTED AND UTILITY APPLICATION BPL PILOT DEMONSTRATION NETWORK IN WESTCHESTER COUNTY, NEW YORK. In 2002, Ambient and Con Edison deployed a BPL network in the Village of Briarcliff Manor, New York, a suburb located north of New York City. This network spans a distance of approximately one mile and has achieved speed from 10 to 16 Mbps over the medium voltage lines and 3.5 to 7 Mbps delivered to consumers. The initial pilot now passes over 700 residences, and currently provides consumer broadband Internet access to pilot participants and allows for video monitoring of a local intersection.

   o PILOT PHASE OF AN ADVANCED GRID MANAGEMENT TRIAL. Since 2004, Ambient and Con Edison have been conducting phased development trials of utility service and management applications, and have successfully completed a small field trial phase. On January 27, 2006, Con Edison and Ambient entered into an agreement with NYSERDA (the New York State Energy Research and Development Authority) (the "NYSERDA Agreement") pursuant to which they undertook to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures and related activities, for which Con Edison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Research and Development Agreement to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement. In the amendment, Con Edison and Ambient certified the completion of the Small Field Trial Phase, agreed that the $325,000 advance owing from Ambient to Con Edison was subsumed into the revenue royalty granted to Con Edison in the Research and Development Agreement, and agreed to move forward to an Advanced Grid Management Pilot Phase that encompassed the statement of work contained in the NYSERDA Agreement. Additionally, in the amendment, Con Edison committed to remit to Ambient not less than $180,000 of the grant monies received from NYSERDA to compensate Ambient for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the State's energy program.

        The $325,000 advance will be recorded as revenue by Ambient during the first quarter of 2006.

   o A CONSUMER ORIENTED MULTIPLE DWELLING UNIT BPL NETWORK IN MANHATTAN, NEW YORK CITY. In March 2005, we installed and activated a pilot Multiple Dwelling Unit (MDU) BPL network in a 16 floor, 213 unit condominium building located on Manhattan's upper west side. This network initially offered consumer high-speed Internet service. In October 2005 we deployed EarthLink's next generation Voice over Internet Protocol (VoIP) service, trueVoice(TM). Video surveillance, intercom services, cached video-on-demand capability, and remote load management and control applications are currently in development.

   o BPL NETWORK PILOT WITH SAN DIEGO GAS & ELECTRIC COMPANY. In July 2005, we undertook a pilot demonstration with San Diego Gas & Electric Company (SDG&E) to install a BPL-network on the SDG&E grid. This pilot will allow SDG&E to evaluate several consumer and utility based applications including BPL-enabled meter reading, and demonstrate how our solution may help to fulfill the California Advanced Metering Initiative (AMI). SDG&E has also licensed our new Network Management System (NMS) to monitor and manage the BPL network. This pilot was showcased at the United Power Line Council (UPLC) conference in February 2006.

   o BPL NETWORK PILOT IN THE SOUTHEASTERN UNITED STATES. After successful completion of a proof of concept phase, in January 2006 we entered into a pilot demonstration agreement with a large investor-owned utility in the southeastern United States.

        The pilot, which will service approximately 700 homes, is being designed to encompass a comprehensive, end-to-end solution for high-speed transmission and reception of data and voice services via electric power lines for both broadband carrier and core utility applications/services. Included in the pilot is a demonstration of the Company's ability to simultaneously support utility applications as well as provide an infrastructure for the utility to offer its electricity customers a choice of multiple ISPs over the same power lines. The network will be monitored and managed by the Company Network Management System, a proprietary software management system. The pilot is expected to continue for approximately 8 weeks, at the conclusion of which the parties will separately evaluate the results of the pilot and the feasibility of commencing an initial commercial build out and deployment of the Company BPL Solutions to approximately 10,000 homes on the utility's electrical power distribution system (the "Phase 1 Deployment").

        The pilot demonstration agreement contemplates that the Company will enter into negotiations with the utility regarding an agreement respecting the Phase 1 Deployment with the goal of completing this agreement on or about the time of the expected completion of the pilot. No assurance can be given, however, that the company will in fact agree with the utility on the feasibility of proceeding to Phase I Deployment or consummate an agreement respecting Phase I Deployment on mutually acceptable terms.

        In January and February of 2006, revenue from the pilot program amounted to approximately $400,000.

        No assurance can be given that we will agree with the utility on the feasibility of proceeding to Phase I Deployment or consummate an agreement respecting Phase I Deployment on mutually acceptable terms.

   o LICENSING AGREEMENT WITH DESIGN OF SYSTEMS ON SILICON. In 2001, we entered into an initial licensing agreement with Design of Systems on Silicon S.A. (DS2), the world leader in the development of BPL chipset products, to incorporate DS2's chipsets and software into our BPL

        Solution. In January 2004, we entered into a new agreement that strengthens and builds upon this relationship. We are now working with DS2 to further develop its technology and are integrating DS2's next-generation 200 Mbps chipsets, which feature 10 to 40 times faster performance than other broadband technologies, integrated support for Quality and Class of Service (QoS and CoS) for latency-sensitive and bandwidth-intensive services such as delivery of multiple streams of video content (HDTV and SDTV), and support for new interoperability standards.

   o    ALLIANCE AND DISTRIBUTION AGREEMENT WITH TOYO NETWORK SYSTEMS CO., LTD.:
        In February 2005, we entered into an alliance and distribution agreement with Toyo Network Systems ("TNS") of Japan formerly known as Toyo Communication Equipment Co. Ltd. TNS is a subsidiary of NEC. This agreement is intended to lead to our collaboration with TNS in the commercialization of our respective BPL technologies. TNS has been a licensee of DS2 technologies since 2002, and its equipment and technologies have been deployed in large-scale BPL pilots in Spain and Portugal.

        OUR STRATEGY

        Our goal is to become a leading designer, developer and systems integrator for commercially deployed BPL networks that deliver broadband services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these BPL networks, as well as the sales, installation, and support of the necessary equipment and technologies and licensing of our Network Management System. Our efforts are focused on the following:

   o EXPAND THE RANGE OF UTILITY AND CONSUMER APPLICATIONS. The applications create the need for the network, and our goal is to drive the development of new applications to create this need. One example is our provision of EarthLink's VoIP telephone service over a BPL network installed in a New York City multiple dwelling unit ("MDU") in 2005. This high-speed network now enables streaming video, alarm monitoring and other consumer services. Utility and industrial applications also advanced during 2005 include video surveillance sub-station monitoring and communications (VoIP).Future utility applications such as BPL enabled Automatic Meter Reading (AMR), remote outage detection, and Intelligent Demand Side Management (IDSM) may help to make BPL deployment cost-effective even in the absence of consumer broadband service. We intend to continue to work with other technology companies to expand the range of applications that will economically justify BPL deployments.

   o EXPAND OUR STRATEGIC RELATIONSHIPS AS DESCRIBED IN DETAIL UNDER "PILOTS, DEPLOYMENTS AND OTHER COLLABORATIVE ARRANGEMENTS." We are currently working with several utilities, as well as other technology companies, to further develop our BPL Solutions. We will continue to strengthen these existing relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

   o PURSUE OUR ROLE AS A LEADING SYSTEMS INTEGRATOR. During 2005, we further developed our role as a leading BPL systems designer, integrator, and coordinator. These activities position us to generate revenue from systems design in addition to the sale and installation of BPL components and technologies.

   o DEVELOP, DEPLOY, AND LICENSE OUR NETWORK MANAGEMENT SOLUTION. Recognizing the market opportunity in the management of deployed BPL networks, in late 2005 we began development of our proprietary Network Management System software ("NMS") our scalable, reliable BPL network management software solution. NMS will support auto-discovery of network resources, utility applications, diagnostic tools, event logging and correlation alerts, data collection and reporting. The beta release of NMS is scheduled for the second quarter of 2006.

   o DIVERSIFY OUR MARKET OPPORTUNITIES. Although we have identified several specific markets and solutions, in 2005 we continued to identify and address new opportunities. One example is our MDU installation discussed above for which our BPL Solutions have proven to be well suited. Our BPL Solutions can utilize a building's existing infrastructure to provide high-speed Internet access to commercial, residential, hospitality, and other locations. Experience with this installation will enable us to further develop and market our BPL Solutions to MDUs. In 2006 we will continue our efforts to identify and develop other diversified market opportunities.

   o EXPAND AND PROTECT OUR INTELLECTUAL PROPERTY. We believe that our future success depends on the continued development and protection of our proprietary technologies. In addition to enabling us to take a leading position in the BPL marketplace, a large intellectual property base opens up revenue generating licensing possibilities. Our expanding patent portfolio increased in size in 2005 and currently includes six patents on the core data coupling technology and its application. Several others patent applications are either allowed, pending, or under review by the USPTO, and we have applied for corresponding patents in key markets worldwide. We will continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.

   o LEAD INDUSTRY STANDARDIZATION EFFORTS. We believe that open standards and interoperability will benefit consumers, hasten the deployment of BPL technology, and lead to greater success for both the company and the industry as a whole. We are a founding member of the Universal Powerline Association (UPA), an association of industry players created to promote BPL global interoperability standards. John J. Joyce, our President and Chief Executive Officer also serves as Vice Chairman of the UPA Board of Directors. We are also a member of the United Power Line Council (UPLC), an alliance of electric utilities and technology companies working together to drive BPL development. Mr. Joyce serves on the UPLC Board and Ram Rao, our Chief Network Architect, is Co-chair of the UPLC Technical Action Committee. Additionally, our key technical personnel currently chair two working groups of the Institute of Electrical and Electronics Engineers (IEEE), and participate with one another, to drive the development of BPL safety, electromagnetic compatibility and system interoperability standards. We intend to continue our active role in the establishment of national and international BPL standards and ensure that our BPL Solutions conform to these evolving standards.

        No assurance can be provided that we will be successful in our strategic efforts in marketing our BPL Solutions (including all of the integral components/technologies to be created by third parties) in further developing and designing these technologies to meet market demands, or that our BPL Solutions can or will be integrated into commercially deployed BPL networks. Additionally, we face capital constraints. The additional $1.3 million that we raised from the placement of secured debt in January 2006 will enable us to continue to initiate and complete new and existing pilot programs for the short term. However, our existing cash resources are not sufficient to support the commercial introduction, production, and delivery of our BPL Solutions as contemplated in our business plan and we will need to raise additional capital for that purpose on an a immediate basis. In addition, this secured debt matures in June 2006. Accordingly our business and strategy are subject to many risk factors. See "Risk Factors".

PRODUCTION AND SUPPLIES

        During the past year we have transitioned both our source of supply and manufacturing processes from lab based to pilot production. We have expanded our use of local contract manufacturing capabilities and suppliers in positioning the products and processes to scale with the business. In 2006, we intend to continue the transition toward a full out-sourced model extending from electronic manufacturing and testing to include systems and fulfillment operations.

        Through our pilot efforts we have demonstrated the effectiveness of both the materials specifications along with manufacturing processes in support of our propriety couplers. We have cultivated "strategic" relationships with key suppliers with both the processing expertise and capacity to support our forecasted needs.

        Our outlook is to continue leveraging technology and distribution alliances along with value-add manufacturing services to ensure we are positioned to support the commercial role out of our products.

MARKETING PLAN

        To date our efforts have been devoted primarily to the design, development, testing and certification of the technologies and components comprising our BPL Solutions as well as raising the capital needed to maintain our business and begin to develop the infrastructure to support wider BPL adoption.

        We anticipate that we will be able to generate revenue principally from, but not limited to, one or more of the following: BPL network design, engineering and installation: sale and support of the underlying components; licensing and support of our NMS; and potential license and related maintenance fees collected from utilities, technology companies or network operators. We have identified initial opportunities to focus our business development efforts with several large Investor Owned Utilities (IOUs) and Multi-Dwelling Unit
(MDUs) landlords and service providers. We will be able to refine our strategy and the potential and likely sources of revenue as the state regulatory environments and standards development processes progress and potential customers refine their respective business models with the introduction of next generation systems.

        While we have recorded revenues during 2005 in connection with the sale and license of certain equipment being used in our on-going pilots, we presently have no agreement with any utility, ISP or reseller or other party respecting any significant revenue generating arrangement for our BPL Solutions and no assurance can be provided that we will in fact be able to enter into such agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the integration and deployment by one or more leading utilities or other potential customers of our BPL Solutions into a commercially deployed BPL network.

        Our principal target customers are electric utilities in North America and elsewhere that are interested in developing the potential for BPL communications in their respective markets. However, we are also exploring the MDU market, including residential landlords, hotels and other commercial businesses in an effort to expand our addressable market and diversify our potential revenue base. We also continue to strive to develop relations with industry and other technology companies to expand the awareness and reach of the BPL Solutions as enablers of new applications and a viable component of hybrid communications networks.

COMPETING COMPANIES AND TECHNOLOGIES

        We face significant competition from other providers of power line based systems, as well as from telephone, wireless, and cable companies.

        BPL PROVIDERS. Several other companies, including some with greater resources than us, provide partial or full power line based high-speed solutions. We believe that our technology provides a distinct advantage, and we believe that our strategy of collaboration with communications, technology, and utilities partners will enable us to provide the most adaptable and viable BPL solution. Additionally, our proprietary and patented technologies may enable us to generate additional revenue from these competitors through licensing agreements.

        INCUMBENT TELEPHONE SERVICE PROVIDERS. Many local and regional telephone companies have provided several types of DSL technology for over 15 years and some are now deploying fiber optic service. Many of these providers, such as the regional Bell operating companies, have greater resources than us and have well established brand awareness in their service areas. We expect that our BPL Solutions will provide to utilities and electricity distribution operators a host of cost-effective, utility specific applications and benefits not offered by these competitors. Our alliances with existing and prospective utility partners will equalize the resource imbalance and compensate for the competitors' brand awareness.

        WIRELESS AND SATELLITE SERVICE PROVIDERS. Several fixed-wireless and satellite service providers are currently offering, or planning to offer, competing communications services, particularly in underserved areas. However, services based on these technologies historically offer significantly lower communication speeds than does BPL.

        SUBSCRIPTION TELEVISION HARDWIRE CABLE. Traditional cable television operators have offered high speed access for close to ten years, and are now starting to bundle services such as VoIP telephony, to enhance their offerings. As with some telephone companies, cable television operators also have greater resources than us and well established brand awareness. Although the technology is mature, older cable systems require significant capital expenditures to provide these services. We expect our BPL Solutions to compete by offering competitive speeds, similar bundled services, and by again leveraging our utility partners' resources and brand recognition.

PROPRIETARY RIGHTS

        We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect the technologies used in our BPL Solutions and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We have filed several provisional and formal patent applications in the United States with respect to the different applications on the medium and low voltage overhead distribution grid and building wiring, as well as underground distribution infrastructures. Beginning with our initial filing for the inductive coupling of a data signal to a power transmission cable with the USPTO in 1999, we have made several additional filing in the United States and internationally to protect our technology and enhancements. Between September 2002, and December 31, 2005, the USPTO issued us six patents with respect to the technology employed in our BPL Solutions.

        Our policy is to require our employees, consultants, other advisors, as well as utility and design collaborators, to execute confidentiality and assignment of invention agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individual in the course of their employment or consulting relationship will be our exclusive property.

EMPLOYEES

        We currently employ 32 employees, all of whom work out of our offices in Newton, Massachusetts and Briarcliff Manor, New York. Our future performance depends highly upon the continued retention and service of certain members of our management team as well as our ability to identify, attract, train and retain other highly skilled managerial, technical, business development and marketing personnel. Hiring for such personnel is competitive.

RESEARCH AND DEVELOPMENT

        From the date of inception through December 31, 2005, we have expended approximately $12.1 million on research and development. During our 2005 and 2004 fiscal years, we expended approximately $2.6 million and $2.5 million, respectively, on the research and development of our BPL Solutions.

GOVERNMENT REGULATIONS

        Utilities and other providers of electric power are subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency over power lines, necessitating governmental permission. These regulations may inhibit, delay or preclude the provision of BPL Solutions or to require modifications thereto. In addition, regulations in the telecommunications field may also adversely affect the provision of our BPL Solutions. We are addressing these regulatory challenges.

        In October 2004, the FCC adopted changes to Part 15 of its Rules to encourage the development of Access Broadband over Power Line (Access BPL) systems while safeguarding existing licensed services against harmful interference. The FCC took this important step in order to increase the availability of broadband services because power lines reach virtually every home and community. The FCC also acknowledged important benefits for electric utilities to enable them to dynamically manage the power grid itself, thereby increasing network reliability by remote diagnosis of electrical system failures. Specifically, the FCC adopted a framework including: (1) new operational requirements for Access BPL to promote avoidance and resolution of harmful interference; (2) new administrative requirements to aid in identifying Access BPL installations; and (3) specific measurement guidelines and certification requirements to ensure accurate and repeatable evaluations of emissions from Access BPL and all other carrier current systems. The foregoing changes in the FCC's rules took effect in February 2005. That month, petitions for reconsideration were filed by Amateur Radio Relay League (ARRL), American Petroleum Institute, Cohen, Dippell and Everist, P.C. and Aeronautical Radio Incorporation (ARINC) challenging the FCC's October rulemaking and requesting expanded interference protection rights for amateurs, critical infrastructure licensees, television broadcasters and aeronautical mobile licensees. Petitions were also filed by members of the BPL industry requesting modifications to the FCC's mandated interference mitigation requirements and to aspects of its BPL equipment compliance rules. The FCC's new rules remain subject to challenge and possible modification by the FCC as a result of the filing of the foregoing petitions and, in addition, remain subject to challenge in court.

        There is no assurance that any changes proposed by the FCC will be ultimately favorable to us in our effort to commercialize the BPL Solutions, nor is the likelihood of the adoption of changes by the FCC to these new rules, or the timing thereof, predictable at this time.

        BPL deployment could also eventually require the resolution of additional issues by federal and state regulatory authorities arising from the regulation of electric companies and from the regulation of communications provided over BPL networks. The FCC did not address a number of these regulatory issues in its October 2004 rulemaking which it could revisit in future proceedings. It also has proceedings pending relating to the regulation of broadband information and telecommunications services over other non-BPL technologies which could be made applicable to broadband services provided over BPL technologies. In addition, while few states have formal dockets open to examine BPL regulatory issues, the National Association of Regulatory Utility Commissioners is sponsoring a task force comprised of state regulators which it has formed to research BPL regulatory issues and to advise state regulators on its findings which could result in new or expanded state regulation of the deployment of BPL.

ADVISORY BOARD

        Our advisory board provides us with the advice of experienced, knowledgeable business people and professionals on an as needed basis in areas in which we may require assistance. Our advisory board has no control or direct influence over our policies, management or board of directors. The chairman of our advisory board is Senator J. Bennett Johnston. Senator Johnston is a former Chairman of the U.S. Senate's Energy and Natural Resources Committee (1986 -
1992) and former Chairman of the Energy Appropriations sub-committee. He served for 24 years in the U.S. Senate (1972 - 1996) and served his entire career on the Energy and Natural Resources Committee, chairing it from 1986 - 1992. During this period, Senator Johnston chaired or was a ranking member of the Energy and Water Appropriations Sub-Committee. In this dual assignment, Senator Johnston was author and principal sponsor of literally hundreds of energy bills and legislation. Senator Johnston was the principal sponsor of the Natural Gas De-regulation Act and authored the Energy Policy Act of 1992, the first electricity re-structuring legislation adopted in the United States.

        In February 2004, a representative of EarthLink joined our advisory board. Other members of the advisory board include individuals with experience in finance, government regulatory relations and utility engineering.

AVAILABLE INFORMATION

        Our Internet website is located at http://www.ambientcorp.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

        The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

                                  RISK FACTORS

        Our business and strategy are subject to many risks discussed below. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

                          RISKS CONCERNING OUR BUSINESS

        OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY.

        As of February 24, 2006, we had cash balances of approximately $1 million. We will require additional funds to repay a $1.62 million secured loan that matures in June 2006, to continue to meet our other liquidity needs throughout 2006 and to satisfy our current business plan. We will need to raise additional funds on an ongoing basis to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from the commercialization of our BPL Solutions. At the present time, we have no commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

        Even after we begin to recognize revenue we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all.

        If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate Fthe development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell out assets or shut down the company and cease operations.

        Our independent registered public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the years ended December 31, 2005 and 2004 relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

        WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND, IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK, OUR ABILITY TO RAISE ADDITIONAL CAPITAL WILL BE SEVERELY LIMITED.

        We currently have a limited number of shares of Common Stock available for issuance in future financings. Prior to a future financing, we may need to obtain stockholder approval to increase the authorized number of such shares so as to have sufficient availability for an equity or convertible security offering of the magnitude necessary to yield proceeds to the Company sufficient to meet liquidity needs and to commence commercialization efforts contemplated by our business plan.

        As of February 24, 2006, there were 300,000,000 shares of Common Stock authorized for issuance under our Certificate of Incorporation, of which 167,434,381 shares of Common Stock were outstanding and an additional 75,040,314 shares of Common Stock were reserved for possible future issuance upon the exercise or conversion of outstanding options, warrants, and convertible debentures. Thus, we have only 57,525,305 shares of Common Stock available for issuance. We intend to propose at our 2006 annual meeting of stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock. If our stockholders do not approve the increase in the number of authorized shares of Common Stock, our ability to raise additional capital through the issuance of Common Stock or securities convertible into or exercisable for our Common Stock will be severely limited.

        A DEFAULT BY US UNDER OUR BRIDGE LOAN WOULD ENABLE THE LENDER TO TAKE CONTROL OF ALL OF OUR ASSETS.

        In January 2006, we entered into a bridge loan agreement pursuant to which an institutional investor loaned us $1,500,000 (net principal amount of $1,335,000 after transactions costs) and we issued to the investor a secured promissory note in the aggregate principal amount of $1,620,000, which reflects an original issue discount on the principal amount of the loan of 15.5%. The note will mature on the date that is the earlier of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to us of at least $2 million or (ii) June 24, 2006. To secure our obligations under the bridge loan agreement, we granted the investor a security interest in all of our assets (including, without limitation, our intellectual property) The security interest terminates upon payment or satisfaction of all of our obligations under the bridge loan agreement. A default by us under the bridge loan agreement would enable the investor to foreclose on all of our assets. The investor has no operating experience in our line of business and any foreclosure could force us to substantially curtail or cease our operations.

        WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE THROUGH THE FORESEEABLE FUTURE.

        We are a late stage development stage company engaged in the design, development and marketing of our BPL Solutions. We incurred net losses of $11,226,555 and $7,514,113 for the years ended December 31, 2005 and 2004, respectively. From inception through December 31, 2005, we reported an accumulated deficit of approximately $86,206,000. We have been funding our operations primarily through the sale of our securities and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop and test our BPL Solutions and intensify our commercialization efforts. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

        WE HAVE A LIMITED OPERATING HISTORY.

        We were incorporated in June 1996 and have been engaged in the BPL field since 1999. We are subject to all of the risks inherent in the establishment of a new business enterprise in a nascent and evolving field. Our limited operating history makes it difficult to evaluate our financial performance and prospects. No assurance can be made at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

        OUR COMMERCIAL SUCCESS IS CONTINGENT UPON OUR BPL SOLUTIONS BEING COMMERCIALLY DEPLOYED OVER THE UTILITIES DISTRIBUTION NETWORK OR IN ALTERNATIVE MARKETS.

        Our activities to date have primarily focused on the design, development, testing and marketing of our BPL Solutions for use on low and medium voltage distribution systems. We have established contractual relationships with leading technology companies and electric utilities for the design, development, evaluation and testing of our BPL Solutions. No assurance can be given that these arrangements will achieve their intended results or that they will result in our BPL Solutions being commercially deployed over an electrical power distribution network. We are in the process of integrating our BPL Solutions with various other complementary and necessary technologies. While our couplers and the other principal equipment and components comprising our BPL Solutions have been successfully tested in field trials and are being used in on-going pilots, no assurance can be given that these components or technologies will be successfully developed or technologically feasible for deployment on a commercial scale over an electric utility distribution network. In addition, the costs of developing and commercializing our BPL Solutions may far outweigh the revenues, if any, that we may generate from such commercialization.

        To date, we have provided our BPL Solutions primarily to electric utilities and ISPs on a pilot basis, and have earned limited revenues from these efforts. Our marketing success is dependent, initially, on the deployment by electric utilities of a communications network over their powerline distribution system utilizing our BPL Solutions or on our ability to develop other market applications for our technologies. If a significant number of electric utilities ultimately elect not to commercially deploy a power line communications system not to utilize our BPL Solutions or to favor other technologies or providers of similar services, our business may be adversely affected and we may be required to cease operations.

        Moreover, our BPL Solutions may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of the media access and technology service companies. If the market for our BPL Solutions does not develop or expand as we anticipate, our business, financial condition and results of operations would be materially adversely affected and we may be required to cease operations.

        GOVERNMENTAL REGULATIONS MAY DELAY OR PRECLUDE COMMERCIAL DEPLOYMENT OF A POWER LINE COMMUNICATIONS NETWORK.

        Electric utilities are ordinarily subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency signals over power lines, necessitating governmental permission. These regulations, as well as regulations in the telecommunications field, may inhibit, delay or preclude the commercial deployment of BPL networks or the utilization of our BPL Solutions.

        In October 2004, the Federal Communications Commission (the "FCC") adopted rules and regulations that, in our view, are favorable to the development of BPL. These regulations are being challenged. No assurance can be given that these regulations will not be modified by FCC in a manner adverse to our business or become subject to legal challenges. See "Governmental Regulations."

        IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND OPERATIONS WOULD BE HARMED.

        Subject to raising additional funds, we intend to expand management, design and development, testing, quality control, marketing, sales and service and support operations, as well as financial and accounting controls, in order to further the commercialization of our BPL Solutions. The pace of any expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, will demand an unusual amount of focus on the operational needs of our future prospective customers for quality and reliability. We anticipate that this development may strain our existing managerial, operational and financial resources.

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

        WE HAVE NO AGREEMENT RELATING TO SIGNIFICANT REVENUE GENERATING ACTIVITIES.

        While certain of our on-going pilot programs have resulted in limited revenues to us, we presently have no agreement or understanding with any electric utility or any other person relating to commercial exploitation of our BPL Solutions and no assurance can be provided that we will be successful in entering into any significant-revenue generating agreement on terms commercially acceptable to us.

        WE DEPEND ON ATTRACTING AND RETAINING KEY PERSONNEL.

        We are highly dependent on the principal members of our management and technology staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. No assurance can be provided that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

                       RISKS CONCERNING OUR BPL SOLUTIONS

        AN INTERRUPTION IN THE SUPPLY OF COMPONENTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD HAMPER OR IMPEDE THE COMMERCIALIZATION OF OUR BPL SOLUTIONS.

        The principal components comprising our BPL Solutions include our proprietary and patent protected couplers, which we designed and developed in-house, and the nodes or communications controllers that are designed to interface with the existing power lines. To manufacture and assemble our end products and components, we depend on third parties to deliver and support reliable components, enhance their current products and components, develop new components on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Any significant interruption in the supply of any of these components, products or services could hamper or impede our commercialization efforts and, following any commercialization, , may cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these suppliers and services.

        WE FACE COMPETITION FROM SEVERAL SOURCES.

        As we are proposing an alternative broadband option, the competition for our BPL Solutions includes other non-power line based broadband providers, and to a lesser extent, other providers of BPL systems. Some of the providers of broadband access, including other providers of Powerline communications systems, have substantially greater financial, research and development, technological and marketing resources than we do.

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

        Certain companies, including some with significantly greater resources than we have, provide partial or complete power line based solutions. We believe that our core strategy, which attempts principally to collaborate with appropriate parties in the communications and service technology areas as well as utilities, provides the most viable prospect for deploying a commercially viable power line communications network. However, there can be no assurance that this strategy will be successful or that we will be able to compete successfully in this market.

        There can also be no assurance that other companies will not enter the market in the future. There can be no assurance that development by others of similar or more effective technologies or solutions will not render our BPL Solutions non-competitive or obsolete.

        In addition, our BPL Solutions may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

        WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

        We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to the different BPL Solutions and applications on the medium and low voltage distribution grid and for in-building wiring. Our expanding patent portfolio includes six patents issued or allowed by the USPTO and several pending patent applications in the United States and in other jurisdictions. However, our BPL Solutions include several components and technologies for which we may not have intellectual property rights. Accordingly, we periodically undertake products and technology clearance review of the technologies comprising our BPL Solutions.

        While we rely on a combination of copyright and trade secret laws, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights, it is possible that our rights relating to our BPL Solutions may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

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

        FAILURE TO IMPLEMENT AND /OR MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

        Beginning in fiscal 2007, we must perform an annual evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of those internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the SEC. Our compliance with
Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies a deficiency in our internal controls over financial reporting that is deemed to be a material weakness, corrective actions will be required, the market price of our Common Stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, all of which would require the expenditure of additional financial and management resources.

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

        CONSOLIDATED EDISON, INC., AN AFFILIATE OF THE CONSOLIDATED EDISON COMPANY OF NEW YORK, INC., OUR PRINCIPAL UTILITY COLLABORATOR, CONTROLS A SIGNIFICANT PORTION OF OUR COMMON STOCK AND COULD CONTROL OR INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

        As of February 24, 2006, Consolidated Edison, Inc. ("CEI"), an affiliate of the Consolidated Edison Company of New York, Inc., our leading utility development collaborator, beneficially owned approximately 20.9% of the outstanding shares of our Common Stock (prior to the exercise of outstanding warrants and options). In addition, CEI is contractually entitled to designate a member of our board of directors, so long as it continues to beneficially hold, in the aggregate, 20% of our issued and outstanding equity capital. To date CEI has not exercised this right. When and if this right is exercised, CEI may be able to exercise considerable influence over matters requiring board approval. In addition, as a major stockholder, CEI currently is able to exercise significant influence over matters requiring approval of our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of our Common Stock.

        FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

        As of February 24, 2006, we are authorized to issue up to 300,000,000 shares of Common Stock, of which 167,434,381 shares are outstanding. As of February 24, 2006, an additional 75,040,314 shares of Common Stock are reserved for issuance upon conversion of outstanding convertible debentures, the exercise of warrants issued to the holders of these convertible debentures or exercise of outstanding options or warrants to purchase Common Stock. Many of the above options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

        Additionally, our board of directors has the authority, without further action or vote of our stockholders, to issue authorized shares of our Common Stock that are not reserved for issuance. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In addition, in order to raise the amount of capital that we need at the current market price of out Common stock, we may need to issue a significant number of shares of Common Stock or securities that are convertible into or exercisable for a significant number of shares of our Common Stock.

        Any of these issuances will dilute the percentage ownership interests of our current stockholders, which will have the effect of reducing their influence on matters on which our stockholders vote, and might dilute the book value and market value of our Common Stock. Our stockholders may incur additional dilution upon the exercise of currently outstanding or subsequently granted options or warrants to purchase shares of our Common Stock.

        IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

        Provisions of Delaware law, as well as the presence of CEI, our largest stockholder, could make it more difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.

        OUR STOCK PRICE MAY FLUCTUATE.

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

        VOLATILITY OF TRADING MARKET.

        The market price for our Common Stock is highly volatile. The factors enumerated above, as well as various factors affecting the telecommunications/broadband industry generally, and price and volume volatility unrelated to operating performance affecting small and emerging growth companies generally, may have a significant impact on the market price of our Common Stock.

        PENNY STOCK REGULATIONS ARE APPLICABLE TO SHARES OF OUR COMMON STOCK.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We do not own any real property. Our corporate office in Newton, Massachusetts comprised of 14,477 square feet leased at a monthly rental of $15,395 with a scheduled expiration date of February 28, 2008. We have improved this facility to meet our design and development activities. We believe that this facility is sufficient to meet our current requirements and that we would be able to renew our present lease or obtain suitable replacement facilities.

        In addition, we also rent office space in Briarcliff, New York at a monthly rental of $800 with a scheduled expiration date of July 5, 2006. We use this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

ITEM 3. LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the OTC Bulletin Board under the symbol "ABTG". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

        The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Electronic Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on February 23, 2006, was $0.19 per share.

                                                        LOW       HIGH
                                                       ------    ------
          Year Ended December 31, 2005
            First Quarter                              $0.25     $0.45
            Second Quarter                             $0.185    $0.28
            Third Quarter                              $0.18     $0.279
            Fourth Quarter                             $0.092    $0.188

          Year Ended December 31, 2004
            First Quarter                              $0.12     $0.48
            Second Quarter                             $0.25     $0.40
            Third Quarter                              $0.195    $0.275
            Fourth Quarter                             $0.225    $0.505

        As of February 24, 2006, there were 158 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

OVERVIEW

        We are primarily focused on the design, development, commercialization, and marketing of BPL equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities & property owners) to use their existing medium voltage and low voltage power distribution infrastructure for the delivery of high-speed data services including consumer Internet access and utility, governmental, and industrial applications.

        During our fiscal year 2005, we increased our staffing level, primarily in product development, manufacturing, testing, and marketing. We increased the number of and expanded the scope of the field trials and pilots that are evaluating the components and technologies that compose our BPL Solutions. We strengthened our existing partnerships and strategic relationships with utilities and other technology companies to develop, deploy, and commercialize our BPL technology and entered into new ones. Our patent portfolio increased in size in 2005 to include six patents on the core data coupling technology and its application, with several other patent applications allowed, pending, or under review. During 2005, our technical personnel led key industry committees working on BPL standardization and safety. We identified and address new marketing opportunities and started development of a software solution for the management of BPL networks.

        Subject to raising additional funds to meet our obligations as they come due and realize our business plan, our objective over the next twelve months is to continue our development, testing, commercialization, and marketing efforts. We plan to continue to operate field trials and pilots of our BPL Solutions and to actively seek new ones. Aided by our partnerships and strategic relationships we plan to continue development of the next generation of BPL equipment and technology. We plan to continue to expand our patent portfolio and to continue to drive industry standardization efforts. We will continue to seek new alliances and to identify and address new marketing opportunities. We shall pursue a role as a leading BPL systems designer, integrator, and coordinator, and continue to develop our network management solution, to position the company to generate revenue from all phases of the BPL product life cycle.

        We are a late-stage development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of approximately $86.2 million (which includes approximately $40.7 million in stock based charges and other non-cash charges).

MANAGEMENT DISCUSSION AND ANALYSIS

        REVENUE. Revenue for the year ended December 31, 2005 was $236,903 and was attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2005. No revenues were recorded for the year ended December 31, 2004.

        If and when our BPL Solutions are commercially deployed in a BPL system, we anticipate that we will be able to generate revenue principally from one or more of the following: BPL network design and installation, sale and support of our BPL components and our Network Management System and potential license fees collected from utilities, technology companies or Internet service providers. Our management believes that we will be able to refine our strategy and the potential sources of revenue as the industry nears significant commercial deployment.

        COST OF SALES. Costs of sales for year ended December 31, 2005 were $501,707. No costs of sales were recorded for the year ended December 31, 2004. Cost of sales include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. Cost of sales also includes expenses related to the write down of inventory to the lower of cost or market. For the year ended December 31, 2005 cost of sales included an inventory write down of $151,278 related to lower of cost or market adjustments and an inventory reserve of $146,314 for excess, obsolete, and surplus inventory resulting from the transition from first to second generation technology.

        GROSS MARGIN. Gross margin for the year ended December 31, 2005 was a loss of $264,804. There was no gross margin recorded during 2004. Gross margin for the year was negative as a result of inventory write-downs of $151,278 for lower of cost of market adjustments and an inventory reserve of $146,413 in excess, obsolete and surplus inventory. Because we are still a development stage company, the allocation of fixed manufacturing costs to cost of goods sold may continue to result in negative gross margins until we reach commercial viability.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing our BPL Solutions. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties cash expenditures. Research and development expenses for the years ended December 31, 2005 and 2004 were approximately $2.6 million and $2.5 million, respectively. The increase in research and development expenses in 2005 compared to 2004 is primarily attributable to an increase in the product design and development efforts.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include insurances, professional fees for legal, accounting and other services. General and administrative expenses for the years ended December 31, 2005 and 2004 were approximately $3.6 million and $2.4 million, respectively. The increase in general and administrative expenses during 2005 is primarily attributable to to an increase in personnel and related costs. We expect that our general and administrative expenses will increase over the next twelve months as we increase our efforts to market and commercialize our BPL Solutions.

        A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

        OTHER OPERATING EXPENSES. A portion of our operating expenses is attributable to non-cash charges associated with the compensation of consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the years ended December 31, 2005 and 2004 we incurred non-cash stock-based compensation expense of $39,477 and $80,464 respectively

        NON-CASH EXPENSES. For the year ended December 31, 2005, we incurred non-cash expenses of approximately $2.31 million and $2.38 million related to the amortization of the beneficial conversion feature of convertible debt and the amortization of deferred financing costs as a result of the conversion of approximately 79% of our convertible 2004 Debentures during fiscal 2005.

        For the year ended December 31, 2004, we incurred non-cash expenses of approximately $20,000 and $2.53 million related to the amortization of the beneficial conversion feature of convertible debt and the amortization of deferred financing costs as a result of the conversion of our convertible 2003 Debentures during fiscal 2004.

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

        REVENUE RECOGNITION. We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. We recognized revenue from design and installation services at the time services are performed. Revenue from software licensing is deferred and recognized over the life of the license agreement.

        INVENTORY VALUATION. Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company is still in late stage development, fixed manufacturing costs may produce negative gross margins. As such, inventories are reviewed for lower of cost or market valuation.

        STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

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

        DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2005, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

        LIQUIDITY AND CAPITAL RESOURCES

        Cash balances totaled approximately $1 million on February 24, 2006, $393.513 at December 31, 2005 and $6,954,512 at December 31, 2004.

        Net cash used in operating activities during the year ended December 31, 2005 was approximately $6.1 million and is primarily attributable to ongoing research and development and general and administrative expenses. To facilitate the expansion of ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions, we have inventory of $629,035 as of December 31, 2005.

        From inception through December 31, 2005, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

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

        In January 2006, we entered into a bridge loan agreement pursuant to which an institutional investor loaned us $1,500,000 (less $165,000 in offering related fees and expenses). Pursuant to the bridge loan agreement, we issued to the investor a secured promissory note in the aggregate principal amount of $1,620,000, which reflects an original issue discount on the principal amount of the loan of 15.5%. The note is scheduled to mature on the date that is the earlier of (i) the date on which we consummates a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to us of at least $2 million or (ii) June 24, 2006. In connection with the loan, we issued to the investor a five-year warrant to purchase 3,000,000 shares of our Common Stock at an exercise price of $0.15 per share, subject to certain specified adjustments. This loan is secured by a lien on all of our assets.

        We will require additional funds to repay the bridge loan upon maturity and continue to meet our other liquidity and operating needs to satisfy our current business plan. Management is aggressively seeking to raise capital that will provide the funds needed for these purposes and to support the commercial introduction, production and delivery of our BPL Solutions. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

        Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company expects to adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company expects such adoption will not have a material impact on its results of operations and its net income per common share in 2006 and forward, but as yet has not quantified the effects of adoption.

        In March 2005, the SEC issued guidance on FASB SFAS 123(R), "Share-Based Payments" ("SFAS No. 123R"). Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

        In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

        In March 2005, the Securities and Exchange Commission announced that the compliance dates for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements contained in section 404 of the Sarbanes-Oxley Act to January 1, 2007.

ITEM 7. FINANCIAL STATEMENTS

        The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8A. OTHER INFORMATION

None

                                    PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

3.1     Certificate of Incorporation of the Company, as amended. (1)
3.2     Bylaws of the Company, as amended. (1)
4.1     Specimen Stock Certificate. (1)
4.2 Form of Three-Year Warrant issued by the Company to the holders of the 6% Convertible Debentures in October and November 2003. (4)
4.3 Form of 6% Three-Year Convertible Debenture issued by the Company on December 23, 2004. (5)
4.4 Form of Common Stock Purchase Warrant issued by the Company to certain investors on December 23, 2004. (5)
4.5 Secured Promissory Note in the Principal Amount of $1,620,000 issued by the Company on January 25, 2006.
4.6     Common Stock Purchase Warrant issued by the Company on January 25, 2006
10.1    Ambient Corporation 2000 Equity Incentive Plan. (3)
10.2 Stock Purchase Agreement dated as of September 30, 2002 between the Company and Consolidated Edison, Inc. (2)
10.3    Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (3)
10.4 Amended and Restated Employment Agreement effective as of May 22, 2004 between the Company and John Joyce. (6) +
10.5 Amended and Restated Employment Agreement effective as of August 11, 2004 between the Company and Ramdas Rao. (6) +
10.6 Form of Securities Purchase Agreement dated as of December 23, 2004 among the Company and certain investors. (5)
10.7 Form of Registration Rights Agreement dated as of December 23, 2004 among the Company and certain investors. (5)
10.8 Bridge Loan Agreement dated as of January 18, 2006 between the Company and Double U Master Fund LP.
10.9 Security Interest Agreement dated as of January 18, 2006 between the Company and Double U Master Fund LP.
14      Code of Conduct and Ethics. (7)
23.1    Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
31. Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.     Section 1350 Certification.

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-40045) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 2002 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Definitive Proxy Statement on Form 14-A filed on December 10, 2002 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-110112) and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 27, 2004.
(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the three month period ended June 30, 2004 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

+ Management Agreement

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.

                                        /S/ JOHN J. JOYCE

DATE: February 24, 2006                 JOHN J. JOYCE
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE

/S/ JOHN JOYCE               CHIEF EXECUTIVE OFFICER,
JOHN JOYCE                   DIRECTOR                        February 24, 2006

/S/ MICHAEL WIDLAND          DIRECTOR                        February 24, 2006
MICHAEL WIDLAND

/S/ D. HOWARD PIERCE         DIRECTOR                        February 24, 2006
D. HOWARD PIERCE

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

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                      F-6

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ambient Corporation

We have audited the accompanying consolidated balances sheets of Ambient Corporation and Subsidiaries (a development stage company) (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) through December 31, 2005. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
-----------------------------------------------------
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
February 3, 2006

                                               AMBIENT CORPORATION
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,    December 31,
                                                                                       2005            2004
                                                                                       ----            ----
ASSETS
CURRENT ASSETS
   Cash and  cash equivalents                                                      $    393,513    $  6,954,512
   Accounts receivable                                                                    5,894          12,487
   Inventory                                                                            629,035         354,497
   Prepaid expenses and other current assets                                            169,534         198,639
                                                                                   -------------   -------------

         Total current assets                                                         1,197,976       7,520,135

Property and equipment, net                                                             695,992         343,407
Prepaid licensing fees                                                                  237,606         316,808
                                                                                   -------------   -------------

         Total assets                                                              $  2,131,574    $  8,180,350
                                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                $    914,143    $    654,223
   Accrued expenses and other current liabilities                                       212,711         242,752
   Advance from stockholder                                                             325,000         325,000
                                                                                   -------------   -------------

         Total current liabilities                                                    1,451,854       1,221,975

NON-CURRENT LIABILITIES
   Convertible debentures (net of discount of $758,263 and $5,459,813)                  391,737          40,187
                                                                                   -------------   -------------

         Total  liabilities                                                           1,843,591       1,262,162
                                                                                   -------------   -------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     300,000,000 shares authorized; 165,153,882 and 146,639,766
       issued; 164,153,882 and 145,639,766 outstanding, respectively                    165,154         146,640
    Additional paid-in capital                                                       86,562,899      82,031,660
    Deficit accumulated during the development stage                                (86,206,000)    (74,979,445)
     Less: deferred compensation                                                        (34,070)        (80,667)
     Less: treasury stock; 1,000,000 shares at cost                                    (200,000)       (200,000)
                                                                                   -------------   -------------

         Total stockholders' equity                                                     287,983       6,918,188
                                                                                   -------------   -------------

         Total liabilities and stockholders' equity                                $  2,131,574    $  8,180,350
                                                                                   =============   =============


                                 See Notes to Consolidated Financial Statements
                                                       F-2


                                                        AMBIENT CORPORATION
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    Cumulative
                                                                                         Year                     From Inception
                                                                                         Ended                          to
                                                                                      December 31,                 December 31,
                                                                                2005               2004                2005
                                                                                ----               ----                ----
Revenues                                                                   $      236,903       $          -      $       359,903

Less Cost of goods sold (includes inventory
   markdowns of $297,592 and $-0-)                                               501,707                  -              501,707
                                                                           --------------      -------------     ----------------

Gross margin                                                                    (264,804)                 -             (141,804)

Expenses
     Research and Development (1)                                              2,647,828          2,522,522           12,142,494
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                          -                  -              558,195
                                                                               2,647,828          2,522,522           11,584,299
Operating, general and administrative expenses (1)                             3,573,622          2,387,598           20,281,799
Stock based compensation - net                                                    39,477             80,464           17,565,114
                                                                           --------------      -------------     ----------------

Total expenses                                                                 6,260,927          4,990,584           49,431,212
                                                                           --------------      -------------     ----------------

Operating loss                                                                (6,525,731)        (4,990,584)         (49,573,016)

Interest expense                                                                (102,833)           (31,451)            (839,366)
Amortization of beneficial conversion feature of convertible debt             (2,317,912)           (19,810)          (6,433,398)
Amortization of deferred financing costs                                      (2,383,637)        (2,525,295)         (13,314,129)
Interest income                                                                  103,558             53,027              482,642
Legal settlement                                                                       -                  -           (1,512,500)
Noncash financing expense                                                              -                  -           (1,600,000)
Write-off of convertible note receivable                                               -                  -             (490,000)
Company's share in net losses of affiliate                                             -                  -           (1,352,207)
                                                                           --------------      -------------     ----------------

Loss before minority interest and extraordinary item                         (11,226,555)        (7,514,113)         (74,631,974)

Minority interest in subsidiary loss                                                   -                  -               25,000
                                                                           --------------      -------------     ----------------

Loss before extraordinary item                                               (11,226,555)        (7,514,113)         (74,606,974)

Extraordinary item - loss on extinguishment of debt                                    -                  -           (9,778,167)
                                                                           --------------      -------------     ----------------

Net loss                                                                     (11,226,555)        (7,514,113)         (84,385,141)

Deemed dividends on convertible preferred stock                                        -                  -           (1,820,859)
                                                                           --------------      -------------     ----------------

Net loss attributable to common stockholders                               $ (11,226,555)      $ (7,514,113)     $   (86,206,000)
                                                                           ==============      =============     ================

Basic and diluted loss per share:
         Net loss before  extraordinary item                               $       (0.07)      $      (0.06)
         Extraordinary loss from extinguishment of debt                                -                  -
                                                                           --------------      -------------

      Net loss                                                             $       (0.07)      $      (0.06)
                                                                           ==============      =============

Weighted average number of shares outstanding                                161,200,562        135,252,696
                                                                           ==============      =============

(1) Excludes non-cash,  stock based compensation expense as follows:
     Research and development, net                                         $           -       $          -      $     1,454,192
     Operating, general and administrative, net                                   39,477             80,464           16,110,922
                                                                           --------------      -------------     ----------------

                                                                           $      39,477       $     80,464      $    17,565,114
                                                                           ==============      =============     ================


                                          See Notes to Consolidated Financial Statements
                                                                F-3


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                               Convertible
                                                                             Preferred Stock                   Common Stock
                                                                           Shares         Amount          Shares         Amount
                                                                         -----------   ------------    ------------   ------------
Common stock issued to founders for nominal consideration                              $                  2,028,833   $      2,029
Common Stock issued to employees for services                                                               200,333            200
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 1996                                                       -               -       2,229,166          2,229

Common Stock issued to employees for services                                                               104,167            104
Common stock issued in connection with private placement of notes                                            80,000             80
Common stock issued to advisor for services                                                                   6,000              6
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 1997                                                       -              -        2,419,333          2,419

Common stock issued pursuant to consulting agreement                                                         75,000             75
Initial public offering in February 1998                                                                    525,000            525
Common stock issued in connection with short-term debt financing                                             20,000             20
Additional common stock pursuant to founders
  agreement for nominal consideration                                                                        35,000             35
Warrants issued pursuant to private placement of units
Options granted pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 1998                                                       -              -        3,074,333          3,074

Common stock issued pursuant to consulting agreement                                                         56,500             57
Warrants issued pursuant to consulting agreement
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 1999                                                       -              -        3,130,833          3,131


Common stock issued in respect of extinguishment of debt                                                  3,490,000          3,490
Common stock issued pursuant to consulting agreements                                                     2,761,000          2,761
Warrants issued pursuant to consulting agreements
Warrants issued to convertible debenture holders
Common stock issued for services                                                                             67,250             67
Common stock issued pursuant to settlement agreement                                                        250,000            250
Common stock issued in private placement, net of offering costs                                           1,000,000          1,000
Preferred stock issued in private placement, net of offering costs        1,125,000          1,125
Warrants issued to convertible debenture holders
Warrants issued in connection with private placement
Common stock and options issued pursuant to severance agreement                                             200,000            200
Common stock issued upon conversion of debentures                                                         8,711,711          8,712
Common stock issued upon conversion of preferred stock                   (1,125,000)        (1,125)       1,125,000          1,125
Stock options issued to employees
Stock options issued to consultants
Stock options and warrants exercised                                                                        640,000            640
Beneficial conversion feature of debentures issued
Deemed dividend on convertible preferred stock
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 2000                                                       -              -       21,375,794         21,376

Common stock issued in private placement, net of offering costs                                           1,649,090          1,649
Common stock issued for purchase of minority interest                                                       400,000            400
Common stock issued pursuant to consulting agreement                                                        852,500            853
Common stock issued as finders fee                                                                          250,000            250
Warrants issued pursuant to consulting agreement
Common stock issued for services                                                                            650,000            650
Common stock issued for note receivable                                                                   1,000,000          1,000
Re-measurement of deferred compensation
Cancellation of options and warrants
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 2001                                                       -              -       26,177,384         26,178

Common stock and warrants issued for rent reduction                                                         562,500            563
Common stock and warrants issued in private placement                                                       400,000            400
Common stock and warrants issued as repayment of loans                                                    1,500,000          1,500
Common stock issued as payment accrued salaries                                                           4,104,000          4,104
Common stock and warrants issued upon conversion of debt                                                  2,599,500          2,600
Common stock issued for cash                                                                             27,250,000         27,250
Exercise of warrants                                                                                      1,125,000          1,125
Stock options and warrants issued
Amortization of deferred stock - based compensation
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 2002                                                       -    $         -     $ 63,718,384   $     63,719

Common stock issued for cash                                                                             13,039,062         13,039
Common stock issued upon conversion of debt                                                                 100,000            100
Common stock and warrants issued for rent reduction                                                         532,888            533
Warrants issued as reduction in accounts payable
Issuance of warrants in connection with convertible debentures
Common stock issued upon conversion of debentures                                                        18,918,192         18,918
Cashless exercise of warrants                                                                               883,721            884
Stock options and warrants issued
Exercise of stock options                                                                                    30,000             30
Amortization of deferred stock - based compensation
Beneficial conversion feature of debentures issued
Cancellation of note receivable
Net loss
                                                                         -----------   ------------    ------------   ------------

Balance - December 31, 2003                                                       -              -       97,222,247         97,222

Common stock issued for amounts payable                                                                     964,286            964
Warrants issued as reduction in accounts payable
Common stock and warrants issued for cash                                                                 2,083,333          2,083
Issuance of warrants in connection with convertible debentures
Common stock issued upon conversion of debentures and interest                                           22,357,778         22,358
Common stock issued upon exercise of warrants                                                            23,366,372         23,366
Beneficial conversion feature of debentures issued
Stock options issued
Exercise of stock options                                                                                   645,750            646
Amortization of deferred stock - based compensation
Net loss

                                                                         -----------   ------------    ------------   ------------
Balance - December 31, 2004                                                       -    $         -      146,639,766   $    146,640

Common stock issued upon conversion of debentures                                                        17,400,000         17,400
Common stock issued upon exercise of warrants                                                               296,875            297
Common stock issued for interest                                                                            315,991            316
Exercise of stock options                                                                                   501,250            501
Stock options issued (forfeited)
Amortization of deferred stock - based compensation
Net loss

                                                                         -----------   ------------    ------------   ------------
Balance - December 31, 2005                                                       -    $         -      165,153,882   $    165,154
                                                                         ===========   ============    ============   ============




                                                                           Additional         Note
                                                                            Paid-in        Receivable       Deferred
                                                                            Capital        Stockholder     Compensation
                                                                         -------------    -------------   --------------

Common stock issued to founders for nominal consideration                $                $               $
Common Stock issued to employees for services
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 1996                                                          -               -                -

Common Stock issued to employees for services                                  386,668                         (386,668)
Common stock issued in connection with private placement of notes              319,920
Common stock issued to advisor for services                                     23,994
Amortization of deferred stock - based compensation                                                             145,556
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 1997                                                    730,582               -         (241,112)

Common stock issued pursuant to consulting agreement                           654,925                         (655,000)
Initial public offering in February 1998                                     3,432,502
Common stock issued in connection with short-term debt financing                99,980
Additional common stock pursuant to founders
  agreement for nominal consideration
Warrants issued pursuant to private placement of units                          21,600
Options granted pursuant to consulting agreement                                 1,600                           (1,600)
Amortization of deferred stock - based compensation                                                             658,029
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 1998                                                  4,941,189               -         (239,683)

Common stock issued pursuant to consulting agreement                            90,146                          (90,188)
Warrants issued pursuant to consulting agreement                                10,260
Amortization of deferred stock - based compensation                                                             325,808
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 1999                                                  5,041,595               -           (4,063)

                                                                                75,328
Common stock issued in respect of extinguishment of debt                    10,466,510
Common stock issued pursuant to consulting agreements                       11,186,318                      (11,189,079)
Warrants issued pursuant to consulting agreements                            1,500,000                       (1,500,000)
Warrants issued to convertible debenture holders                             1,144,805
Common stock issued for services                                               130,196
Common stock issued pursuant to settlement agreement                         1,312,250
Common stock issued in private placement, net of offering costs              1,799,000
Preferred stock issued in private placement, net of offering costs           1,819,734
Warrants issued to convertible debenture holders                             3,447,147
Warrants issued in connection with private placement                           410,495
Common stock and options issued pursuant to severance agreement              1,756,042                       (1,756,242)
Common stock issued upon conversion of debentures                            9,286,225
Common stock issued upon conversion of preferred stock
Stock options issued to employees                                            4,059,080                       (4,059,080)
Stock options issued to consultants                                          1,999,329                       (1,999,329)
Stock options and warrants exercised
Beneficial conversion feature of debentures issued                           3,878,260
Deemed dividend on convertible preferred stock                               1,820,859
Amortization of deferred stock - based compensation                                                          16,067,085
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 2000                                                  61,133,173              -       (4,440,708)

Common stock issued in private placement, net of offering costs               1,441,684
Common stock issued for purchase of minority interest                           862,000                        (862,400)
Common stock issued pursuant to consulting agreement                          1,302,036                      (1,302,888)
Common stock issued as finders fee                                                 (250)
Warrants issued pursuant to consulting agreement                                120,643                        (120,643)
Common stock issued for services                                                109,850                        (110,500)
Common stock issued for note receivable                                         199,000       (200,000)
Re-measurement of deferred compensation                                      (5,235,512)                      3,526,232
Cancellation of options and warrants                                           (614,941)                        614,941
Amortization of deferred stock - based compensation                                                           2,122,931
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 2001                                                 59,317,682        (200,000)        (573,035)

Common stock and warrants issued for rent reduction                             44,438
Common stock and warrants issued in private placement                           68,918
Common stock and warrants issued as repayment of loans                          98,500
Common stock issued as payment accrued salaries                                201,096
Common stock and warrants issued upon conversion of debt                       336,841
Common stock issued for cash                                                 1,122,750
Exercise of warrants                                                            10,125
Stock options and warrants issued                                              296,955                         (296,955)
Amortization of deferred stock - based compensation                                                             817,751
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 2002                                              $  61,497,304    $   (200,000)   $     (52,239)

Common stock issued for cash                                                   892,273
Common stock issued upon conversion of debt                                      9,900
Common stock and warrants issued for rent reduction                             42,098
Warrants issued as reduction in accounts payable                               120,000
Issuance of warrants in connection with convertible debentures               4,315,693
Common stock issued upon conversion of debentures                            2,251,265
Cashless exercise of warrants                                                     (884)
Stock options and warrants issued                                               83,639                          (83,639)
Exercise of stock options                                                          270
Amortization of deferred stock - based compensation                                                             135,878
Beneficial conversion feature of debentures issued                             217,416
Cancellation of note receivable                                                                200,000
Net loss
                                                                         -------------    -------------   --------------

Balance - December 31, 2003                                                 69,428,974               -                -

Common stock issued for amounts payable                                        134,036
Warrants issued as reduction in accounts payable                                15,000
Common stock and warrants issued for cash                                      247,917
Issuance of warrants in connection with convertible debentures               2,443,411
Common stock issued upon conversion of debentures and interest               2,381,942
Common stock issued upon exercise of warrants                                4,390,391
Beneficial conversion feature of debentures issued                           2,711,554
Stock options issued                                                           161,131                         (161,131)
Exercise of stock options                                                      117,304
Amortization of deferred stock - based compensation                                                              80,464
Net loss

                                                                         -------------    -------------   --------------
Balance - December 31, 2004                                              $  82,031,660    $          -    $     (80,667)

Common stock issued upon conversion of debentures                            4,332,600
Common stock issued upon exercise of warrants                                   35,328
Common stock issued for interest                                                78,682
Exercise of stock options                                                       91,749
Stock options issued (forfeited)                                                (7,120)                           7,120
Amortization of deferred stock - based compensation                                                              39,477
Net loss

                                                                         -------------    -------------   --------------
Balance - December 31, 2005                                              $  86,562,899    $          -    $     (34,070)
                                                                         =============    =============   ==============


                                                                                            Deficit
                                                                                           Accumulated
                                                                                             During
                                                                           Treasury        Development
                                                                             Stock            Stage           Total
                                                                         -------------    -------------   --------------

Common stock issued to founders for nominal consideration                $                                $       2,029
Common Stock issued to employees for services                                                                       200
Net loss                                                                                      (693,995)        (693,995)
                                                                         -------------    -------------   --------------

Balance - December 31, 1996                                                         -         (693,995)        (691,766)

Common Stock issued to employees for services                                                                       104
Common stock issued in connection with private placement of notes                                               320,000
Common stock issued to advisor for services                                                                      24,000
Amortization of deferred stock - based compensation                                                             145,556
Net loss                                                                                    (1,432,815)      (1,432,815)
                                                                         -------------    -------------   --------------

Balance - December 31, 1997                                                         -       (2,126,810)      (1,634,921)

Common stock issued pursuant to consulting agreement                                                                  -
Initial public offering in February 1998                                                                      3,433,027
Common stock issued in connection with short-term debt financing                                                100,000
Additional common stock pursuant to founders
  agreement for nominal consideration                                                                                35
Warrants issued pursuant to private placement of units                                                           21,600
Options granted pursuant to consulting agreement                                                                      -
Amortization of deferred stock - based compensation                                                             658,029
Net loss                                                                                    (2,820,314)      (2,820,314)
                                                                         -------------    -------------   --------------

Balance - December 31, 1998                                                         -       (4,947,124)        (242,544)

Common stock issued pursuant to consulting agreement                                                                 15
Warrants issued pursuant to consulting agreement                                                                 10,260
Amortization of deferred stock - based compensation                                                             325,808
Net loss                                                                                    (1,131,404)      (1,131,404)
                                                                         -------------    -------------   --------------

Balance - December 31, 1999                                                         -       (6,078,528)      (1,037,865)

                                                                                                                 75,328
Common stock issued in respect of extinguishment of debt                                                     10,470,000
Common stock issued pursuant to consulting agreements                                                                 -
Warrants issued pursuant to consulting agreements                                                                     -
Warrants issued to convertible debenture holders                                                              1,144,805
Common stock issued for services                                                                                130,263
Common stock issued pursuant to settlement agreement                                                          1,312,500
Common stock issued in private placement, net of offering costs                                               1,800,000
Preferred stock issued in private placement, net of offering costs                                            1,820,859
Warrants issued to convertible debenture holders                                                              3,447,147
Warrants issued in connection with private placement                                                            410,495
Common stock and options issued pursuant to severance agreement                                                       -
Common stock issued upon conversion of debentures                                                             9,294,937
Common stock issued upon conversion of preferred stock                                                                -
Stock options issued to employees                                                                                     -
Stock options issued to consultants                                                                                   -
Stock options and warrants exercised                                                                                640
Beneficial conversion feature of debentures issued                                                            3,878,260
Deemed dividend on convertible preferred stock                                                                1,820,859
Amortization of deferred stock - based compensation                                                          16,067,085
Net loss                                                                                   (42,640,886)     (42,640,886)
                                                                         -------------    -------------   --------------

Balance - December 31, 2000                                                         -      (48,719,414)       7,994,427

Common stock issued in private placement, net of offering costs                                               1,443,333
Common stock issued for purchase of minority interest                                                                 -
Common stock issued pursuant to consulting agreement                                                                  -
Common stock issued as finders fee                                                                                    -
Warrants issued pursuant to consulting agreement                                                                      -
Common stock issued for services                                                                                      -
Common stock issued for note receivable                                                                               -
Re-measurement of deferred compensation                                                                      (1,709,280)
Cancellation of options and warrants                                                                                  -
Amortization of deferred stock - based compensation                                                           2,122,931
Net loss                                                                                   (10,029,583)     (10,029,583)
                                                                         -------------    -------------   --------------

Balance - December 31, 2001                                                         -      (58,748,997)        (178,172)

Common stock and warrants issued for rent reduction                                                              45,000
Common stock and warrants issued in private placement                                                            69,318
Common stock and warrants issued as repayment of loans                                                          100,000
Common stock issued as payment accrued salaries                                                                 205,200
Common stock and warrants issued upon conversion of debt                                                        339,440
Common stock issued for cash                                                                                  1,150,000
Exercise of warrants                                                                                             11,250
Stock options and warrants issued                                                                                     -
Amortization of deferred stock - based compensation                                                             817,751
Net loss                                                                                    (3,480,373)      (3,480,373)
                                                                         -------------    -------------   --------------

Balance - December 31, 2002                                              $          -      (62,229,370)   $    (920,586)

Common stock issued for cash                                                                                    905,312
Common stock issued upon conversion of debt                                                                      10,000
Common stock and warrants issued for rent reduction                                                              42,631
Warrants issued as reduction in accounts payable                                                                120,000
Issuance of warrants in connection with convertible debentures                                                4,315,693
Common stock issued upon conversion of debentures                                                             2,270,183
Cashless exercise of warrants                                                                                         -
Stock options and warrants issued                                                                                     -
Exercise of stock options                                                                                           300
Amortization of deferred stock - based compensation                                                             135,878
Beneficial conversion feature of debentures issued                                                              217,416
Cancellation of note receivable                                              (200,000)                                -
Net loss                                                                                    (5,235,962)      (5,235,962)
                                                                         -------------    -------------   --------------

Balance - December 31, 2003                                                  (200,000)     (67,465,332)       1,860,865

Common stock issued for amounts payable                                                                         135,000
Warrants issued as reduction in accounts payable                                                                 15,000
Common stock and warrants issued for cash                                                                       250,000
Issuance of warrants in connection with convertible debentures                                                2,443,411
Common stock issued upon conversion of debentures and interest                                                2,404,300
Common stock issued upon exercise of warrants                                                                 4,413,757
Beneficial conversion feature of debentures issued                                                            2,711,554
Stock options issued                                                                                                  -
Exercise of stock options                                                                                       117,950
Amortization of deferred stock - based compensation                                                              80,464
Net loss                                                                                    (7,514,113)      (7,514,113)

                                                                         -------------    -------------   --------------
Balance - December 31, 2004                                              $   (200,000)    $(74,979,445)   $   6,918,188

Common stock issued upon conversion of debentures                                                             4,350,000
Common stock issued upon exercise of warrants                                                                    35,625
Common stock issued for interest                                                                                 78,998
Exercise of stock options                                                                                        92,250
Stock options issued (forfeited)                                                                                       -
Amortization of deferred stock - based compensation                                                              39,477
Net loss                                                                                   (11,226,555)     (11,226,555)

                                                                         -------------    -------------   --------------
Balance - December 31, 2005                                              $   (200,000)    $(86,206,000)   $     287,983
                                                                         =============    =============   ==============


                                           See Notes to Consolidated Financial Statements.
                                                                 F-4


                                                         AMBIENT CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS


                                                                                                                       Cumulative
                                                                                            Year                     From Inception
                                                                                            Ended                          to
                                                                                         December 31,                 December 31,
                                                                                   2005               2004                2005
                                                                                   ----               ----                ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $ (11,226,555)      $ (7,514,113)     $   (86,206,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                              246,730             89,737              803,617
         Amortization of note discount                                            2,383,637          2,525,295           12,669,258
         Beneficial conversion feature of convertible debt                        2,317,912             19,810            6,433,398
         Financing,  consulting and other expenses paid via the
           issuance of common stock and warrants                                    118,475            123,402           31,036,111
         Cancellation of officer loans in settlement of employment
           contract                                                                       -                  -              724,447
         Loss on sale of fixed assets                                                     -                  -               20,135
         Deemed dividends on convertible preferred stock                                  -                  -            1,820,859
         Increase in net liability for severance pay                                      -                  -               15,141
         Accrued interest on loans and notes payable                                      -                  -              210,016
         Company's share in net losses of affiliates                                      -                  -            1,352,207
         Minority interest in subsidiary loss                                             -                  -              (25,000)
         Write-off of convertible note receivable                                         -                  -              400,000
         Write-down of long term investment                                               -                  -              835,000
         Write-off of fixed assets                                                        -                  -              136,066
         Increase (decrease) in cash attributable to changes in
           assets and liabilities
              Accounts receivables                                                    6,593             40,647               14,631
              Inventory                                                            (274,538)          (212,802)            (629,035)
              Prepaid expenses and other current assets                              29,105           (114,217)            (100,829)
              Prepaid licensing fees                                                 79,202           (181,808)            (102,606)
              Accounts payable                                                      259,921            200,633            1,190,438
              Accrued expenses and other current liabilities                        (30,041)            46,934              363,367
                                                                              --------------      -------------     ----------------

Net cash used in operating activities                                            (6,089,559)        (4,976,482)         (29,038,779)
                                                                              --------------      -------------     ----------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                                 -                  -             (835,000)
         Purchase of convertible promissory note                                          -                  -             (400,000)
         Investment in affiliated company                                                 -                  -             (375,000)
         Additions to property and equipment                                       (599,315)          (348,688)          (1,697,045)
         Proceeds from disposal of fixed assets                                           -                  -               42,100
         Loans to Officers                                                                -                  -           (2,137,677)
         Repayment of loans to Officer                                                    -                  -            1,431,226
                                                                              --------------      -------------     ----------------

Net cash used in investing activities                                              (599,315)          (348,688)          (3,971,396)
                                                                              --------------      -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                127,875          4,503,074           11,291,128
         Proceeds from loans and advances                                                 -                  -              690,000
         Proceeds from issuance of notes payable                                          -                  -            1,360,000
         Net proceeds from issuance of convertible debentures                             -          5,154,965           18,455,133
         Repayment of notes payable                                                       -                  -             (800,000)
         Proceeds of loans from shareholders, net                                         -                  -              919,600
         Repayment of loans from shareholders                                             -                  -             (968,000)
         Proceeds from long-term bank credit                                              -                  -               95,969
         Repayment of long-term bank credit                                               -                  -              (87,996)
         Increase (decrease) in short term bank credit                                    -                  -              (32,004)
         Public offering of common stock                                                  -                  -            3,433,027
         Repayment of short-term debt                                                     -                  -             (250,000)
         Proceeds from short-term debt                                                    -                  -              274,038
         Loans to affiliate                                                               -                  -             (977,207)
                                                                              --------------      -------------     ----------------

Net cash provided by financing activities                                           127,875          9,658,039           33,403,688
                                                                              --------------      -------------     ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (6,560,999)         4,332,869              393,513

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                     6,954,512          2,621,643                    -
                                                                              --------------      -------------     ----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                       $     393,513       $  6,954,512      $       393,513
                                                                              ==============      =============     ================

Noncash financing and investing activities:
        Issuance of common stock and warrants in respect of amounts payable   $           -       $    150,000
                                                                              ==============      =============
        Issuance of common stock upon conversion of debentures                $   4,350,000       $  2,682,933
                                                                              ==============      =============


                                            See Notes to Consolidated Financial Statements
                                                                  F-5

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - DESCRIPTION OF BUSINESS

        Ambient Corporation (herein "Ambient" or "the Company") is primarily focused on the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities & property owners) to use their existing medium and low voltage power distribution infrastructure for the delivery of high-speed data services. In addition to consumer oriented broadband Internet access and Voice over Internet Protocol (VoIP) telephony services, BPL can also provide utility services such as automated meter reading, remote outage detection, real-time pricing, and direct load control, and government and industry applications such as video security surveillance and industrial process monitoring. The components and technologies that comprise Ambient's BPL solution are presently being evaluated in several field trials and pilots that are running a range of consumer, utility, and industrial applications.

        Ambient is a late-stage development company and its success is subject to the risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving markets. These risks include the technical feasibility and the commercial viability of the Company's equipment and technologies, as well as their adoption by utilities and or other potential customers.

        Ambient was incorporated under the laws of the State of Delaware in June 1996. To date, the Company has funded operations through the sale of its securities. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development, marketing, and deployment of its products, technology, and services as the Ambient BPL Solution approaches commercialization.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, account receivables, accounts payable and accrued expenses, other current liabilities and convertible debentures are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options issued to employees:

                                                                         Year ended
                                                                        December 31,
                                                                  2005                2004
                                                             --------------      --------------
        Net loss, as reported                                 ($11,226,555)        ($7,514,113)
        Add: Stock based compensation
              expense, as reported, net                                 --                  --
        Deduct: Total stock-based compensation
              expense determined under the fair
              value based method for all awards, net            (2,344,746)           (850,313)
                                                             --------------      --------------

        Pro forma net loss                                    ($13,571,301)        ($8,346,426)
                                                             ==============      ==============

        Basic and diluted loss per share, as reported               ($0.07)             ($0.06)
        Basic and diluted loss per share, pro forma                 ($0.08)             ($0.06)

        For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: a risk-free interest rate of 4.14% and

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        3.65%; an expected life of 7.3 and 8 years; an expected volatility of 157% and 116%; and no expected dividends.

        On December 29, 2005, the Board of Directors approved the repricing to $0.20 per share each outstanding stock option with an exercise price of greater than $0.20 per share that was previously granted under the Company's 2000 Equity Incentive Plan or 2002 Non-Employee Directors Stock Option Plan and certain non-plan options currently held by current non-employee directors and all current employees other than the Company's Chief Executive Officer. As a result of the repricing, options to purchase 10,829,500 shares of the Company's common stock par value $0.001 per share (the "Common Stock") with existing exercise prices ranging from $0.30 to $2.50 and a weighted average exercise price of $0.46 were repriced to $0.20 per share.

        The Board of Directors also accelerated the vesting of all outstanding stock options previously awarded to and currently held by non-employee directors and all current employees other than the Company's Chief Executive Officer. As a result of the acceleration, options to acquire 10,043,750 shares of the Company's Common Stock became exercisable in full on December 31, 2005.

        The repricing and acceleration and of the options had no effect on the Company's financial position. The accelerated amortization expense and incremental value recognized due to the changes are included in the disclosure above.

        In December 2004, the FASB issued SFAS No. 123R. This standard requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005 (the first quarter of fiscal year 2006 for the Company). The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company expects to adopt SFAS No. 123R in its first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company expects such adoption will not have a material impact on its results of operations and its net income per common share in 2006 and forward, but as yet has not quantified the effects of adoption.

        In March 2005, the SEC issued guidance on FASB SFAS 123(R), "Share-Based Payments" ("SFAS No. 123R"). Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

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

                                                2005              2004
                                                ----              ----
                Stock options                22,148,250        19,317,000
                Warrants                     36,733,505        43,562,405
                Convertible debentures        4,600,000        22,000,000

        PROPERTY AND EQUIPMENT

        Equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years.

        REVENUE RECOGNITION

        We recognize revenue from product sales upon shipment to customers and when all requirements related to the shipments have occurred. We recognized revenue from design and installation services at the time services are performed. Revenue from software licensing is deferred and recognized over the life of the license agreement.

        INVENTORY

        Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company is still in development stage, fixed manufacturing costs may produce negative gross margins. As such, inventories are reviewed for lower of cost or market valuation

        RESEARCH AND DEVELOPMENT AND PATENT COSTS

        Both research and development and patent costs are charged to operations as incurred.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

        In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act have been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. The Commission similarly has extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. The Company will be required to comply with
        Section 404 of the Sarbanes-Oxley Act beginning on January 1, 2007.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3 - BASIS OF PRESENTATION

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has a limited operating history and has sustained losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of December 31, 2005, the Company had a cash balance of $393,513 and incurred a net loss applicable to common stockholders of approximately $11.2 million for the year ended December 31, 2005. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company funded its operations during fiscal year 2005 from the proceeds of its private placement of convertible debentures that were placed in December 2004 and the exercise of outstanding warrants. Such net proceeds totaled approximately $8.8 million. In addition, in January 2006, the Company raised net proceeds of $1,335,000 from the issuance of Short Term Loans. See Note 13 (Subsequent Events).

        The Company's future operations are dependent upon management's ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs, repay short-term loans that mature in June 2006, realize its current business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.


NOTE 4 - INVENTORY

        Inventory consists of the following:

                                                    DECEMBER 31,
                                                2005           2004
                                                ----           ----

                Raw material                   $270,833       $159,003
                Finished goods                  358,202        195,494
                                               --------       --------
                                               $629,035       $354,497
                                               ========       ========

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 5 - PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                        2005           2004
                                                        ----           ----

                Computers                              $272,326       $231,687
                Software                                214,246              -
                Machinery and equipment                 594,606        256,918
                Furniture and office equipment          152,032        158,731
                                                        -------        -------
                                                      1,233,210        647,336
                Less - accumulated depreciation         537,218        303,929
                                                        -------        -------
                                                       $695,992       $343,407
                                                       ========       ========

        Depreciation expense was $246,727 and $89,737 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6 - PREPAID LICENSING FEES

        Effective January 31, 2004, the Company entered into a five-year licensing agreement with Design of Systems on Silicon ("DS2"), a supplier of components of the Company's power line communications technology, pursuant to which DS2 has granted Ambient a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee is being amortized over the five year term on a straight-line basis. Amortization was $79,200 per year for the years ended December 31, 2005 and 2004. Annual amortization expense is estimated to be $79,200 in each of the years ended December 31, 2006, 2007 and 2008.

NOTE 7 - OTHER CURRENT LIABILITIES

                                                            DECEMBER 31,
                                                        2005           2004
                                                        ----           ----
                Accrued payroll and payroll taxes      $ 88,793      $      -
                Accrued professional fees                85,831       158,146
                Accrued liabilities                      38,087        77,373
                Accrued interest                              -         7,233
                                                       --------      --------
                                                       $212,711      $242,752
                                                       ========      ========

NOTE 8 - CONVERTIBLE DEBENTURES

        o In October and November 2003, the Company raised net proceeds of $4.2 million in a private placement of $4,655,000 principal amount of its three-year 6% Convertible Debentures (the "2003 Debentures"). The 2003 Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.12 per

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


                share. In November and December 2003, $2,270,000 of principal and accrued interest of the 2003 Debentures was converted into approximately 18.9 million shares of the Company's Common Stock. In January through June 2004, the remaining principal of $2,385,000 and accrued interest was converted into approximately
                22.4 million shares of Common Stock.

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

        o In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). In February through July 2005, $4,350,000 of principal of the 2004 Debentures was converted into 17.4 million shares of Common Stock.

                In January 2006, $820,000 of principle were converted into 3,280,000 shares of Common Stock. By their terms, the Debentures are convertible into shares of Common Stock at a per share conversation rate of $0.25

                For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. Accordingly, all of the net proceeds from this financing have been credited to stockholders' equity. The discounts are being amortized to the date of maturity unless converted earlier.

NOTE 9 - INCOME TAXES

        At December 31, 2005, the Company had available $49 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2025. However, due to changes in stock ownership the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. As such, approximately $32 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

        Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

                                                            DECEMBER 31,
                                                        2005           2004
                                                        ----           ----

                Net operating loss carry forwards    $6,980,518     $4,907,180
                Stock based compensation                148,590        239,597
                Other                                   438,414        282,986
                                                        -------        -------
                      Total deferred tax assets       7,567,523      5,429,763
                      Valuation allowance            (7,567,523)    (5,429,763)
                                                     ----------     ----------

                      Net deferred tax assets        $       --     $       --
                                                     ==========     ==========

        The increase in the valuation allowance was primarily due to the increase in the net operating loss and the stock compensation costs of the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

        STOCK OPTION PLANS

        In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of Common Stock were originally reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased from 5,000,000 to 15,000,000 and in June 2005 the 2000 Incentive Plan was further amended to increase the total number of shares available for grant to 25,000,000.

        The compensation committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

        In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of up to 2,000,000 shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of six years from the date of grant. In June 2005, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was increased from 2,000,000 to 4,000,000.

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        OTHER OPTION GRANTS

        In addition to the options granted under the stock option plans discussed above (the "Plans), the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

        Option activity for 2005 and 2004 is summarized as follows:

                                                                                                Weighted
                                                                                                Average
                                                                     Options                    Exercise
                                                        Plans        Non-plan      Total         Price
                                                        -----        --------      -----         -----
        Options outstanding, January 1, 2004          5,752,000     5,590,000    11,342,000       $ .68
            Granted                                  10,275,000       200,000    10,475,000         .28
            Exercised                                  (646,250)            -      (646,250)        .18
            Forfeited                                  (753,750)   (1,100,000)   (1,853,750)        -76
                                                     ----------    ----------    ----------       -----
        Options outstanding, December 31, 2004       14,627,000     4,690,000    19,317,000         .46
            Granted                                   3,400,000     1,600,000     5,000,000         .32
            Exercised                                  (501,250)            -      (501,250)       -.18
            Forfeited                                  (976,250)     (691,250)   (1,667,500)       -.35
                                                     ----------     ---------    ----------       -----
        Options outstanding, December 31, 2005       16,549,500     5,598,750    22,148,250       $ .33
                                                     ==========     =========    ==========       =====

        Shares of Common Stock available for
          Future grant under the plan                11,643,000
                                                     ==========

        The following table summarizes information about stock options outstanding at December 31, 2005:

                                                                                    Options Exercisable
                                                                    Weighted Average
                                                        Remaining
                                Number        Contractual       Exercise         Number         Exercise
        Ranges of price       Outstanding        Life             Price        Exercisable        Price
        $.10 - $.12               615,000        5.34              $.11            615,000         $.11
        $.20                   15,748,250        7.95               .20         15,748,250          .20
        $.30 - $.40               825,000        8.82               .31            650,000          .32
        $.50                    2,235,000        6.53               .50          2,325,000          .50
        $1.00                   2,560,000        4.83              1.00          2,560,000         1.00
        $2.00                      75,000        4.75              2.00             75,000         2.00
                                   ------        ----              ----             ------         ----

        $.10-$2.00             22,148,250        7.39              $.33         21,973,250         $.33
                               ==========        ====              ====         ==========         ====

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        Weighted-average grant date fair value of options granted under the Plans in 2005 and 2004, under the Black-Scholes option pricing model, was $.32 and $.18 per option, respectively.

        WARRANTS

        o In October and November 2003, in connection with the sale of the 2003 Debentures (See Note 8, Convertible Debentures) the Company issued three-year warrants to purchase up to 19,395,833 shares of the Company's Common Stock with a per share exercise price of $0.25. The exercise period of the warrants is subject to reduction upon certain events. As of December 31, 2005 there were 2,104,167 warrants still outstanding.

        o In February 2004, in connection with a private placement, the Company issued three-year warrants to purchase up to an additional 2,083,333 shares of the Company's Common Stock. The warrants are exercisable at a per share exercise price of $0.25 provided that the exercise period may be reduced under certain conditions. As of December 31, 2005, all of these warrants are still outstanding.

        o In December 2004, in connection with the sale of its 2004 Debentures (See Note 8, Convertible Debentures) the Company issued three-year warrants to purchase up to 22,000,000 shares of the Company's Common Stock with a per share exercise price of $0.50. The Company also issued to placement agents three-year warrants to purchase up to 4,400,000 shares of Common Stock, of which 2,200,000 have an exercise price of $0.25 per share and 2,200,000 with an exercise price of $.50 per share. As of December 31, 2005, all of these warrants were outstanding.

        A summary of the warrants outstanding at December 31, 2005 is as follows:

                                        Exercise       Expiration
                        Warrants        Price          Date
                        --------        -----          ----

                         250,000        $0.12          2006
                         100,000        $0.17          2006
                      11,562,505        $0.25          2006-2008
                          40,000        $0.30          2007
                      24,256,000        $0.50          2006-2007
                         145,000        $1.00          2007
                         100,000        $1.25          2007
                         140,000        $1.50          2006-2007
                          70,000        $2.00          2006-2007
                          70,000        $2.50          2006-2007
                          ------

                     36,733,505
                   =============

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        STOCK ISSUANCES

        o In June and December 2005, the Company issued 315,991 shares of Common Stock in payment of interest totaling $78,998 on their 6% convertible debentures.

NOTE 11 - RESEARCH AND DEVELOPMENT AGREEMENT

        Effective February 7, 2002, the Company and Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc, a major stockholder of the Company, entered into a Research and Development Agreement (the "Research and Development Agreement") to further develop and test the Company's PLC technology on Con Edison's grid system. Pursuant to the Research and Development Agreement, Con Edison advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined therein, is deemed unsuccessful. The Company will have sole rights to any jointly developed intellectual property. Con Edison is entitled to a 2.5% royalty, based on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

        On January 27, 2006, Con Edison and Ambient entered into an agreement with NYSERDA (the New York State Energy Research and Development Authority) (the "NYSERDA Agreement") pursuant to which they undertook to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures and related activities, for which Con Edison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Research and Development Agreement to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement. In the amendment, Con Edison and Ambient certified the completion of the Small Field Trial Phase, agreed that the $325,000 advance owing from Ambient to Con Edison was subsumed into the revenue royalty granted to Con Edison in the Research and Development Agreement, and agreed to move forward to an Advanced Grid Management Pilot Phase that encompassed the statement of work contained in the NYSERDA Agreement. Additionally, in the amendment, Con Edison committed to remit to Ambient not less than $180,000 of the grant monies received from NYSERDA to compensate Ambient for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the State's energy program.

        The $325,000 advance will be recorded as revenue by Ambient during the first quarter 2006.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS

        On July 8, 2004, the Board of Directors approved an amended and restated employment agreement with the Company's Chief Executive Officer. The agreement is for an initial term ending December 31, 2007 and provides for an annual base salary of $285,000, subject to annual cost of living adjustments. After expiration of the initial term, the agreement will automatically renew for additional one-year terms, unless terminated by the Company upon written notice given

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


        not less than 90 days prior to the expiration of the term. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits.

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

        OPERATING LEASES

        The Company does not own any real property. The Company's corporate office in Newton, Massachusetts comprised of approximately 14,477 square feet leased at a monthly rental of $15,395 with a scheduled expiration date of February 28, 2008. The Company have improved this facility to meet its design and development activities. The Company believes that this facility is sufficient to meet its current requirements and that it would be able to renew its present lease or obtain suitable replacement facilities.

        In addition, the Company also rents office space in Briarcliff, New York at a monthly rental of $800 with a scheduled expiration date of July 5, 2006. The Company uses this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

        Rent expense for 2005 and 2004 was $190,127 and $101,607, respectively. Future minimum rentals on this lease as of December 31, 2005 are as follows:

                Year ended December 31,
                2006                            $ 189,536
                2007                              184,736
                2008                               30,789
                                                ---------

                Total                           $ 405,061
                                                =========


NOTE 13 - SUBSEQUENT EVENTS

        BRIDGE LOAN

        In January 2006, the Company entered into a bridge loan agreement pursuant to which an institutional investor loaned to it $1,500,000 (net principal amount of $1,335,000 after transactions costs) and the Company issued to the investor a secured promissory note in the aggregate principal amount of

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


$1,620,000, which reflects an original issue discount on the principal amount of the loan of 15.5%. The note is scheduled to mature on the date that is the earlier of (i) the date on which the Company consummate a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company us of at least $2 million or (ii) June 24, 2006. To secure its obligations under the bridge loan agreement, the Company granted the investor a security interest in all of the Company's assets (including, without limitation, its intellectual property) The security interest terminates upon payment or satisfaction of all of the Company's obligations under the bridge loan agreement. A default by the Company under the bridge loan agreement would enable the investor to foreclose on all of the Company's assets. The Company may repay the loan in whole or in part at any time without penalty. The Company issued to the investor five year warrants to purchase 3,000,000 shares of its Common Stock at an exercise price of $0.15 per share, subject to adjustments in certain specified circumstances

        COMMERCIAL PILOTS

        In January 2006, the Company entered into a pilot demonstration agreement with a large investor-owned utility in the southeastern United States. In January and February of 2006, revenue from the pilot program amounted to approximately $400,000.