Form 10QSB
period 2006-03-31
AMBIENT CORP /NY
filed 2006-05-15
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2006; or

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

        Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes |_| No |X|.

        As of May 15, 2006, there were 167,857,781 shares of the registrant's common stock, par value $.001 per share.

        Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION


                                                                            Page

Forward Looking Statements

Item 1 - Financial Statements*

         Consolidated Balance Sheet March 31, 2006 (Unaudited)
         and December 31, 2005                                                 1

         Unaudited Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005                            2

         Unaudited Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005                            3

         Notes to Consolidated Financial Statements                            5

Item 2 - Management's Discussion and Analysis or Plan of Operation            10

Item 3 - Controls and Procedures                                              14

                           PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                    15

Item 2 - Changes in Securities and Use of Proceeds                            15

Item 3 - Defaults upon Senior Securities                                      15

Item 4 - Submission of Matters to a Vote of Security Holders                  15

Item 5 - Other Information                                                    15

Item 6 - Exhibits                                                             15

SIGNATURES


     The Balance Sheet at December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31      December 31,
                                                                             2006            2005
                                                                         ------------    ------------
ASSETS                                                                   (Unaudited)
CURRENT ASSETS

     Cash and  cash equivalents                                          $    378,282    $    393,513
     Accounts receivable                                                        8,803           5,894
     Inventory                                                                266,978         629,035
     Prepaid expenses and other current assets                                206,287         169,534
                                                                         ------------    ------------

               Total current assets                                           860,350       1,197,976

Property and equipment, net                                                   701,664         695,992
Prepaid licensing fees                                                        217,806         237,606
                                                                         ------------    ------------

               Total assets                                              $  1,779,820    $  2,131,574
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                    $    766,200    $    914,143
     Accrued expenses and other current liabilities                            95,578         212,711
     Note payable (net of discount of $497,794)                             1,053,428            --
     Advance from stockholder                                                    --           325,000
                                                                         ------------    ------------

               Total current liabilities                                    1,915,206       1,451,854

NON-CURRENT LIABILITIES
     Convertible debentures (net of discount of $190,464 and $758,263)        139,536         391,737
                                                                         ------------    ------------

               Total  liabilities                                           2,054,742       1,843,591
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY  (DEFICIT)
    Common stock, $.001 par value;
      300,000,000 shares authorized; 168,857,282 and 165,153,882
        issued; 167,857,282 and 164,153,882 outstanding, respectively         168,857         165,154
     Additional paid-in capital                                            88,051,994      86,562,899
     Deficit accumulated during the development stage                     (88,274,521)    (86,206,000)
      Less: deferred compensation                                             (21,253)        (34,070)
      Less: treasury stock; 1,000,000 shares at cost                         (200,000)       (200,000)
                                                                         ------------    ------------

               Total stockholders' equity (deficit)                          (274,923)        287,983
                                                                         ------------    ------------

               Total liabilities and stockholders' equity (deficit)      $  1,779,819    $  2,131,574
                                                                         ============    ============

                See Notes to Consolidated Financials Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   Cumulative
                                                                                         Three Months            From Inception
                                                                                             Ended                     to
                                                                                           March 31,                March 31,
                                                                                    2006             2005             2006
                                                                               -------------    -------------    -------------
Revenues (including $325,000, $-0-,  and $325,000 from a related party)        $     734,697    $        --      $   1,094,600


Less Cost of goods sold (includes an inventory markdown of $-0- , $-0-
and $297,592)                                                                        430,708             --            932,415
                                                                               -------------    -------------    -------------

Gross margin                                                                         303,989             --            162,185

Expenses
     Research and Development (1)                                                    777,580          727,393       12,920,074
     Less - Participation by the Office of the
       Chief Scientist of the State of Israel                                           --               --            558,195
                                                                               -------------    -------------    -------------
                                                                                     777,580          727,393       12,361,879
Operating, general and administrative expenses (1)                                   714,557          758,036       20,996,356
Stock based compensation - net                                                        12,817           12,345       17,577,931
                                                                               -------------    -------------    -------------

Total expenses                                                                     1,504,954        1,497,774       50,936,166
                                                                               -------------    -------------    -------------

Operating loss                                                                    (1,200,965)      (1,497,774)     (50,773,981)

Interest expense                                                                     (58,772)         (46,031)        (898,138)
Amortization of beneficial conversion feature of convertible debt                   (279,931)      (2,040,314)      (6,713,329)
Amortization of deferred financing costs                                            (535,694)      (2,098,172)     (13,849,823)
Interest income                                                                        6,841           34,415          489,483
Legal settlement                                                                        --               --         (1,512,500)
Non-cash financing expense                                                              --               --         (1,600,000)
Write-off of convertible note receivable                                                --               --           (490,000)
Company's share in net losses of affiliate                                              --               --         (1,352,207)
                                                                               -------------    -------------    -------------

Loss before minority interest and extraordinary item                              (2,068,521)      (5,647,876)     (76,700,495)

Minority interest in subsidiary loss                                                    --               --             25,000
                                                                               -------------    -------------    -------------

Loss before extraordinary item                                                    (2,068,521)      (5,647,876)     (76,675,495)

Extraordinary item - loss on extinguishment of debt                                     --               --         (9,778,167)
                                                                               -------------    -------------    -------------

Net loss                                                                          (2,068,521)      (5,647,876)     (86,453,662)

Deemed dividends on convertible preferred stock                                         --               --         (1,820,859)
                                                                               -------------    -------------    -------------

Net loss attributable to common stockholders                                   $  (2,068,521)   $  (5,647,876)   $ (88,274,521)
                                                                               =============    =============    =============

Basic and diluted loss per share:
         Net loss before  extraordinary item                                   $       (0.01)   $       (0.04)
         Extraordinary loss from extinguishment of debt                                   --               --
                                                                               -------------    -------------

      Net loss                                                                 $       (0.01)   $       (0.04)
                                                                               =============    =============

Weighted average number of shares outstanding                                    166,833,308      155,267,561
                                                                               =============    =============

(1) Excludes non-cash, stock based compensation expense as follows:
    Research and development, net                                              $        --      $        --      $   1,454,192
    Operating, general and administrative, net                                        12,817           12,345       16,123,739
                                                                               -------------    -------------    -------------

                                                                               $      12,817    $      12,345    $  17,577,931
                                                                               =============    =============    =============

                See Notes to Consolidated Financials Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               Cumulative
                                                                                     Three Months            From Inception
                                                                                        Ended                      To
                                                                                       March 31,                March 31,
                                                                                 2006            2005             2006
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $ (2,068,521)   $ (5,647,876)   $(88,274,521)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                              77,872          44,542         881,489
         Amortization of note discount                                             535,694       2,098,172      13,204,952
         Beneficial conversion feature of convertible debt                         279,931       2,040,314       6,713,329
         Accretion of interest on note payable                                      51,221            --            51,221
         Financing,  consulting and other expenses paid via the
               issuance of common stock and warrants                                12,817          12,345      31,048,928
         Cancellation of officer loans in settlement of employment contract           --              --           724,447
         Loss on sale of fixed assets                                                 --              --            20,135
         Deemed dividends on convertible preferred stock                              --              --         1,820,859
         Increase in net liability for severance pay                                  --              --            15,141
         Accrued interest on loans and notes payable                                  --              --           210,016
         Company's share in net losses of affiliates                                  --              --         1,352,207
         Minority interest in subsidiary loss                                         --              --           (25,000)
         Write-off of convertible note receivable                                     --              --           400,000
         Write-down of long term investment                                           --              --           835,000
         Write-off of fixed assets                                                    --              --           136,066
         Increase (decrease) in cash attributable to changes in assets and liabilities
              Accounts receivables                                                  (2,909)         12,487          11,722
              Inventory                                                            362,057        (260,496)       (266,978)
              Prepaid expenses and other current assets                            (36,753)         37,880        (137,582)
              Prepaid licensing fees                                                19,800          19,800         (82,806)
              Accounts payable                                                    (147,943)        156,672       1,042,495
              Accrued expenses and other current liabilities                      (442,133)        (97,572)        (78,766)
                                                                              ------------    ------------    ------------

Net cash used in operating activities                                           (1,358,867)     (1,583,732)    (30,397,646)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM  INVESTING ACTIVITIES
         Loan provided to another company                                             --              --          (835,000)
         Purchase of convertible promissory note                                      --              --          (400,000)
         Investment in affiliated company                                             --              --          (375,000)
         Additions to property and equipment                                       (83,544)       (239,764)     (1,780,589)
         Proceeds from disposal of fixed assets                                       --              --            42,100
         Loans to Officers                                                            --              --        (2,137,677)
         Repayment of loans to Officer                                                --              --         1,431,226
                                                                              ------------    ------------    ------------

Net cash used in investing activities                                              (83,544)       (239,764)     (4,054,940)
                                                                              ------------    ------------    ------------

                See Notes to Consolidated Financials Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               Cumulative
                                                                                     Three Months            From Inception
                                                                                        Ended                      To
                                                                                       March 31,                March 31,
                                                                                 2006            2005             2006
                                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of share capital                                84,680          30,000      11,375,808
         Proceeds from loans and advances                                             --              --           690,000
         Net proceeds from issuance of notes payable                             1,342,500            --         2,702,500
         Net proceeds from issuance of convertible debentures                         --              --        18,455,133
         Repayment of notes payable                                                   --              --          (800,000)
         Proceeds of loans from shareholders, net                                     --              --           919,600
         Repayment of loans from shareholders                                         --              --          (968,000)
         Proceeds from long-term bank credit                                          --              --            95,969
         Repayment of long-term bank credit                                           --              --           (87,996)
         Increase (decrease) in short term bank credit                                --              --           (32,004)
         Public offering of common stock                                              --              --         3,433,027
         Repayment of short-term debt                                                 --              --          (250,000)
         Proceeds from short-term debt                                                --              --           274,038
         Loans to affiliate                                                           --              --          (977,207)
                                                                              ------------    ------------    ------------

Net cash provided by financing activities                                        1,427,180          30,000      34,830,868
                                                                              ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (15,231)     (1,793,496)        378,282

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    393,513       6,954,512            --
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $    378,282    $  5,161,016    $    378,282
                                                                              ============    ============    ============

Non-cash operating and financing activities:
        Issuance of common stock upon conversion of debentures                $    820,000    $  4,037,050
                                                                              ============    ============
        Issuance of warrants in connection with issuance of notes payable     $    588,119    $       --
                                                                              ============    ============
        Advance from Stockholder converted to revenue                         $    325,000    $       --
                                                                              ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the period of:
          Interest                                                            $      2,722    $     29,857
                                                                              ============    ============

                See Notes to Consolidated Financials Statements

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

         The Company's future operations are dependent upon management's ability to find sources of additional capital. The Company needs to raise additional funds to continue to meet its liquidity needs, repay short-term loans that mature in June 2006, realize its current business plan and maintain its operations as presently conducted. Management of the Company is continuing its efforts to secure funding for its operations through the sale of its equity and/or debt securities. The Company has received a non-binding financing proposal which is subject to, among other things, the negotiation and execution of legally binding agreements. Presently, the Company does not have any financing commitment from any person and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

         The Company has funded its operations through May 15, 2006 primarily from the proceeds of the sale of its short-term notes. See Notes 7 (Bridge Loan) and Note 10 (Subsequent Events).

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments"(SFAS 155), which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133)and SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE  3 - NET LOSS PER SHARE

         Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of common stock, par value $0.001 per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                                    Shares of Common Stock
                                                         Issuable upon
                                                   Conversion/Exercise of as
                                                           March 31
                                             ----------------------------------
                                                     2006             2005
                                             ----------------------------------
             Stock options                          18,999,850      22,172,000
             Warrants                               39,562,505      41,004,072
             Convertible debentures                  1,320,000       5,851,800

NOTE 4 - SALES AND MAJOR CUSTOMERS

         Revenues for the three months ended March 31, 2006 and 2005 were as follows:

                                       March 31, 2006     March 31, 2005
                                         (Unaudited)        (Unaudited)
                                       --------------     --------------
             Hardware                  $      399,998     $           --
             Software and services            334,699                 --
                                       --------------     --------------

                                       $      734,697     $           --
                                       ==============     ==============

         One customer accounted for 100% of the hardware revenue in 2006. Software and service revenues include $325,000 from Con Edison Company of New York, Inc. ("Con Edison"), an affiliate of Con Edison, Inc., a principal stockholder of the Company (see Note 9).

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCK BASED COMPENSATION PLANS

         Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

                  Prior to the effective date, the Company accounted for stock-based employee and outside director compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

                  The following table illustrates the effect on net loss and earnings per share for the three months ended March 31, 2005 if the fair value based method had been applied to all awards:

                                                                March 31,
                                                                  2005
                                                               -----------
               Net loss, as reported                           ($5,647,876)
               Add: Stock based compensation
                          expense, as reported                        --
               Deduct: Total stock-based compensation
                          expense determined under the fair
                          value based method for all awards       (339,192)
                                                               -----------

               Pro forma net loss                              ($5,981,068)
                                                               ===========

               Basic and diluted loss per share, as reported        ($0.04)
               Basic and diluted loss per share, pro forma          ($0.04)

         No grants were made in the three months ended March 31, 2006. The weighted average per share fair value of options granted during the three months ended March 31, 2005 was $.359. The fair value of each option granted in 2005 was estimated using the Black-Scholes option-pricing model with a volatility of 159%, expected life of options of eight years, risk free interest rate of 4.05% and a dividend yield of 0%.

NOTE 6 - INVENTORY

         Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:


                                       March 31, 2006     December 31, 2005
                                         (Unaudited)          (Audited)
                                       --------------     -----------------
             Raw materials             $      236,467     $         326,464
             Finished goods                   176,825               448,885
             Inventory markdowns             (146,314)             (146,314)
                                       --------------     -----------------

                                       $      266,978     $         629,035
                                       ==============     =================

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - BRIDGE LOAN

         On January 18, 2006, the Company entered into a Bridge Loan Agreement (the "January 2006 Loan Agreement") with an institutional investor pursuant to which the investor loaned the Company $1,500,000. The Company received net proceeds of $1,342,500, after payment of offering related fees and expenses. Pursuant to the January 2006 Bridge Loan Agreement, the Company issued to the investor a secured promissory note in the principal amount of $1,620,000 (the "January 2006 Note"), which reflects an 8% premium on the principle amount of the loan and an original issue discount of 19% through the scheduled maturity date of June 24, 2006. The January 2006 Note is scheduled to mature on the date (the "Maturity Date") that is the earlier of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to it of at least $2.0 million or (ii) June 24, 2006. Prior to the Maturity Date, the Company may, at its option, prepay the January 2006 Note in whole or in part without penalty. If not paid at maturity, interest on the January 2006 Note will accrue at 14% per annum from the Maturity Date until the actual date of payment. To secure its obligations under the January 2006 Loan Agreement, the Company granted the investor a security interest in all of the Company's assets (including, without limitation, its intellectual property). The security interest terminates upon payment or satisfaction of all of its obligations under the January 2006 Loan Agreement. A default by the Company under the January 2006 Loan Agreement would permit the investor to foreclose on all of the Company's assets.

         In connection with the loan, the Company issued to the investor a five-year warrant (the "January 2006 Warrant") to purchase 3,000,000 shares of Common Stock at an exercise price of $0.15 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or if, prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

         For financial reporting purposes, the Company recorded a discount of $588,119 to reflect the value of the January 2006 Warrant and will be amortizing this amount through the Maturity Date.

NOTE 8 - STOCKHOLDERS EQUITY

         Debenture Conversions

         From January 1 through March 31, 2006, $820,000 in principal amount of the Company's three-year 6% convertible debentures issued in December 2004 (the "December 2004 Debentures") were converted into 3.28 million shares of Common Stock. By their terms, the December 2004 Debentures are convertible into shares of Common Stock at a per share conversion rate of $0.25. As of May 10, 2006, $330,000 in principal amount of the December 2004 Debentures remain outstanding.

 NOTE 9 - TESTING AND DEVELOPMENT AGREEMENT

         On January 27, 2006, Con Edison, the Company and the New York State Energy Research and Development Authority (NYSERDA) entered into an agreement (the "NYSERDA Agreement") pursuant to which Con Edison and the Company agreed to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures for which Con Edison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Company's Research and Development Agreement with Con Edison (the "Development Agreement") to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement. In the amendment, Con Edison and the Company certified the completion of the Small Field Trial Phase under the Development Agreement, agreed that the $325,000 advance by Con Edison to the Company was subsumed into the revenue royalty

                               AMBIENT CORPORATION
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         granted to Con Edison under the Development Agreement, and agreed to move forward to an Advanced Grid Management Pilot Phase that encompassed the statement of work contained in the NYSERDA Agreement. Additionally, in the amendment, Con Edison agreed to pay to the Company not less than $180,000 of the grant money that it is to receive from NYSERDA to compensate Ambient for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the state's energy program.

NOTE 10 - SUBSEQUENT EVENT

         On April 12, 2006, the Company entered into a Bridge Loan Agreement dated as of April 6, 2006 (the "April 2006 Loan Agreement") with the lender under the January 2006 Loan Agreement, pursuant to which the investor loaned the Company an additional $500,000, of which the Company received at closing net proceeds of $455,000, after payment of offering related fees and expenses.

         Pursuant to the April 2006 Loan Agreement, the Company issued to the investors a secured promissory note (the "April 2006 Note") in the principal amount of $524,333, which reflects a 4.86% premium on the principle amount of the loan and an original issue discount of 24% through the stated maturity date of June 24, 2006. The April 2006 Note is scheduled to mature on the Maturity Date of the January 2006 Note.

         To secure the Company's obligations under the April 2006 Loan Agreement, the Security Agreement between the Company and the investor which was entered into in connection with the January 2006 Loan Agreement was amended to reflect the new loan. The Company also issued to the investor a warrant expiring on January 31, 2011 (the "April 2006 Bridge Loan Warrant") to purchase up to 1,000,000 shares of Common Stock at a per share exercise price of $0.15, and otherwise on terms and conditions identical to the January 2006 Warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005 ON FORM 10-KSB.

OVERVIEW

         Ambient Corporation is primarily focused on the design, development, commercialization, and marketing of BPL equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities & property owners) to use their existing medium voltage and low voltage power distribution infrastructure for the delivery of high-speed data services including consumer Internet access and utility, governmental, and industrial applications.

         During the first quarter of 2006, we announced the deployment of our BPL Solutions in a pilot demonstration on the electrical distribution system of a major investor-owned utility located in the southeastern United States. We displayed our complete product solution at the United Power Line Council's
(UPLC) show in San Diego. We also launched our new website, featuring case studies, product specifications, solutions sheets, an investor relations page, and a web-based email system to keep our subscribers better informed of our latest activities. Our patent portfolio increased in size to include seven patents on our core data coupling technology and its application, with several other patent applications allowed, pending, or under review. Also during the first quarter of 2006, we progressed to the Advanced Grid Management Phase under our Research and Development Agreement with Con Edison, in our Westchester, New York pilot. Our personnel also continue to lead key industry committees working on BPL standardization and safety.

         Subject to raising additional funds to meet our obligations as they come due and realize our business plan, our objective for the remainder of 2006 is to continue our development, testing, commercialization, and marketing efforts. We plan to continue to operate field trials and pilots of our BPL Solutions and to actively seek new ones. Aided by our partnerships and strategic relationships we plan to continue development of the next generation of BPL equipment and technology. We plan to continue to expand our patent portfolio and to continue to drive industry standardization efforts. We will continue to seek new alliances and to identify and address new marketing opportunities. We will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator, and to develop our network management solution, to position the company to generate revenue from all phases of the BPL product life cycle.

         We are a late-stage development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of approximately $88.2 million (which includes approximately $53 million in stock-based charges and other non-cash charges).

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

         STOCK-BASED COMPENSATION. We adopted, effective January 1, 2006, Statement of Financial Accounting Standards Board ("FASB") No. 123(R) "Share Based Payment" ("SFAS No. 123(R)") utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, we accounted for share based payments under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with SFAS No. 123(R), prior period amounts were not restated. At December 31, 2005, all of our stock options issued to employees had been fully vested, therefore we did not recognize any employee stock based compensation expense during the three months ended March 31, 2006.

         There have been no significant changes in critical accounting polices or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123(R) as described above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

         In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

         REVENUE. Revenues for the three months ended March 31, 2006 were $734,697. We recorded no revenues for the three months ended March 31, 2005. Revenues recorded during the 2006 period are attributable to the sales of equipment totaling $399,998 and the sales of software and related network design and installation services from new pilots totaling $334,699. We first recorded revenues during the third quarter of 2005. One customer accounted for 100% of the hardware revenue in 2006. Revenues from the sale of software and related network design and installation services included $325,000 from Con Edison Company of New York, Inc. ("Con Edison"), an affiliate of Con Edison, Inc., a principal stockholder of the Company.

         COSTS OF SALES. Costs of sales for the three months ended March 31, 2006 were $430,708. We incurred no costs of sales during the three months ended March 31, 2005. Cost of sales include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel.

         GROSS MARGIN. Gross margin for the three months ended March 31, 2006 was $303,989. There was no gross margin for the three months ended March 31, 2005 as the Company recorded no revenue for that period

         Gross margin on hardware sales represented a loss of $24,532. The cost associated with these units reflect early stage, low volume pricing.

         Gross margin on the sales of software and related network design and installation services amounted to $328,521. Gross margin included the $325,000 from Con Edison. As part of an amended agreement between Con Edison and the Company, it was agreed that the $325,000 advance owing from the Company to Con Edison was subsumed into revenue

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2006 and 2005 were $777,580 and $727,393, respectively. The increase in research and development expenses during the 2006 period is primarily attributable to our increased product design and development efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $714,557 and $758,036, respectively.

         OTHER OPERATING EXPENSES. A portion of our operating expenses are attributable to non-cash charges associated with the compensation of consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the three months ended March 31, 2006 and 2005, we incurred non-cash stock-based compensation expense of $12,817 and $12,435, respectively.

         NONCASH EXPENSES. For the three months ended March 31, 2006 and 2005, we incurred non-cash expenses of $815,625 and $4,138,486, respectively. These non-cash expenses relate to the amortization of deferred financing costs incurred in our January 2006 bridge loan financing, as well the amortization of the beneficial conversion feature of convertible debt and the amortization of deferred financing costs as a result of the conversions of our December convertible 2004 Debentures during the 2006 and 2005 periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled approximately $378,282 on March 31, 2006, and $206,973 on May 15, 2006.

         Net cash used in operating activities during the three months ended March 31, 2006 was approximately $1,358,867 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $266,978 as of March 31, 2006.

         From inception through March 31, 2006, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

         In January 2006, we entered into a bridge loan agreement pursuant to which an institutional investor loaned us $1,500,000 (less $165,000 in offering related fees and expenses). Pursuant to the bridge loan agreement, we issued to the investor a secured promissory note in the aggregate principal amount of $1,620,000, which reflects an 8% premium on the principle amount of the loan and an original issue discount of 19%. The note is scheduled to mature on the date that is the earlier of (i) the date on which we consummates a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to us of at least $2.0 million or (ii) June 24, 2006. In April 2006, we obtained an additional loan form this investor in the principal amount of $500,000, of which we received net proceeds of $445,000. Pursuant to that loan, we issued to the investor a secured promissory note in the aggregate principal amount of $524,333, which reflects an 4.86% premium on the principle amount of the loan and an original issue discount of 24%. These loans are secured by a lien on all of our assets.

         We will require additional funds to repay the bridge loans upon maturity and continue to meet our other liquidity and operating needs to satisfy our current business plan. Management is aggressively seeking to raise capital that will provide the funds needed for these purposes and to support the commercial introduction, production and delivery of our BPL Solutions. We have received a non-binding financing proposal which is subject to, among other things, the negotiation and execution of legally binding agreements. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

         Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer), to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the three months ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

         The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2006 without registration under the Securities Act.

         1. In January 2006, we issued to an institutional investor a five-year warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.15 per share. The warrant was issued pursuant to a bridge loan agreement between us and the investor, under which the investor loaned us the aggregate amount of $1,500,000 (before the payment of offering related fees and expenses).

         All of the securities issued in the transaction described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transaction described above did not involve general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS

(a) Exhibits

4.5 Secured Promissory Note in the Principal Amount of $1,620,000 issued by the Company on January 25, 2006. *

4.6      Common Stock Purchase Warrant issued by the Company on January 25,
         2006. *

10.8 Bridge Loan Agreement dated as of January 18, 2006 between the Company and Double U Master Fund LP.*

10.9 Security Interest Agreement dated as of January 18, 2006 between the Company and Double U Master Fund LP.*

31       Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32       Section 1350 Certification

* Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: MAY 15, 2006          AMBIENT CORPORATION


                            /s/ JOHN J. JOYCE
                               -------------------------------
                               JOHN J. JOYCE
                               CHIEF EXECUTIVE OFFICER(PRINCIPAL EXECUTIVE
                               OFFICER AND PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER