Form 10QSB
period 2006-06-30
AMBIENT CORP /NY
filed 2006-08-11
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2006; or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-23723

AMBIENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	98-0166007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 CHAPEL STREET, NEWTON, MASSACHUSETTS, 02458
 (Address of principal executive offices)

617-332-0004
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

As of August 11, 2006, there were 168,119,448 shares of the registrant's common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

INDEX PAGE

*

The Balance Sheet at December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the broadband over power lines (“BPL”) market specifically, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,034,950	$393,513
Accounts receivable	2,400	5,894
Inventory	349,315	629,035
Prepaid expenses and other current assets	142,323	169,534

Total current assets	6,528,988	1,197,976

Property and equipment, net	644,882	695,992
Deferred financing costs, net	1,330,422	-
Prepaid licensing fees	217,806	237,606

Total assets	$8,722,098	$2,131,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$652,235	$914,143
Accrued expenses and other current liabilities	210,607	212,711
Convertible debentures – current portion (net of discount of $4,525,333)	225,944	-
Advance from stockholder	-	325,000

Total current liabilities	1,088,786	1,451,854

NON-CURRENT LIABILITIES
Convertible debentures (net of discount of $5,152,203 and $758,263), less current portion	387,270	391,737

Total liabilities	1,476,056	1,843,591

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
500,000,000 shares (2005-300,000,000 shares) authorized; 169,119,448 and 165,153,882
issued; 168,119,448 and 164,153,882 outstanding, respectively	169,119	165,154
Additional paid-in capital	98,623,912	86,562,899
Deficit accumulated during the development stage	(91,338,695)	(86,206,000)
Less: deferred compensation	(8,294)	(34,070)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity	7,246,042	287,983

Total liabilities and stockholders' equity	$8,722,098	$2,131,574

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
	Six Months		From Inception	Three Months
	Ended		to	Ended
	June 30,		June 30,	June 30,
	2006	2005	2006	2006	2005

Revenues (including $325,000, $-0-,
$325,000 $-0-, and $-0- from a related party)	$737,200	$12,513	$1,097,103	$2,503	$12,513

Less Cost of goods sold (includes an inventory
markdown of $-0- , $-0-, $297,592, $-0- and $-0-)	430,708	12,513	932,415	-	12,513

Gross margin	306,492	-	164,688	2,503	-

Expenses
Research and Development (1)	1,515,311	1,305,386	13,657,805	737,731	577,993
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195	-	-
	1,515,311	1,305,386	13,099,610	737,731	577,993
Operating, general and administrative expenses (1)	1,586,932	1,909,367	21,868,731	872,375	1,151,331
Stock based compensation – net	25,776	24,826	17,590,890	12,959	12,481

Total expenses	3,128,019	3,239,579	52,559,231	1,623,065	1,741,805

Operating loss	(2,821,527)	(3,239,579)	(52,394,543)	(1,620,562)	(1,741,805)

Interest expense	(233,604)	(67,446)	(1,072,970)	(174,832)	(21,415)
Amortization of beneficial conversion feature of convertible debt	(543,428)	(2,173,840)	(6,976,826)	(263,497)	(133,526)
Amortization of deferred financing costs	(1,554,826)	(2,113,899)	(14,868,955)	(1,019,132)	(15,727)
Interest income	20,690	70,314	503,332	13,849	35,899
Legal settlement	-	-	(1,512,500)	-	-
Non-cash financing expense	-	-	(1,600,000)	-	-
Write-off of convertible note receivable	-	-	(490,000)	-	-
Company's share in net losses of affiliate	-	-	(1,352,207)	-	-

Loss before minority interest and extraordinary item	(5,132,695)	(7,524,450)	(79,764,669)	(3,064,174)	(1,876,574)

Minority interest in subsidiary loss	-	-	25,000	-	-

Loss before extraordinary item	(5,132,695)	(7,524,450)	(79,739,669)	(3,064,174)	(1,876,574)

Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)	-	-

Net loss	(5,132,695)	(7,524,450)	(89,517,836)	(3,064,174)	(1,876,574)

Deemed dividends on convertible preferred stock	-	-	(1,820,859)	-	-

Net loss attributable to common stockholders	$(5,132,695)	$(7,524,450)	$(91,338,695)	$(3,064,174)	$(1,876,574)

Basic and diluted loss per share:
Net loss before extraordinary item	$(0.03)	$(0.05)		$(0.02)	$(0.01)
Extraordinary loss from extinguishment of debt	-	-		-	-

Net loss	$(0.03)	$(0.05)		$(0.02)	$(0.01)

Weighted average number of shares outstanding	167,351,137	158,641,580		167,863,276	161,978,039

(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192	$-	$-
Operating, general and administrative, net	25,776	24,826	16,136,698	12,959	12,481

	$25,776	$24,826	$17,590,890	$12,959	$12,481

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
	Six Months		From Inception
	Ended		to
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,132,695)	$(7,524,450)	$(89,517,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,439	99,362	965,056
Amortization of note discount	1,554,826	2,113,899	14,224,084
Beneficial conversion feature of convertible debt	543,428	2,173,840	6,976,826
Accretion of interest on note payable	144,333	-	144,333
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	25,776	69,229	31,061,887
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Loss on sale of fixed assets	-	-	20,135
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long-term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	3,494	(26)	18,125
Inventory	279,720	(324,084)	(349,315)
Prepaid expenses and other current assets	27,211	71,519	(73,618)
Prepaid licensing fees	19,800	39,601	(82,806)
Accounts payable	(261,908)	(77,253)	928,530
Accrued expenses and other current liabilities	(327,105)	68,552	36,262

Net cash used in operating activities	(2,961,681)	(3,289,811)	(32,000,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(110,329)	(421,728)	(1,807,374)
Proceeds from disposal of fixed assets	-	-	42,100
Loans to Officers	-	-	(2,137,677)
Repayment of loans to Officer	-	-	1,431,226

Net cash used in investing activities	(110,329)	(421,728)	(4,081,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of share capital	84,680	41,625	11,375,808
Proceeds from loans and advances	-	-	690,000
Net proceeds from issuance of notes payable	1,787,500	-	3,147,500
Net proceeds from issuance of convertible debentures	8,985,600	-	27,440,733
Repayment of notes payable	(2,144,333)	-	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Increase (decrease) in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)

Net cash provided by financing activities	8,713,447	41,625	42,117,135

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,641,437	(3,669,914)	6,034,950

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	393,513	6,954,512	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,034,950	$3,284,598	$6,034,950

Non-cash financing and investing activities:
Issuance of common stock upon conversion of debentures	$859,250	$4,101,677
Issuance of warrants in connection with issuance of notes and convertible notes payable	$5,983,927	$-
Deemed dividends on convertible preferred stock	$-	$-	$1,820,859
Supplemental disclosures of cash flow information:
Cash paid during the period of:
Interest	$12,859	$30,716

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The December 31, 2005 consolidated balance sheet was extracted from the audited 2005 financial statements but does not include all disclosures required by accounting principles accepted in the United States of America.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has a limited operating history and has sustained losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds that it needs to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During May 2006, the Company raised net proceeds of approximately $8.9 million through the private placement to individual and institutional investors of the Company's convertible debt securities. The Company has funded its operations through August 14, 2006 primarily from the proceeds of the sale of its short-term notes and the convertible debentures. See Notes 7 (Bridge Loans) and 8 (Convertible Debenture Transaction).

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.  The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2006	2005
Stock options	18,678,250	21,976,375
Warrants	120,672,504	37,508,505
Convertible debentures	67,725,000	5,716,800

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the six months ended June 30, 2006 and 2005 were as follows:

	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)

Hardware	$ 399,998	$ --
Software and services	337,202	12,513
	----------------	--------------
	$ 737,200	$ 12,513
	=========	========

One customer accounted for 100% of the hardware revenue in 2006. Software and service revenues include $325,000 from Con Edison Company of New York, Inc. ("Con Edison"), an affiliate of Con Edison, Inc., a principal stockholder of the Company (see Note 9).

Revenues for the three months ended June 30, 2006 and 2005 were as follows:

	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)

Hardware	$ -	$ --
Software and services	2,503	12,513
	----------------	--------------
	$ 2,503	$ 12,513
	=========	========

NOTE 5 - STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Prior to the effective date, the Company accounted for stock-based employee and outside director compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

The following table illustrates the effect on net loss and earnings per share for the six and three months ended June 30, 2005 if the fair value based method had been applied to all awards:

	Six Months ended June 30, 2005	Three Months ended June 30, 2005
Net loss, as reported	($7,524,451)	($1,876,575)
Add: Stock based compensation expense, as reported	--	--
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(655,901)	(326,709)

Pro forma net loss	($8,180,352)	($2,203,284)

Basic and diluted loss per share, as reported	($0.05)	($0.01)
Basic and diluted loss per share, pro forma	($0.05)	($0.01)

No grants were made in the six months ended June 30, 2006. The weighted average per share fair value of options granted during the six months ended June 30, 2005 was $.359. The fair value of each option granted in 2005 was estimated using the Black-Scholes option-pricing model with a volatility of 159%, expected life of options of eight years, risk free interest rate of 4.05% and a dividend yield of 0%.

On July 1, 2006, the Company issued 1.325 million options to various employees to purchase the Company's common stock at an exercise price of $.20 per share and 775,000 options at an exercise price of $.25 per share.

NOTE 6 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Raw materials	$ 310,791	$ 326,464
Finished goods	184,838	448,885
Inventory markdowns	(146,314)	(146,314)
	-----------------	-------------------
	$ 349,315	$ 629,035
	==========	===========

NOTE 7 - BRIDGE LOANS

In January and April 2006, the Company entered into Bridge Loan Agreements with an institutional investor pursuant to which the investor loaned the Company a total of $2,000,000. The Company received net proceeds of $1,790,000 after payment of offering related fees and expenses. Pursuant to the Bridge Loan Agreements, the Company issued to the investor its secured promissory notes in the aggregate principal amount of $2,144,333. $1,500,000 in principal amount of the bridge loans was offset against the bridge lender’s purchase price of the convertible debentures, and the remaining balance of $644,333 was repaid in May 2006 from the proceeds of the convertible debenture financing discussed in Note 8 below.

In connection with the loans, the Company issued to the investor five-year warrants to purchase 4,000,000 shares of Common Stock at an exercise price of $0.15 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split, merger, or if, prior to the expiration of the exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

For financial reporting purposes, the Company recorded a discount of $733,097 to reflect the value of the warrants and amortized this amount through the date of repayment.

NOTE 8 - CONVERTIBLE DEBENTURE TRANSACTION

In May 2006, the Company raised net proceeds of $8.986 million in a private placement of $10,000,000 in principal amount of its two-year 8% Senior Secured Convertible Debentures (the "2006 Debentures"). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.25.

At the option of the holder, the 2006 Debentures are convertible into shares of Common Stock at a conversion rate of $0.15 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger).  Commencing on the first business day in September 2006 and on the first business day of each month thereafter, the Company is required to repay 4.77% of the aggregate principal amount of the Convertible Debentures that was originally issued together with all accrued interest due and payable up to such repayment date. At the option of the Company, the amount may be paid either in (i) shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then an effective registration statement covering the resale of the Common Stock underlying the 2006 Debentures and the accompanying warrants (the "Registration Statement") or (ii) cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement was filed on June 8, 2006 and declared effective on June 20, 2006. It will be assumed that the Company is electing to make such payment in shares unless the Company gives written notice of its intention to make payment in cash. If the closing sale price of the Company’s Common Stock as quoted on the Over- The- Counter Bulletin Board is more than $0.60 (which amount may be adjusted for certain capital events, such as stock split or merger) on each of fifteen consecutive trading days, then, under certain conditions, the Company is entitled to require the holders of the 2006 Debentures to convert all or a part of the outstanding principal amount of the 2006 Debentures.

To secure the Company’s obligations under the 2006 Debentures, the Company granted to the holders of the 2006 Debentures a security interest in substantially all of its intellectual property. The security interest terminates upon the earlier of (i) the date on which less than $2.5 million in principal amount of the 2006 Debentures is outstanding or (ii) payment or satisfaction of all of its obligations under the 2006 Debenture transaction documents.

In connection with the placement of the Debentures, the Company paid to a registered broker dealer that acted as placement agent, a cash fee of $935,000, agreed to pay 10% of the proceeds realized in the future from exercise of warrants issued to the 2006 Debentures investors, and issued warrants  consisting of (x) warrants to purchase an aggregate of 6,666,667 shares of Common Stock having an initial exercise price equal to $0.15, (y) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.20, and (z) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.25. Except as specifically noted, these warrants otherwise are on substantially the same terms and conditions as the investor warrants.

For financial reporting purposes, the Company recorded a discount of $4,862,878 to reflect the value of the warrants and in accordance with EITF No. 00-27, and an additional discount on the 2006 Debentures of $5,137,122 to reflect the beneficial conversion feature of the 2006 Debentures.

Accordingly, all of the net proceeds from this financing have been credited to stockholders' equity. The discounts are being amortized to the date of maturity unless converted earlier.

NOTE 9 - STOCKHOLDERS EQUITY

COMMON STOCK

On May 4, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 500 million shares.

DEBENTURE CONVERSIONS

From January 1 through June 30, 2006, $820,000 in principal amount of the Company's three-year 6% convertible debentures issued in December 2004 (the " 2004 Debentures") was converted into 3.28 million shares of Common Stock. By their terms, the 2004 Debentures are convertible into shares of Common Stock at a per share conversion rate of $0.25. As of June 30, 2006, $330,000 in principal amount of the 2004 Debentures remains outstanding.

In June 2006, $39,250 in principal amount of the 2006 Debentures was converted into 261,667 shares of Common Stock. By their terms, the 2006 Debentures are convertible at the option of the holder into shares of Common Stock at a per share conversion rate of $0.15. As of June 30, 2006, $9,960,750 in principal amount of the 2006 Debentures remains outstanding.

In July 2006, $35,500 in principal amount of the 2006 Debentures was converted into 236,667 shares of Common Stock.  As of August 11, 2006, $9,925,250 in principal amount of the 2006 Debentures remains outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS CONTAINED HEREIN AND THE RISK FACTORS SECTION OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005 ON FORM 10-KSB.

OVERVIEW

Ambient Corporation is primarily focused on the design, development, commercialization, and marketing of Broadband over Power lines (“BPL“) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium voltage and low voltage power distribution infrastructure for the delivery of high-speed data services including consumer Internet access and utility, governmental, and industrial applications. At the present time, we have running a number of field trials and pilots that are evaluating the components and technologies that compose our BPL Solutions. During the Fiscal 2005 and the current fiscal year, we strengthened our existing partnerships and strategic relationships with utilities and other technology companies to develop, deploy, and commercialize our BPL technology and entered into new ones. Our patent portfolio increased in size during the past two years and currently includes seven patents on the core data coupling technology and its application, with several other patent applications allowed, pending, or under review. Our technical personnel lead key industry committees working on BPL standardization and safety. During the past two years, we identified and addressed new marketing opportunities and developed a software solution for the management of BPL networks.

Our objective over the course of fiscal 2006 is to continue our development, testing, commercialization, and marketing efforts We plan to continue to operate field trials and pilots of our BPL Solutions and to actively seek new ones. Aided by our partnerships and strategic relationships we plan to continue development of the next generation of BPL equipment and technology. We plan to continue to expand our patent portfolio to drive industry standardization efforts. We will also continue to seek new alliances and to identify and address new marketing opportunities. In addition, we will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator, and to further enhance our network management solution, to position ourself to generate revenue from all phases of the BPL product life cycle.

We are a late-stage development stage company that has generated significant losses since our inception, and we expect to continue to incur substantial losses for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of approximately $91.3 million (which includes approximately $56 million in stock-based charges and other non-cash charges).

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

INVENTORY VALUATION. Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market value, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, while we are still in late stage development, fixed manufacturing costs may produce negative gross margins. As such, inventories are reviewed for lower of cost or market valuation.

STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards Board ("FASB") No. 123(R) "Share Based Payment" ("SFAS No. 123(R)") utilizing the "modified prospective" method as described in SFAS No. 123(R). Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, we accounted for share based payments under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In accordance with SFAS No. 123(R), prior period amounts were not restated. At December 31, 2005, all of our stock options issued to employees had been fully vested; therefore, we did not recognize any employee stock based compensation expense during the six months ended June 30, 2006.

There have been no significant changes in critical accounting polices or management estimates since the year ended December 31, 2005 other than the adoption of SFAS No. 123(R) as described above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.  The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2005

REVENUE. Revenues for the six and three months ended June 30, 2006 were $737,200 and $2,500 respectively. Revenues for the corresponding periods in 2005 were $12,513 and $0, respectively. Revenues recorded during the 2006 periods were attributable to the sales of equipment totaling $399,998 and the sales of software and related network design and installation services from new pilots totaling $337,202. We first recorded revenues during a third quarter of 2005. Revenues from the sale of software and related network design and installation services included the $325,000 advance from Con Edison Company of New

York, Inc. ("Con Edison"), an affiliate of Con Edison, Inc., a principal stockholder of the Company in February 2002 in connection with the initial feasibility trial of BPL technology.

COSTS OF GOODS SOLD. Costs of sales for the six and three months ended June 30, 2006 were $430,708 and $0, respectively. Costs of sales for the corresponding periods in 2005 were $12,513 and $0,  respectively Cost of sales included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs and salaries and related expenses for personnel.

GROSS MARGIN. Gross margin for the six and three months ended June 30, 2006 was $306,492 and $2,503, respectively. There was no gross margin for the corresponding periods in 2005 as the Company recorded no revenue for those periods. Gross margin on hardware sales represented a loss of $24,532. The cost associated with these units reflect early stage, low volume pricing.

Gross margin included the $325,000 from Con Edison. As part of an amended agreement between Con Edison and the Company, it was agreed that any repayment of $325,000 advance owing from the Company to Con Edison would not be required and the amount was included in revenue

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2006 were $1,515,311 and $737,731, respectively. Research and development expenses for the corresponding periods in 2005 were $1,305,386 and $577,993, respectively. The increase in research and development expenses during the 2006 periods was primarily attributable to our increased product design and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the six and three months ended June 30, 2006 were $1,586,932 and $872,375, respectively. General and administrative expenses for the corresponding periods in 2005 were $1,909,367 and $1,151,331, respectively.

OTHER OPERATING EXPENSES. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the six and three months ended June 30, 2006, we incurred non-cash stock-based compensation expense of $25,776 and $12,959, respectively. Other operating expenses for the corresponding periods in 2005 were $24,826 and $12,481, respectively.

NONCASH EXPENSES. For the six and three months ended June 30, 2006, we incurred non-cash expenses of $2,098,254 and $1,282,629, respectively. Non-cash expenses for the corresponding periods in 2005 were $4,287,739 and $149,253. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred on our 2006 and 2004 convertible debenture placements, as well as deferred financing costs on our 2006 bridge loan financing.  As result of the conversions of our 2004 convertible debentures in the 2005 period, a significant portion was charged off at that time.

LIQUIDITY AND CAPITAL RESOURCES

 Cash balances totaled $6,034,950 on June 30, 2006 and $393,513 at December 31, 2005.

Net cash used in operating activities during the six months ended June 30, 2006 was $2,961,681 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $349,315 as of June 30, 2006.

From inception through June 30, 2006, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

In January and April 2006, we entered into secured bridge loan agreements with an institutional investor pursuant to which we borrowed $2,000,000 from such investor. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of approximately $1,780,000. An amount equal to 108% of the principal amount of the loans was due and payable on the earlier of June 24, 2006 or the date we effected a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. The bridge lender participated in the May convertible debenture transaction and, accordingly, $1,500,000 in principal amount of such bridge loans (out of a total of $2 million) was offset against the bridge lender’s purchase price of the convertible debentures. In May 2006, the remainder of the loan was repaid in its entirety from the proceeds of the 2006 Convertible Debentures.

In May 2006, we raised $10 million from the private placement to certain accredited institutional and individual investors of our 8% Senior Secured Convertible Debentures (“2006 Convertible Debentures”). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.25, in each case the exercise prices subject to adjustment upon certain specified conditions. We received net proceeds of approximately $6.85 million after payment of offering related fees and expenses and outstanding short-term loans. Commencing on the first business day in September 2006 and on the first business day on each month thereafter, we are required to prepay 4.77% of the principal amount of the 2006 Convertible Debentures originally issued, but not more than the then outstanding principal amount, together with all accrued interest due and payable up to such repayment date. At our option the amount may be paid either (i) in shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date, but only if at the time of payment a registration statement (the “Registration Statement”) covering the resale of the Common Stock underlying the 2006 Convertible Debentures and the warrants is then effective or (ii) in cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement was declared effective on June 20, 2006.

Although management believes funds on hand will enable us to meet our liquidity needs through at least 2006, we will need to raise additional funds to fulfill our long-term business plan.  Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Report, our management, with the participation of our Chief Executive Officer (principal executive officer) who also serves as our Chief Financial Officer ( principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures, “as defined in Rule 13a-15(e) under the Exchange Act.  Based on the evaluation, the officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective.

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2006 without registration under the Securities Act.

1.

In April 2006, we issued to an institutional investor a five-year warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.15 per share. The warrant was issued pursuant to a bridge loan agreement between us and the investor, under which the investor loaned us the aggregate amount of $500,000 (before the payment of offering related fees and expenses).

2.

In May 2006, we issued $10,000,000 aggregate principal amount of our 8% Senior Secured Convertible Debentures and Common Stock purchase warrants, receiving net proceeds of approximately $6.85 million after the payment of offering related fees and expenses and the repayment of the indebtedness. In connection therewith, we issued to certain investors warrants to purchase up to 33,333,333 shares of Common Stock at an exercise price of $0.20 and 33,333,333 shares of Common Stock at an exercise price of $0.25.

3.

In May 2006, in connection with the sale of the convertible debentures described above, we issued to a placement agent as compensation warrants to purchase up to 6,666,667 shares of Common Stock at a per share exercise price of $0.15, up to 3,333,333 shares of Common Stock at a per share exercise price of $0.20, and up to 3,333,333 shares of Common Stock at a per share exercise price of $0.25.

All of the securities in the forgoing transactions were issued in reliance un the exemption provided in Section 4(2) of the Securities Act of 1933. Except with respect to securities sold under Regulation S, the recipients of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, and had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transactions described above did not involve general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on May 3, 2006. The following matters were voted on: (1) election of directors; (2) increase the number of authorized shares of Common Stock; (3) authorize the Board of Directors to issue shares of Preferred Stock; (4) increase the number of shares of Common Stock reserved for the Directors Stock Option Plan; and (5) appointment of auditors. The vote tally was as follows:

(1)

Proposal to Elect Directors to Serve until the 2007 Annual Meeting of Stockholders.

	FOR	WITHHOLD

John Joyce	158,030,857	1,686,943
Michael Widland	158,227,452	1,490,348
D. Howard Pierce	158,422,161	1,295,639

(2) Proposal to ratify the amendment to our certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 500 million shares

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
148,719,367	10,685,833	312,600	0

 (3) Proposal to amend our certificate of incorporation to authorize the Board of Directors to issue, from time to time and in one or more series, up to 5,000,000 shares of preferred stock, par value $.001 per share, and in connection with the creation of any such series, by resolution providing for the issuance of the shares thereof, to determine and fix the number of shares of such series and the designations, preferences and relative, participating, optional or other special rights thereof;

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
47,670,659	45,058,027	1,586,750	65,402,364

(4) Proposal to increase the number of shares of Common Stock, reserved for issuance under our 2002 Non-Employee Directors Stock Option Plan from 4,000,000 to 6,000,000 shares;

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
82,284,678	10,955,170	1,075,588	65,402,364

(5) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as our auditors for the year ending December 31, 2006.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
156,686,058	1,845,948	1,185,793	0

Except for proposal No. 3, all Proposals received the requisite number of votes and were approved.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

4.7	Form of Common Stock Purchase Warrant issued by Ambient Corporation on May 26, 2006.*	(1)

4.8	Form of 8% Senior Secured Convertible Debenture issued by Ambient Corporation on May 26, 2006.	(1)

10.8	Securities Purchase Agreement dated as of May 26, 2006 among us and certain investors.	(1)

10.9	Registration Rights Agreement dated as of May 26, 2006 among us and certain investors.	(1)

10.10	Security Interest Agreement dated as of May 26, 2006 among us and certain investors.	(1)

10.11	Placement Agency Agreement dated as of May 26, 2006 between us and Pond Equities, Inc.	(1)

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

* Filed herewith.

(1)  Incorporated by reference to our Registration Statement on Form SB-2 filed June 8, 2006 (File No. 333-134872)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed by the undersigned thereunto duly authorized.

Dated: August 11, 2006		AMBIENT CORPORATION

	By:	/s/ John J. Joyce
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER