Form 10QSB
period 2006-09-30
AMBIENT CORP /NY
filed 2006-11-14
CIK 1047919

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2006; or

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

As of November 14, 2006, there were 186,195,448 shares of the registrant's common stock, par value $.001 per share outstanding.

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

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,052,297	$393,513
Accounts receivable	171,696	5,894
Inventory	486,882	629,035
Prepaid expenses and other current assets	95,109	169,534

Total current assets	4,805,984	1,197,976

Property and equipment, net	700,416	695,992
Deferred financing costs, net	1,067,267	-
Prepaid licensing fees	178,205	237,606

Total assets	$6,751,872	$2,131,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$817,628	$914,143
Accrued expenses and other current liabilities	160,160	212,711
Convertible debentures (net of discount of $4,935,919) current portion	443,231	-
Advance from stockholder	-	325,000

Total current liabilities	1,421,019	1,451,854

NON-CURRENT LIABILITIES
Convertible debentures (net of discount of $2,809,943 and $758,263), less current portion	434,857	391,737

Total liabilities	1,855,876	1,843,591

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
500,000,000 shares authorized; 187,195,448 and 165,153,882
issued; 186,195,408 and 164,153,882 outstanding, respectively	187,195	165,154
Additional paid-in capital	100,553,622	86,562,899
Deficit accumulated during the development stage	(95,644,822)	(86,206,000)
Less: deferred compensation	-	(34,070)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity	4,895,995	287,983
Total liabilities and stockholders' equity	$6,751,872	$2,131,574

See Notes to Consolidated Financial Statements.
F-2

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative
	Nine Months		From Inception	Three Months
	Ended		to	Ended
	September 30,		September 30,	September 30,
	2006	2005	2006	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues (including $325,000, $-0-,
and ($325,000,$-0-and $,-0-),from a related party)	$903,399	$220,595	$1,263,302	$166,199	$208,082

Less Cost of goods sold (includes an inventory
markdown of ($84,382 , $151,278, $230,696, $84,382, and 151,278)	664,277	352,390	1,165,984	233,569	339,877

Gross margin	239,122	(131,795)	97,318	(67,370)	(131,795)

Expenses
Research and Development (1)	2,427,528	1,956,861	14,570,022	912,217	651,475
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195	-	-
	2,427,528	1,956,861	14,011,827	912,217	651,475
Operating, general and administrative expenses (1)	2,556,834	2,637,642	22,838,633	969,902	728,275
Stock based compensation - net	47,059	42,253	17,612,173	21,283	17,427

Total expenses	5,031,421	4,636,756	54,462,633	1,903,402	1,397,177

Operating loss	(4,792,299)	(4,768,551)	(54,365,315)	(1,970,772)	(1,528,972)

Interest expense	(434,232)	(85,258)	(1,273,598)	(200,628)	(17,812)
Amortization of beneficial conversion feature of convertible debt	(1,534,612)	(2,274,419)	(7,968,010)	(991,184)	(100,579)
Amortization of deferred financing costs	(2,758,474)	(2,338,911)	(16,072,603)	(1,203,648)	(225,012)
Interest income	80,795	91,181	563,437	60,105	20,867
Legal settlement	-	-	(1,512,500)	-	-
Noncash financing expense	-	-	(1,600,000)	-	-
Write-off of convertible note receivable	-	-	(490,000)	-	-
Company's share in net losses of affiliate	-	-	(1,352,207)	-	-

Loss before minority interest and extraordinary item	(9,438,822)	(9,375,958)	(84,070,796)	(4,306,127)	(1,851,508)

Minority interest in subsidiary loss	-	-	25,000	-	-

Loss before extraordinary item	(9,438,822)	(9,375,958)	(84,045,796)	(4,306,127)	(1,851,508)

Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)	-	-

Net loss	(9,438,822)	(9,375,958)	(93,823,963)	(4,306,127)	(1,851,508)

Deemed dividends on convertible preferred stock	-	-	(1,820,859)	-	-

Net loss attributable to common stockholders	$(9,438,822)	$(9,375,958)	$(95,644,822)	$(4,306,127)	$(1,851,508)

Basic and diluted loss per share:
Net loss before extraordinary item	$(0.06)	$(0.06)		$(0.03)	$(0.01)
Extraordinary loss from extinguishment of debt	-	-		-	-

Net loss	$(0.06)	$(0.06)		$(0.03)	$(0.01)

Weighted average number of shares outstanding	168,805,865	159,890,614		171,706,891	163,471,202

(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192	$-	$-
Operating, general and administrative, net	47,059	42,253	16,157,981	21,283	29,908

	$47,059	$42,253	$17,612,173	$21,283	$29,908

See Notes to Consolidated Financial Statements.
F-3

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
	Nine Months		From Inception
	Ended		to
	September 30,		September 30,
	2006	2005	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,438,822)	$(9,375,958)	$(95,644,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,068	167,024	1,061,685
Amortization of note discount	2,758,474	2,338,911	15,427,732
Beneficial conversion feature of convertible debt	1,534,612	2,274,419	7,968,010
Accretion of interest on note payable	144,333	-	144,333
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	315,054	86,656	31,351,165
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Loss on sale of fixed assets	-	-	20,135
Deemed dividends on convertible preferred stock	-	-	1,820,859
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	(165,802)	(135,190)	(151,171)
Inventory	142,153	(290,425)	(486,882)
Prepaid expenses and other current assets	74,425	174,739	(26,404)
Prepaid licensing fees	59,401		(43,205)
Accounts payable	(96,515)	79,125	1,093,923
Accrued expenses and other current liabilities	(377,551)	(108,841)	(14,184)

Net cash used in operating activities	(4,792,170)	(4,789,540)	(33,830,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(262,492)	(449,260)	(1,959,537)
Proceeds from disposal of fixed assets	-	-	42,100
Loans to Officers	-	-	(2,137,677)
Repayment of loans to Officer	-	-	1,431,226

Net cash used in investing activities	(262,492)	(449,260)	(4,233,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of share capital	84,680	115,875	11,375,808
Proceeds from loans and advances	-	-	690,000
Net proceeds from issuance of notes payable	1,787,500	-	3,147,500
Net proceeds from issuance of convertible debentures	8,985,599	-	27,440,732
Repayment of notes payable	(2,144,333)	-	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Increase (decrease) in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)

Net cash provided by financing activities	8,713,446	115,875	42,117,134

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,658,784	(5,122,925)	4,052,297

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	393,513	6,954,512	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,052,297	$1,831,587	$4,052,297

Non-cash financing and investing activities:
Issuance of common stock upon conversion of debentures	$2,526,052	$4,350,000
Issuance of warrants in connection with issuance of notes and convertible notes payable	$5,983,927	$-
Supplemental disclosures of cash flow information:
Cash paid during the period of:
Interest	$161,190	$31,326

See Notes to Consolidated Financial Statements.
F-4

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a limited operating history and has sustained losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. The Company expects to incur additional losses for the immediate future and will need to raise additional funds in order to realize its business plan. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds that it needs to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During May 2006, the Company raised net proceeds of $8.986 million through the private placement to individual and institutional investors of the Company's convertible debt securities. The Company has funded its operations primarily from the proceeds of the sale of its short-term notes and the convertible debentures. See Notes 7 (Bridge Loans) and 8 (Convertible Debentures).

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2007.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2006	2005
Stock options	23,033,250	22,498,250
Warrants	120,672,504	36,733,505
Convertible debentures	56,613,000	4,600,000

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the nine months ended September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Hardware	$557,997	$144,171
Software and services	345,402	76,424

	$903,399	$220,595

Three customers accounted for 100% of the hardware revenue in 2006 and 2005, of which one customer accounted for 92% and 56% respectively.  The attribution of these percentages during each of the 2006 and 2005 periods is related to an ongoing pilot of the Company’s BPL solution at a utility and the expansion in September 2006 of such pilot to an initial commercial build-out over such utility’s distribution grid to approximately 6,000 homes. During the 2006 period, software and service revenues include $325,000 from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company. In 2005, one customer accounted for 66% of software and service revenues.

Revenues for the three months ended September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Hardware	$157,999	$131,658
Software and services	8,200	76,424

	$166,199	$208,082

Three customers accounted for 100% of the hardware revenues during the 2006 and 2005 periods, of which one customer accounted for 71% and 61%, respectively.  The attribution of these percentages during each of the 2006 and 2005 periods is related to an ongoing pilot of the Company’s BPL solution at a utility and the expansion in September 2006 of such pilot to an initial commercial build-out over such utility’s distribution grid to approximately 6,000 homes.

Three customers accounted for 100% of software and service revenues in 2005, of which one customer accounted for 66%.

NOTE 5 - STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Prior to the effective date, the Company accounted for stock-based employee and outside director compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

The following table illustrates the effect on net loss and earnings per share for the three months ended September 30, 2005 if the fair value based method had been applied to all awards:

	Nine Months ended September 30, 2005	Three Months ended September 30, 2005

Net loss, as reported	$(9,375,958)	$(1,851,507)
Add: Stock based compensation expense, as reported
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	(964,886)	(298,985)

Pro forma net loss	$(10,340,844)	$(2,150,492)

Basic and diluted loss per share, as reported	$(0.06)	$(0.01)
Basic and diluted loss per share, pro forma	$(0.06)	$(0.01)

The weighted average per share fair value of options granted during the nine months ended September 30, 2006 was $.128. The fair value of each option granted in 2006 was estimated using the Black-Scholes option-pricing model with a weighted average volatility of 116%, expected life of options of six years, risk free interest rate of 4.82% and a dividend yield of 0%.

The weighted average per share fair value of options granted during the nine months ended September 30, 2005 was $.318. The fair value of each option granted in 2005 was estimated using the Black-Scholes option-pricing model with a weighted average volatility of 157%, expected life of options of eight years, risk free interest rate of 4.18% and a dividend yield of 0%.

On July 1, 2006, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan  to purchase up to 2,100,000 of the Company’s Common Stock, of which options for 1,325,000 shares were at a per share exercise price of $0.20 and options for 775,000 shares were at a per exercise price of $0.25.

On September 28, 2006 the Company issued options to members of the Board of Directors from the Company’s 2002 Non-Employee Directors Stock Option Plan to purchase up to 2.8 million shares of its Common Stock and options from the 2000 Equity Incentive Plan to members of the its Advisory Board to purchase up to 350,000 shares of the Company’s Common Stock, in each case at a per share exercise price of $0.20.

NOTE 6 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Raw materials	$473,510	$326,464
Finished goods	244,068	448,885
Inventory reserve	(230,696)	(146,314)

Total inventory	$486,882	$629,035

NOTE 7 - BRIDGE LOAN

In January and April 2006, the Company entered into a Bridge Loan Agreement with an institutional investor pursuant to which the investor loaned the Company $2,000,000. The Company received net proceeds of $1,787,500, after payment of offering related fees and expenses. Pursuant to the Bridge Loan Agreement, the Company issued to the investor a secured promissory note in the principal amount of $2,144,333 which reflects an 7.2% premium on the principle amount of the loan. The loan was repaid in May 2006 from the proceeds of the 2006 Debentures referred to below in Note 8 (Convertible Debentures).

In connection with the loan, the Company issued to the investor five-year warrants to purchase 4,000,000 shares of Common Stock at an exercise price of $0.15 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or if, prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

For financial reporting purposes, the Company recorded a discount of $733,097 to reflect the value of the warrants and amortized this amount through the date of repayment.

NOTE 8 - CONVERTIBLE DEBENTURES

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

Accordingly, all of the net proceeds from this financing have been credited to the stockholders’ equity.  The discounts are being amortized to the date of maturity unless converted earlier.

NOTE 9 - STOCKHOLDERS EQUITY

COMMON STOCK

On May 4, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 500 million shares.

DEBENTURE CONVERSIONS

From January 1, 2006 through September 30, 2006, principal in the amount of $820,000 of the Company's three-year 6% convertible debentures issued in December 2004 (the " 2004 Debentures") was converted into 3.28 million shares of Common Stock. By its terms, the 2004 Debentures are convertible into shares of Common Stock at a per share conversion rate of $0.25. As of September 30, 2006, principle totaling $330,000 of the 2004 Debentures remains outstanding.

From June 1, 2006 through September 30, 2006, principal in the amount of $1,706,050 of the 2006 Debentures was converted into approximately 15.13 million shares of Common Stock. As of September 30, 2006, principle of $8,293,950 of the 2006 Debentures remains outstanding.

From June 1, 2006 through September 30, 2006, interest in the amount of $267,997 relating to the 2006 Debentures that was due and owing was converted into approximately 3.2 million shares of Common Stock.

From October 1, 2006 through November 14, 2006, principal in the amount of $528,150 of the 2006 Debentures and $56,353 of interest thereto was converted into approximately 5.97million shares of Common Stock.

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

OVERVIEW

Ambient Corporation is primarily focused on the design, development, commercialization and marketing of Broadband over Power Lines (“BPL“) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium voltage and low voltage power distribution infrastructure for the delivery of high-speed data services including consumer Internet access and utility, governmental, and industrial applications. At the present time, we have deployed a number of field trials and pilots in which utilities are evaluating the components, technologies, and business case of our BPL Solutions. During the current   fiscal year, we strengthened our existing partnerships and strategic relationships with utilities and other technology companies to develop, deploy and commercialize our BPL technology and entered into new ones. Our patent portfolio continues to increase in size and presently includes eleven patents on power line technology and its application, with several other patent applications allowed, pending, or under review. Our technical personnel lead key industry committees working on BPL standardization and safety. During the past two years, we identified and addressed new market opportunities and developed a software solution for the management of BPL networks.

On September 7, 2006, we received a grant of BPL Equipment Authorization from the Federal Communications Commission (FCC) for our second-generation communication node, known as the X².  This grant allows us to market, sell and install our newest generation of nodes for commercial deployments.

In September 2006, we initiated the expansion of the pilot that we previously announced in January 2006 at Duke Energy Corporation (“Duke”) to an initial commercial build-out of our BPL Solutions over Duke’s electric distribution grid to approximately 6,000 homes. In connection with the build out we received from Duke a purchase order for BPL equipment in the aggregate amount of approximately $3.5 million which we are in the process of fulfilling.

Our objective over the remainder of Fiscal 2006 and Fiscal 2007 is to continue our development, testing, commercialization, and marketing efforts.  We plan to continue to operate field trials and pilots of our BPL solutions and to actively seek new ones. Aided by our partnerships and strategic relationships we plan to continue development of the next generation of BPL equipment and technology. We plan to continue to strengthen our patent portfolio and to drive industry standardization efforts. We will also continue to seek new alliances and to identify and address new marketing opportunities. In addition, we will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator, and to further enhance our network management solution, to position our company to generate revenue from all phases of our BPL solutions.

As of September 30, 2006, we had an accumulated deficit of approximately $95.65 million (which includes approximately $56.7 million in stock-based charges and other non-cash charges).

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

STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

There have been no significant changes in critical accounting polices or management estimates since the year ended December 31, 2005 other than the adoption of SFAS No. 123(R) as described above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on our financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2008.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE.
Revenues for the nine and three months ended September 30, 2006 were $903,399 and $166,199 respectively. Revenues for the corresponding periods in 2005 were $220,595 and $208,082, respectively. Revenues recorded during the nine and three months ended September 30, 2006 attributable to the sales of equipment totaled $557,997and $157,999, respectively, and the sales of software and related network design and installation services from new pilots totaled $345,402 and $8,200, respectively. Revenues from the sale of software and related network design and installation services for the nine month period included the $325,000 advance from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company in connection with the initial feasibility trial of BPL technology.  We first recorded revenues during a third quarter of 2005.  Revenues recorded during the nine and three months ended September 30, 2005 attributable to the sales of equipment totaled $144,171and $131,658, respectively, and the sales of software and related network design and installation services from new pilots totaled $76,424 and $76,424, respectively.

COST OF GOODS SOLD.
Cost of sales for the nine and three months ended September 30, 2006 were $664,277 and $233,569, respectively. Cost of sales for the corresponding periods in 2005 were $352,390 and $339,877, respectively. Cost of sales included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs and salaries and related expenses for personnel. For the nine and three months ended September 30, 2006, cost of sales includes a $84,382 increase in inventory reserve for excess, obsolete and surplus inventory resulting from the transition from first generation to second generation technology.  For the nine and three months ended September 30, 2005, cost of sales includes an inventory write down of $151,278 related to lower of cost or market adjustments.

GROSS MARGIN.
Gross margin (loss) for the nine and three months ended September 30, 2006 was $239,122 and $(67,370), respectively. Gross margin for the nine month period included the $325,000 from Con Edison. As part of an amended agreement between Con Edison and the Company, it was agreed that any repayment of $325,000 advance owing from the Company to Con Edison would not be required and the amount was included in revenue.  Gross margin (loss) for the nine and three months ended September 30, 2005 was $(131,795) and $(131,795), respectively.

The gross margin (loss) on hardware sales amounted to $(99,508), $(74,976), $(171,610) and $(171,610) for the nine and three months ended September 30, 2006 and 2005, respectively.  Gross margins are negative reflecting early stage low volume pricing as well as inventory markdowns during the respective periods.

RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2006 were $2,427,528 and $912,217, respectively. Research and development expenses for the corresponding periods in 2005 were $1,956,861 and $651,475, respectively. The increase in research and development expenses during the 2006 periods was primarily attributable to our increased product design and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the nine and three months ended September 30, 2006 were $2,556,834 and $969,902, respectively. General and administrative expenses for the corresponding periods in 2005 were $2,637,642 and $728,275, respectively.

OTHER OPERATING EXPENSES.
A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the nine and three months ended September 30, 2006, we incurred non-cash stock-based compensation expense of $47,059 and $21,283, respectively. Other operating expenses for the corresponding periods in 2005 were $42,253 and $17,427, respectively.

NONCASH EXPENSES.
For the nine and three months ended September 30, 2006, we incurred non-cash expenses of $4,293,086 and $2,194,832, respectively. Non-cash expenses for the corresponding periods in 2005 were $4,613,330 and $325,591. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our Senior Secured 8% Convertible Debentures which were issued in May 2006 and our 6% Convertible Debentures which were issued in December 2004 as well as deferred financing costs on certain bridge loan financing.  That was completed during the first quarter of 2006.  As result of conversions during the 2005 periods of our convertible debentures that were issued in December 2004  a significant portion of these expenses was charged off at that time.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $4,052,297 at September 30, 2006 and $393,513 at December 31, 2005.

Net cash used in operating activities during the nine months ended September 30, 2006 was $4,792,170 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $486,882 as of September 30, 2006.

From inception through September 30, 2006, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

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

Management believes funds on hand will enable us to meet our cash flow need for the balance of fiscal 2006. We will need to raise additional funds to fulfill our long-term business plan. The initial commercial build out of our BPL Solutions on Duke’s electrical distribution grid, as well as any potential upgrading of such build-out or any additional build-out, will require additional capital resources. Management intends to seek to raise the necessary capital through debt or equity issuances to both strategic and institutional investors. At the present time we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any financing can be expected to result in significant dilution. However, if certain outstanding warrants issued to the purchasers of our 2006 Convertible Debentures and to the purchasers of our 2004 Debentures, which have a per share exercise prices ranging between $0.15 and $0.50, are exercised by these holders for cash in a net amount sufficient for our needs, we may be able to satisfy part or all of our anticipated working capital requirements. No assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for our needs.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Report, our management, with the participation of our Chief Executive Officer (principal executive officer) who also serves as our Chief Financial Officer ( principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures, “as defined in Rule 13a-15(e) under the Exchange Act.  Based on the evaluation, the officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective.

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           There were no issuances of unregistered shares during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed by the undersigned thereunto duly authorized.

Dated: November 14, 2006		AMBIENT CORPORATION

	By:	/s/ John J. Joyce
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER