Form 10KSB
period 2006-12-31
AMBIENT CORP /NY
filed 2007-03-28
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

MARK ONE:

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-23723

AMBIENT CORPORATION
(Name of Small Business Issuer in its charter)

Delaware	98-0166007
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

79 CHAPEL STREET, NEWTON, MASSACHUSETTS 02458
(Address of Principal Executive Offices)

617-332-0004
(Issuer's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B contained  in this form, and no disclosure will  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]   No [X].

The issuer's revenues for the year ended December 31, 2006: $2,337,136

As of March 27, 2007, there were 220,966,402 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was $12.87 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2007 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

AMBIENT CORPORATION

2006 FORM 10-KSB ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Ambient Corporation is engaged in the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed Internet Protocol (IP) based services.

For several decades utilities have used their distribution networks to carry low-speed data for some monitoring and control functions. The development of effective coupling technologies and the resolution of major regulatory obstacles has enabled the cost effective deployment of high-speed BPL networks that enhance these existing applications and make practical a host of new ones. The combination of an IP based connection at any point on the distribution network, coupled with a variety of sensing and control devices, has come to be known as the "Smart Grid." BPL enabled Smart Grid applications such as Advanced Metering, Real Time Pricing, Demand Side Management and Direct Load Control enable economic and operational benefits for utilities. The same BPL network can also provide high-speed Internet access to residential, industrial and governmental users. The ubiquity of the power distribution grid allows BPL networks to be deployed worldwide, and they can provide broadband access to consumers that do not have access to cable or DSL. The physical medium of the network provides a direct connection to each end user with no additional wiring required, thereby solving the problem often referred to as the "last mile” and the “last 100 yards”. High-speed BPL does not require additional wiring within the user's premises but only the use of a modem or premise unit, making BPL networks ideally suited to home networking or multi-dwelling unit broadband access applications.

Ambient's goal is to become a leading designer, developer and systems integrator of turn-key BPL networks, taking responsibility for network design, hardware delivery, installation support, operator training and network management. We have strategic relationships with leading suppliers of critical BPL components and with our utility customers. We have played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations. We are currently conducting several field trials, pilot demonstrations, and pilot commercial roll outs with major electric utilities that serve in the aggregate over 15 million electric customers, developing, demonstrating, and delivering Smart Grid utility applications and residential and multi-dwelling unit consumer broadband Internet access. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of BPL network deployments.

The Company was incorporated under the laws of the State of Delaware in June 1996.  To date, the Company has funded operations primarily through the sale of its securities. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the continued development and upgrade, marketing, and deployment of its products, technology, and services.

THE DEVELOPMENT OF BPL

Utilities have used their electrical distribution networks to carry low speed data to monitor and control certain functions for several decades. During the past decade, recognition of the significant benefits derived from higher speed technologies has fueled the development of BPL networks. Significant technical, regulatory, and economic obstacles have delayed deployment, but in the past several years, we have made significant progress in overcoming some of these difficulties:

•

The distribution transformers located throughout the electrical grid often weaken or block the transmission of high frequency data signals. Some have tried to solve this problem by using capacitive couplers, but in addition to installation difficulties, capacitive coupling is of limited utility on medium voltage power lines. We have developed a series of inductive couplers that effectively transfer high-speed data to and from medium and low voltage lines.

•

The initial low speed devices and earlier designs of higher speed devices had to be installed by specially trained crews and required de-energizing sections of the distribution grid for this installation. Our equipment avoids these problems as it is designed to be installed on live lines by standard utility line crews.

•

BPL signals may cause interference with ham radio and mobile communications. In case interference exists in a local area, it can be minimized or eliminated by suppressing (or "notching") the BPL signal in the frequencies of interest. Our newest, second generation nodes, when used with our overhead and underground couplers, have successfully demonstrated this functionality, and have remotely-controlled and flexible notching ability.

•

As with all new technologies, without standards for testing and performance, significant regulatory uncertainties existed. To address these issues, in 2004 the Federal Communications Commission (FCC) issued rules for Access BPL systems that defined testing and interference mitigation requirements. In an August 2006 the FCC reaffirmed these rules, helping to eliminate regulatory uncertainty created by appeals to rules issued in 2004. In September 2006, the FCC certified our newest, second generation nodes, when used with our overhead and underground couplers, to be in full compliance.

•

Until recently, complex designs, expensive components and required maintenance made BPL installations prohibitively expensive. We have reduced these costs and forecast additional reductions such that even in the absence of consumer broadband service, utility applications can make a BPL deployment cost-effective.

As these obstacles have been overcome, delivery of high-speed communications over the electrical grid is becoming practical and cost effective. Interest in BPL is widespread. Conferences on the subject are frequent, and are attended by regulators, electric power providers, and BPL providers. Many utilities are moving beyond pilot programs to roll-outs of utility and consumer services.

THE AMBIENT BPL NETWORK

The Ambient Broadband over Power Lines network is overlaid on the medium-voltage and low-voltage segments of the power distribution system. High-speed backhaul connections (which go to the Internet or to private networks) are brought to the BPL network at substations (where many utilities have already installed fiber-optic or other high-speed data links), elsewhere along the medium voltage circuit, or at the curb for in-building BPL networks. The high-speed data are transferred to and from the medium voltage lines by an inductive coupler and travel over these lines to remote locations. At various locations, the data are uncoupled from the medium voltage line and coupled to the low voltage line, bypassing the step down transformers. Modems then transfer the data from the low voltage line to end user's computers or IP capable devices. Additionally, optional wireless access points can be placed at any point on the medium or low voltage segments.

The entire BPL network can be built from a few basic types of components that we have designed, developed, and continue to improve.

•

Couplers transfer the communications signal to and from medium voltage and low voltage power lines. Since a single coupler cannot span this entire range of options, we have developed inductive couplers for medium voltage overhead and underground lines and inductive and capacitive couplers for low voltage applications. Our proprietary patented inductive coupler technology helps to successfully overcome the challenge of getting the high-speed signal through the medium to low voltage transformer by allowing the transformer to be easily and economically bypassed. While earlier BPL implementations required the equipment to be installed on de-energized lines, all of our couplers are easily installed on energized medium-voltage and low-voltage lines by standard utility crews and by licensed electricians in multiple dwelling unit installations. As of January 2007, we hold 15 patents on this critical inductive coupling technology and its application. Other patent applications are either allowed, pending, or under review by the United States Patent and Trademarks Office (USPTO), and we have applied for corresponding patents in key markets worldwide.

•

Nodes are electronic devices that receive and transmit the signal from and to the couplers. Our node is a modular low-cost device that can be configured for different roles. At each backhaul connection a node is connected directly to the backbone in any of several ways (Ethernet, fiber, etc).  The node can connect to several BPL network segments, and intelligently manage each one. Nodes located out on the network can repeat (regenerate) the signal, accept additional backhaul or end-user connections with an integrated wireless (802.11 a/b/g, 900 MHz, etc) access point, and transfer the signal to the low voltage line for delivery to the end user wherever a medium to low voltage transformer is located. The node is powered from the low voltage line itself and can have an optional battery to allow operation in the event of power outages. Each node can be remotely accessed over the BPL network to detect system status (such as power and low battery conditions) and perform management functions.  Ambient's second-generation communication node, known as the X²  was certified by the FCC in September 2006 as being fully compliant with FCC rules and requirements for Access BPL equipment. This FCC Certification allows us to market, sell and install the X² for commercial deployments.

•

Modems (or Customer Premise Equipment, “CPE)”) transfer the signal to and from the low voltage lines and terminal devices or end users’ equipment. In consumer broadband applications, the modem is connected to either a router or the user's personal computer.

Concerns with data security and data integrity are considered and addressed at all levels of the system. Safety and compliance with regulatory requirements are top priorities throughout the design, development, manufacture and deployment of all of our BPL equipment. All devices comply with applicable local, federal and international regulations. Our nodes are tested, and certified as complying, to the applicable United States and Canadian safety standards for information technology equipment, specifically UL Standard 60950-1 and Canadian Standard CAN/CSA - C22.2 No. 60950-1. Our overhead couplers are tested to ANSI Standards C29.1 and C29.5 for electrical power insulators and are designed for safe non-contact installation with either hot sticks or rubber gloves.

Ambient BPL Networks offer other functional and competitive advantages:

•

Complete turnkey delivery. Ambient designs and builds the core network hardware and management software and is partnered with the leading developer of BPL electronics and the leading BPL modem manufacturer.  We design each BPL network from the ground up. Our familiarity with the architecture, hardware, and software requirements, coupled with pilot and then staged deployments supervised by experienced field engineers, provide us with all of the tools necessary for a successful rollout. We can take responsibility for design, hardware delivery, and operator training.

•

A flexible and expandable network architecture. An Ambient BPL network permits sequential expansions corresponding to actual demand. When the network is first deployed, separate network elements can be “bridged” at specific points. As the network load increases, switches and/or routers can maximize the bandwidth available to each user. At higher subscriber densities, additional backhaul connectivity points may be added. Building a network that provides just the capacity that is needed, as it is needed, leads to minimized initial installation costs, a shortened time between investment and realization of revenues, and reduced operations and maintenance expenses.

•

A complete BPL network management solution. To manage the large numbers of nodes, devices, and customers on a BPL network, Ambient has developed the Ambient Network Management System or AmbientNMS. AmbientNMS has a simple to use, well documented, browser based interface and supports auto-discovery of network resources, VLANs, provisioning, multiple networks, event logging, data collection, alerts, reporting, and multiple levels of users and security. The AmbientNMS will continue to be enhanced with additional features and functionality.

•

The potential for increase in bandwidth. Our BPL networks have successfully demonstrated delivery of bandwidth of 3 to 5 Mbps to the end user. However, higher bandwidth could be delivered with appropriate design of the network.

ELECTRIC UTILITY BPL APPLICATIONS

The existing electrical power distribution system is analog. Dedicated sensors and dedicated communications lines are necessary to monitor equipment for predictive maintenance or security purposes. Determining the source of equipment failures often involves waiting for customers to call in and report outages. Meter reading and service changes are done by truck rolls to individual locations. Energy demand is increasing at double the rate of population increase, increasing the current environmental impact from the generation itself and the pressure to build new generating capacity to serve peak demand. Utilities pay much more for power at peak times but can not communicate this variable pricing to most consumers to affect use patterns. Regulators and utilities want to incentivize consumers to both conserve and shift usage away from periods of peak demand but lack the tools to do so.  A BPL network makes the electrical power distribution grid alive with high-speed data. While this may enable electric utilities to compete with cable and telecom companies to provide consumer broadband Internet service, a more important function, and one with greater direct economic return, is to use this technology to solve some of the problems electric utilities and their customers face. The combination of an IP based connection at any point on the distribution network, coupled with a variety of sensing and control devices, has come to be known as a "Smart Grid." A variety of applications enable the Smart Grid to provide immediate operational, environmental, and economic benefits for the grid operator, its users, and society as a whole:

•

Grid operators can monitor and communicate with equipment on the Smart Grid, not only at sub-stations but at any point on the distribution network, enabling better predictive maintenance and less down-time. We have successfully demonstrated VoIP communications and sub-station security monitoring on our BPL networks. As BPL networks proliferate and more intelligence and interactivity is built into grid components, remote operation of distribution components will be possible.

•

Remote outage detection and restoration confirmation is built in to the Smart Grid. Rather than dedicated outage detection systems that employ either customer premise or service side equipment, nodes equipped with an optional battery can be remotely accessed at all times, allowing instant recognition of outage locations and provide invaluable input to the restoration process.

•

Traditional low bandwidth one-way applications such as meter reading are enhanced by the Smart Grid. Advanced Metering via the BPL network enables vast improvements in utility operations. In addition to the elimination of the labor required to visit every customer location each month, or the inaccuracies introduced by customer self-reporting, the constant real time load data can enhance a utility's ability to balance its supply portfolio, improve its load profiling, and increase its knowledge of customer usage patterns. Meters that remotely turn service on or off can be employed, eliminating the labor involved in this non-repair, non-revenue task.

•

Consumers are greatly empowered by the Smart Grid. The limitations of traditional time of day peak load pricing are removed by having a constant data path to each customer. Real Time Pricing, where a variable price is charged based on the actual current cost to the utility, enables customer Demand Side Management (DSM). Also known as Demand Response (DR), customers who have access to the actual current power cost can then choose to reduce their load or transfer that load to a more economical time. In practice both the reduced load and the load shifting reduce the generator's environmental footprint and the demand for new generating capacity.

•

The two-way nature of the Smart Grid also enables customers to allow the utility to control their usage remotely based upon time, price, and load rules that they mutually agree on. These Direct Load Control systems help the utility limit loads as demand approaches the generation and transmission limits and thus avoid system failures. As with DSM systems, direct load control also minimizes the demand for new generating capacity. Although Smart Grids were initially designed for large customer loads with dedicated communication lines (such as the air conditioning of office towers), Smart Grids are expected to become more common in more basic equipment, such as residential appliances.

As BPL networks become more widespread, the diversity and penetration of these applications is likely to increase. Even in the absence of consumer broadband service, these applications can make a BPL deployment cost-effective.

RESIDENTIAL BPL APPLICATIONS

As electric power utilities already own and operate a network that reaches into all homes and businesses, a utility can offer broadband Internet access to its customers by installing a dedicated BPL network or leveraging one installed for Smart Grid utility applications. We can provide a turnkey system including all required hardware, installation support, operator training and a fully featured network management system. Utilities can operate the consumer broadband service themselves or outsource the operation to a third party.

BPL networks may provide data speeds in the range of 3 to 5 Mbps, more than competitive with cable, DSL, and wireless technologies, and these speeds can be increased with appropriate network designs. BPL consumer broadband solves the "last mile" obstacle of other types of providers as every potential customer already has a direct connection to every electrical outlet in their home. BPL networks do not have the distance limitations of DSL (as the signal can be boosted along the medium voltage lines), nor the capacity problems of cable (as additional back-haul connections can be added at any point on the network), nor the security or line of sight limitations of wireless.

In residential BPL networks, VoIP telephone service can also be offered as a value-add revenue enhancing service. Additionally, in some emerging economic areas of the world, the traditional telephone infrastructure is not well developed and typically lags behind the deployment of electric service. Telephone service delivered via BPL VoIP is an economic solution for these areas.

MULTIPLE DWELLING UNIT BPL APPLICATIONS

BPL networks are ideally suited for the delivery of Internet services in the multi-dwelling unit (MDU) buildings that are common in the residential, hospitality, and commercial markets. An in-building BPL network can deliver high-speed Internet access and other applications to any electrified point without the need to run new cabling. An MDU BPL network typically connects to a new or existing high-speed data link in the basement, where electricity enters the building, or with a roof-top wireless access point, and utilizes the low-voltage power lines in the building. This leverages the existing electrical infrastructure to avoid having to core drill through concrete, run conduit or pull cables to distribute the signal to every end user. We installed an  in-building BPL network supplying a 16 floor, 213 unit residential building in Manhattan with high-speed Internet in early 2005.

PUBLIC AND INDUSTRIAL BPL APPLICATIONS

The same BPL network that serves the consumer and fulfills the utility’s operating needs is also available to government and industry. The ability to access an economical, high-speed, always-on data network at any point on the electrical grid again enhances existing applications and enables new ones. Traditional remote monitoring applications such as alarms, door or window status, temperature, fire, or flood are enabled and enhanced by the continuous transmission afforded by the BPL network. Integrating video surveillance applications into a high-speed BPL network does away with the requirements for recording equipment in each location - audio and video data can now be monitored in real-time from one central location. Real-time traffic monitoring can be greatly expanded since once the BPL network is deployed nearly every possible location is accessible through a high-speed link. Industrial process monitoring, which now requires dedicated Internet or hardwired connections, can be easily implemented at any location on the BPL network, enabling applications ranging from simple monitoring of process conditions and equipment status to remote equipment operation.

PILOTS, TRIALS AND DEPLOYMENTS

We are currently conducting field trials, pilot demonstrations, and commercial roll outs with major electric utilities that serve in aggregate over 15 million electric customers. These projects are directed towards a variety of goals including developing and demonstrating Smart Grid utility applications, residential and multi-dwelling unit consumer broadband Internet access, and successful operation of our next generation hardware products and network management software. In 2006, multiple pilots continued to operate, two new pilots with major utilities were begun, two pilots moved to advanced and expanded stages, and one pilot moved to full scale commercial rollout.

•

A RESIDENTIAL BPL AND UTILITY APPLICATION BPL NETWORK DEPLOYMENT.  Progress on creating a mixed use BPL network with Duke Energy, a leading progressive investor-owned utility with 3.8 million electric customers in North Carolina, South Carolina, Ohio, Indiana and Kentucky, continued apace in 2006. Through all stages of this project, the goal has been to have the BPL network simultaneously support Smart Grid utility applications and offer residential electric customers Internet access through a choice of multiple ISPs. After successful completion of a proof of concept phase, in January 2006, we entered into a pilot demonstration agreement to build a BPL network servicing over 500 homes. The pilot network was an important test for our newly developed AmbientNMS network management system and generated approximately $508,000 in revenue from the sale of BPL equipment and services. Based upon the success of the pilot program, in September 2006, we and Duke Energy entered into an Expanded Deployment Agreement. This commercial scale BPL network will provide BPL connectivity to approximately 6,000 homes in the Charlotte, NC area. In addition to utilizing Ambient’s next generation FCC-certified X²   BPL Access Node (some with integrated 802.11a/b/g Wi-Fi wireless access), Ambient-designed next-generation overhead and underground couplers and BPL modems, Ambient will provide engineering and technical support to design, support, deploy and manage the network. Duke will also license the latest version of the AmbientNMS network management system.

•

A RESIDENTIAL BPL PILOT IN OHIO.  In 2006, we entered into an initial deployment agreement with Akron, Ohio based FirstEnergy Service Company for a residential BPL pilot covering several hundred homes located on its Ohio electric power distribution grid. FirstEnergy has eight regional operating companies serving 4.5 million customers in Ohio, Pennsylvania and New Jersey. We have developed the network design for the deployment area and will provide all equipment used in the deployment, as well as engineering support and technical services to assist the utility as needed. The network will be managed by AmbientNMS, a carrier-class network management solution for configuring and monitoring all elements and capabilities of our BPL product suite. The agreement with FirstEnergy also provides the framework for the negotiation and development of a commercial deployment agreement.

•

A UTILITY BPL PILOT IN ARKANSAS.  In the fourth quarter of 2006, we launched a six month Smart Grid utility applications pilot program with Entergy Corporation, an integrated generating and distribution firm serving 2.7 million customers in Arkansas, Louisiana, Mississippi and Texas. The program is being conducted in Little Rock, Arkansas where we will support Entergy in the design, management and maintenance of its BPL pilot.  We will be looking for ways to help Entergy move beyond real-time remote meter reading to locating outages before customers call, do remote switching of distribution equipment, and proactively monitor the distribution system to find failing or over-burdened equipment before it causes outages. Although the pilot is directed towards Smart Grid applications, residential services such as Internet, Video on Demand and VoIP are being tested.

•

BPL NETWORK PILOT WITH SAN DIEGO GAS & ELECTRIC.   In July 2005, we began a pilot demonstration with San Diego Gas & Electric Company (SDG&E) to install a BPL-network on the SDG&E grid. SDG&E is a regulated public utility company with 1.3 million electric customers. This pilot allowed SDG&E to evaluate several consumer and utility based Smart Grid applications, including BPL-enabled meter reading, and to demonstrate how our solution may help to fulfill the California Advanced Metering Initiative (AMI). SDG&E also licensed AmbientNMS, our BPL network management system. The initial pilot was showcased at the United Power Line Council (UPLC) conference in February 2006. In October 2006, based upon the evaluation and testing by SDG&E, the pilot agreement was extended and enhanced to upgrade the BPL hardware by deploying Ambient’s FCC-certified next generation X² BPL Nodes, use the latest version of AmbientNMS, and to test additional BPL applications.

•

A RESIDENTIAL MDU BPL PILOT NETWORK.  In March 2005, we installed and activated a pilot Multiple Dwelling Unit (MDU) BPL network in a 16 floor, 213 unit condominium building located on Manhattan's upper west side. Two bonded T-1 (1.5 Mbps) lines connect an Ambient BPL node in the basement to the Internet. Several in-building BPL network segments on the vertical power distribution risers distribute the high-speed signal to each apartment. By leveraging the existing building wiring the network was installed in a fraction of the time other Internet access technologies would have taken. This network initially offered consumer high-speed Internet service. In October 2005, we deployed

EarthLink's next generation VoIP service, trueVoice(TM). Video surveillance, intercom services, cached video-on-demand capability, and remote load management and control applications are currently in development.

•

PILOT PHASE OF AN ADVANCED GRID MANAGEMENT TRIAL.  Since 2004, we and Con Edison, with 3.4 million electric customers in the New York metropolitan area, have been conducting phased development trials of utility service and management applications. We and Con Edison successfully completed the Small Field Trial Phase, and in January 2006 entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA) to move forward to an Advanced Grid Management Pilot Phase.  NYSERDA is a public benefit corporation that funds research into energy supply and efficiency, and will provide partial funding for the project through a $200,000 grant to Con Edison.

•

A UTILITY SUBSTATION MONITORING BPL PILOT NETWORK.  In early 2004, we installed a BPL network that spans approximately one and one half miles at Orange and Rockland Utilities, Inc., a Con Edison subsidiary headquartered in Pearl River, New York. A security camera was installed on a utility pole and connected to the sub-station node, transmitting video over the BPL network through the substation’s backhaul connection This video is monitored in real-time from the energy control center facility, rendering remote recording equipment and technician visits obsolete. The BPL network can also be used for other core utility monitoring and control applications and can be made available to the utility's customers.

•

A UTILITY MONITORING AND COMMUNICATIONS BPL PILOT NETWORK.  In 2004, we installed a BPL network in Con Edison's First Avenue steam tunnel in Manhattan in New York City. Con Edison uses the network to monitor environmental conditions and the state of the steam main and to provide VoIP telephony service in the tunnel. This single BPL network provides a variety of services that would have otherwise required multiple technologies and wiring systems.

•

A RESIDENTIAL BPL AND UTILITY MONITORING BPL PILOT NETWORK.  In 2002, we and Con Edison deployed a BPL network in the Village of Briarcliff Manor, New York, a suburb located north of New York City. At the Briarcliff Manor substation, two T-1 (1.5 Mbps) lines connect the backhaul network to an injection node. This network spans a cable distance of approximately three miles and has achieved speed from 10 to 16 Mbps over the medium voltage lines and 3.5 to 7 Mbps delivered to consumers. The initial pilot now passes over 700 residences, and currently provides consumer broadband Internet access to pilot participants and allows for video monitoring of a local intersection. In 2002 Con Edison advanced us $325,000 (recorded as first quarter 2006 revenue.) for the initial feasibility trial of BPL technology.

•

COLLABORATIVE ARRANGEMENTS.  In addition to working closely with our electric utility customers, we have cultivated maintained and grown collaborative working relationships with leading suppliers of the critical components necessary for our BPL solutions.

LICENSING AGREEMENTS WITH DESIGN OF SYSTEMS ON SILICON

In 2001, we entered into a licensing agreement with Design of Systems on Silicon S.A. (DS2), a leader in the development of BPL chipset products, to incorporate DS2's chipsets and software into our BPL products. In January 2004, we entered into a new five year agreement that strengthens and builds upon this relationship. In 2006 we extended the agreement for an additional five year in order to continue working with DS2 to further develop its technology and are integrating DS2's next-generation 200 Mbps chipsets into our products. These new chipsets feature 10 to 40 times faster performance than other broadband technologies, integrated support for Quality and Class of Service (QoS and CoS) for latency-sensitive and bandwidth-intensive services such as delivery of multiple streams of video content (HDTV and SDTV), and support for new interoperability standards.

A WORKING RELATIONSHIP WITH EARTHLINK

EarthLink, the nation’s next generation Internet service provider with over five million subscribers, continues to work with us in several of our deployments to provide and evaluate consumer services such as VoIP and high-speed Internet connectivity. EarthLink was an early investor in Ambient. A representative of EarthLink sits on our Advisory Board, which strengthens our on-going relationship and increases the resources we have available for capturing the residential Internet access BPL market.

OUR STRATEGY

Our goal is to become a leading designer, developer and systems integrator for commercially deployed BPL networks that deliver Smart Grid and consumer broadband services. We intend to generate revenues from the design of these BPL networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from licensing of our Network Management System. Our efforts are focused on attaining the following goals:

•

EXPAND THE RANGE OF BPL APPLICATIONS.  The applications create the need for the network, and thus our goal is to drive application development. We believe that growth in the BPL industry will come primarily as utilities deploy Smart Grid applications. The deployment of BPL enabled applications such as Advanced Metering and service changes, Real Time Pricing, Demand Side Management and Direct Load Control, and remote outage detection and equipment operation, will be driven by economic, regulatory and environmental concerns. Even in the absence of consumer broadband service of these applications can make a BPL deployment cost-effective. Several Ambient BPL networks are currently piloting and deploying some of these applications. In 2006 San Diego Gas & Electric committed to extended and enhance their Ambient BPL pilot network to evaluate several consumer and utility based Smart Grid applications, including BPL-enabled meter reading, and to demonstrate how our solution can help meet the requirements of the California Advanced Metering Initiative. Other Smart Grid pilots and trials include an Advanced Grid Management Pilot with Con Edison and the New York State Energy Research and Development Authority, a Smart Grid utility applications pilot program with Entergy Corporation in Little Rock, Arkansas, and a mixed use (utility and residential applications) commercial deployment by Duke Energy reaching approximately 6,000 homes in the Charlotte, NC area. We intend to continue to develop these existing deployments, actively seek new ones, and work with our utility partners and other technology companies to expand the range of applications that will economically justify future BPL deployments.

•

PURSUE OUR ROLE AS A LEADING SYSTEMS INTEGRATOR.  We are committed to developing our role as a leading supplier of turn-key BPL networks, taking responsibility for network design, hardware delivery, installation support, operator training and network management. Our familiarity with the architecture, hardware, and software requirements enable Ambient to design each BPL network from the ground up. Ambient designs, manufactures and markets all of the key hardware components of our BPL networks. We have developed strategic relationships with key material and fabrication suppliers and put in place a reliable, scalable supply chain for timely delivery of the necessary hardware. Our technical personnel, including experienced field engineers, supervise pilot scale and larger deployments, ensuring successful BPL network rollouts. To manage the large numbers of nodes, devices, and customers on a BPL network we have developed, and continue to improve, our scalable, reliable BPL network management software solution AmbientNMS. AmbientNMS works with Ambient and non-Ambient hardware and is currently managing several active pilot and commercial BPL networks. We intend to continue to develop and extend our network design expertise, our hardware and software BPL technology, and our deployment and network management capabilities, to generate revenues from all phases of BPL network deployments.

•

EXPAND AND PROTECT OUR INTELLECTUAL PROPERTY.  We believe that our success depends on the continued development and protection of our proprietary technologies. In addition to enabling us to take a leading position in the BPL marketplace, a large intellectual property base opens up revenue generating licensing possibilities. We continue to develop the coupling technology critical to BPL, and in 2006, we introduced next generation couplers for medium voltage overhead and underground and low voltage applications. Our patent portfolio nearly doubled in size in 2006. As of January 2007, we hold 15 patents, with more than 183 independent claims allowed, on this critical inductive coupling technology and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We plan to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.

•

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS.  Partnerships with suppliers and our utility customers have, and will continue to, enhance our development and commercialization of BPL equipment and technology. To keep us on the cutting edge of new technologies, we maintain collaborative working relationships with leading suppliers of critical BPL components such as signal processing chips and consumer modems. To develop and demonstrate Smart Grid utility applications, residential consumer broadband, and our network management system, we have partnered with major electric utilities to conduct field trials and pilot demonstrations.  We intend to strengthen these existing relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

•

LEAD INDUSTRY STANDARDIZATION EFFORTS.  We believe that open standards and interoperability will hasten the deployment of BPL technology and lead to greater success for both Ambient and the entire BPL industry. We have driven industry standardization efforts through leadership roles in the major BPL industry associations and standards setting organizations. Ambient is a founding member of the Universal Powerline Association (UPA), an association of industry players created to promote BPL global interoperability standards, and John J. Joyce, our President and CEO serves as Vice Chairman of the UPA Board of Directors. We are also a member of the United Power Line Council (UPLC), an alliance of electric utilities and technology companies working together to drive BPL development. Mr. Joyce serves on the UPLC Board and Ramdas Rao, our Chief Technology Officer, is Co-chair of the UPLC Technical Action Committee. We are also actively participating in several ongoing BPL standardization efforts to drive the development of BPL safety, electromagnetic compatibility and system interoperability standards. Key Ambient technical personnel currently chair the Institute of Electrical and Electronics Engineers (IEEE) PLC Hardware Safety Working Subgroup (P1675) and the PLC EMC Working Group (P1775) and participate in the IEEE BPL PHY/MAC Working Group (P1901). Our involvement with these efforts has in no small part helped us to be the first high-speed BPL network supplier to have our equipment (specifically our high-speed X² BPL Access Node) receive certification by the FCC. We intend to continue our active role in the establishment of national and international BPL standards and to ensure that our BPL products conform to these standards.

We will devote our short and long term efforts towards realizing these goals; however, no assurance can be provided that we will be successful in our strategic efforts in developing, manufacturing, marketing and deploying our BPL products and technologies.

PRODUCTION AND SUPPLIES

During our prototype and small scale pilot phases, we sourced all necessary components and fabricated nodes and couplers in-house. However, as Ambient BPL network pilot deployments expand to commercialization scale, we recognize the importance of the timely delivery of the necessary hardware.

We are a technology company and do not believe it is necessary or cost effective to develop a large scale manufacturing capability. However, securing reliable, scalable sources for the hardware components of our BPL networks is a key to meeting expected market demand for our FCC-certified product. Thus, we have sought out and developed strategic relationships with key material and fabrication suppliers with both the processing expertise and capacity to support our forecasted needs.

In 2006, we continued our transition toward a fully out-sourced model extending from sourcing, electronic manufacturing, and testing to include systems and fulfillment operations. In October of 2006, we entered into a Memorandum of Understanding with CTS Corporation, a leading NYSE listed provider of electronic manufacturing services with multi-national and multi-plant capabilities, for volume production of our X²    Node, necessary to meet anticipated increase in marketplace demands. CTS will provide full turnkey electronics manufacturing solutions (EMS) and services, including printed circuit boards (PCB) assembly, box build integration and direct-ship logistics, initially from its New Hampshire facility. We have also secured quick response high volume manufacturing capability for our medium voltage underground coupler and are negotiating the same for our medium voltage overhead coupler. Moving forward, we shall continue leveraging our technology and distribution alliances along with value-add manufacturing services to ensure we are positioned to support continued commercial role outs of our products.

MARKETING PLAN

Our strategy and marketing have evolved with a more clearly defined vision and purpose as we have transitioned from being a late stage research and development company to a more complete BPL product line supplier, with multiple installations progressing from pilot to commercial scale. The BPL marketplace can be broken down into several, often overlapping, segments. Prior sales strategies that focused on the needs of end users, i.e. the utility’s customers, rather than the needs of the utilities themselves, have not succeeded to date. Our marketing is designed to target the most likely buyers of BPL networks, medium and large electric utility operators, and address their needs directly. In doing this, we intend to generate revenues from all phases of BPL network deployments, including network design, manufacturing and sales of the equipment, installation and management support, and ongoing licensing of our network management system software.

•

FOCUS ON SOLVING THE PROBLEMS OF OUR ELECTRIC UTILITIES CUSTOMERS.  Electric utilities are under increasing economic, regulatory and societal pressure. Energy demand is increasing, the infrastructure is aging, economics are tightening, the environmental impact from generation is increasingly undesirable, and economic and permitting issues make new generating capacity unattractive. BPL enabled solutions that increase security, reduce maintenance, monitor and control equipment, remotely read and shut off or turn on meters and enable customers to make real time price based usage decisions enabling conservation, can address all of these problems, providing economic benefits for the grid operator, its users, and society as a whole. Such Smart Grid applications are most effectively enabled by BPL networks, and are, and will continue to be, the strongest selling point for our products and services. Even in the absence of consumer broadband service or regulatory requirements, one or two of these applications can make a BPL deployment attractive and cost-effective.

•

LEVERAGE OUR ABILITY TO PROVIDE COMPLETE TURNKEY BPL NETWORKS.  Our electric utility customers, as with most all customers, are looking for complete solutions. They do not want to design a BPL network (nor do they have the expertise) nor source the components, the installation support, or the ongoing network management from different suppliers. We intend to distinguish ourselves from our competitors by our ability to provide complete turnkey delivery of a functioning BPL network. Our familiarity with the network architecture allows us to design the network from the ground up. We have developed all of the necessary hardware and have scalable source of supply for larger deployments. Deployments can be supervised and utility personnel trained by our experienced field engineers. AmbientNMS software can be licensed to manage the network.

•

EMPHASIZE THE COMPETETIVE ADVANTAGES OF AMBIENT BPL SOLUTIONS.  To distinguish our products and technologies from the competition we intend to leverage the design, operational, and regulatory advantages of our BPL network. Our couplers are easily installed on energized medium-voltage lines by standard utility crews and on low voltage lines in multiple dwelling unit installations by licensed electricians. Our AmbientNMS network management system can manage both Ambient and compatible third-party equipment, making it ideal for mixed vendor networks. Regulatory uncertainties are minimized, if not eliminated, by the recent certification of our next generation X² communications node as fully compliant with FCC rules and requirements for Access BPL equipment, allowing us to market, sell and install the X²  for commercial deployments nationwide.

•

ADD CUSTOMER VALUE WITH RESIDENTIAL BROADBAND.  A utility can leverage a BPL network installed for Smart Grid applications to provide consumer broadband access or install one solely dedicated to that purpose. The flexible Ambient architecture permits sequential expansions and can increase capacity as the network load increases. We can provide the consumer BPL modems, and our network management system is ideally suited to manage customer provisioning. Residential BPL networks can also offer value added services such as VoIP to enhance the projected revenue stream.

•

FEATURE THE ABILITY TO SERVE MUNICIPAL AND INDUSTRIAL CUSTOMERS.  The same BPL network that is used by the utility or is providing consumer broadband services (or perhaps both) can also be made available to government and industry. We intend to highlight to our utility customers that services such as remote alarm monitoring, enhanced video surveillance, real-time traffic monitoring, and industrial process monitoring and control, can also be marketed to their current non-residential customers.

We intend to refine our strategy as this developing marketplace evolves. Changing regulatory requirements will likely put a focus on certain Smart Grid applications at the expense of others. Certain utilities will want to use their BPL networks for either utility applications, consumer broadband, or both. Next generation hardware and software will undoubtedly lead to applications that have not yet been envisioned. As these and other changes take place, we would expect to adjust both our strategy and our tactics to take advantage of them.

COMPETING COMPANIES AND TECHNOLOGIES

In marketing our BPL technologies, we face significant competition from other providers of power line based systems, as well as from telephone, wireless, and cable companies. Different competitors have different strengths in each market area. We believe that our combination of proprietary technologies and strategic alliances can overcome the existing obstacles and in some cases leverage them to our advantage.

•

BPL PROVIDERS. Several other companies, including some with greater resources than we have, provide partial or full power line based high-speed solutions. While these companies can compete with us in all market areas, we believe that we have several competitive advantages. We believe that our proprietary patented BPL technology provides distinct advantages in terms of cost, function, and ease of installation. Our grant of BPL Equipment Authorization from the FCC allows us to market, sell and install our newest generation of nodes for commercial deployments nationwide. We offer complete turnkey delivery as opposed to just parts of the system and can take responsibility for network design, hardware delivery, operator training, and ongoing network management. Our collaboration with communications, technology, and utilities partners puts us in position to provide the most adaptable and viable BPL solutions. Additionally, our proprietary and patented technologies may enable us to generate additional revenue from these competitors through licensing agreements of our hardware technology and our network management system software.

•

INCUMBENT TELEPHONE SERVICE PROVIDERS. Many local and regional telephone companies have provided several types of DSL technology for over 15 years, and some are now deploying higher speed fiber optic service. These product offerings mainly compete with our residential broadband market but also to some extent with utility grid management. Many of these providers, such as the regional Bell operating companies, have greater resources than we have and have well established brand awareness in their service areas. We expect that our BPL products and technologies will provide to utilities and electricity distribution operators a host of cost-effective, utility specific applications and benefits not offered by these competitors. Additionally, we believe that our utility solutions will be attractive due to security concerns and the desire to keep critical grid infrastructure under direct control. Particularly in the broadband access marketplace, we believe that our alliances with existing and prospective utility partners will equalize the resource imbalance and compensate for our competitors' brand awareness.

•

WIRELESS AND SATELLITE SERVICE PROVIDERS. Several fixed-wireless and satellite service providers are currently offering, or planning to offer, competing communications services, particularly in underserved areas. These technologies can also compete in all market areas; however, we believe that we have distinct competitive advantages in each one. Services based on these technologies historically offer significantly lower communication speeds than BPL giving them a competitive disadvantage for residential broadband access. As they use an open communications medium they have additional security concerns, particularly important for Smart Grid applications that control critical infrastructure.

•

SUBSCRIPTION TELEVISION HARDWIRE CABLE. Traditional cable television operators have offered high-speed access for close to ten years, and are now starting to bundle services such as VoIP telephony, to enhance their offerings. These entities are competitors mainly in the residential broadband access marketplace. As with some telephone companies, cable television operators also have greater resources than we have and well established brand awareness. Although the technology is mature, older cable systems require significant capital expenditures to provide these services. We expect that Ambient can compete by offering BPL networks that provide competitive speeds and similar bundled services, and by again leveraging our utility partners' resources, market penetration, and brand recognition.

PROPRIETARY RIGHTS

We have taken steps to ensure the protection of our internally developed intellectual property (IP) and to enhance our position of strength and leadership within the industry. We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our BPL technologies and other proprietary company information.

Beginning with our initial filing for the inductive coupling of a data signal to a power transmission cable with the USPTO in 1999, we have made numerous additional filings in the United States and internationally to protect our technology and enhancements. As of March 2007, we held 15 patents (with more than 183 independent claims allowed) on our critical inductive coupling technology and its applications. Other patent applications are either allowed, pending, or under review by the USPTO, and we have applied for corresponding patents in key markets worldwide as part of our Global Patent Management Strategy. We intend to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.

Our policy is to require our employees, consultants, advisors, and collaborators to execute confidentiality agreements, and additionally, with employees and consultants, assignment of invention agreements, upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individual in the course of their employment or consulting relationship will be our exclusive property.

Such methods may not afford complete protection, and there can be no assurance that other competitors will not independently develop similar or equivalent processes, concepts, ideas and/or documentation.

EMPLOYEES

We presently employ 34 full time employees, of which two thirds are engineering staff. All of these employees but two work out of our offices in Newton, Massachusetts. The two off site employees are both field engineers dedicated to active network deployments. One works out of our office in Briarcliff Manor, New York and one is located in Charlotte, North Carolina.

RESEARCH AND DEVELOPMENT

From the date of inception through December 31, 2006, we have incurred approximately $15.65 million of research and development expenses.  During our 2006 and 2005 fiscal years, we incurred approximately $3.5 million and $2.65 million, respectively, on the research and development of our BPL Solutions.

GOVERNMENT REGULATIONS

Domestic and foreign regulations directly and indirectly affect the deployment of BPL networks. Our utility customers and other providers of electric power are subject to significant governmental oversight and regulation, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulation in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency over power lines, necessitating governmental permission. In addition, domestic and foreign regulations in the telecommunications field may also affect our BPL deployments. Any of these regulations may inhibit, delay or preclude BPL networks or require significant and limiting modifications to them. We are proactively addressing these regulatory challenges through leadership roles in industry associations such as the Universal Powerline Association and the United Power Line Council and standards setting organizations such as the Institute of Electrical and Electronics Engineers.  In the early part of this decade, as BPL network deployments were becoming more widespread, amateur radio operators and other wireless users began to raise concerns about harmful interference radiated from power lines. At the same time, there was a desire among regulators and the public to increase competition and provide additional source of broadband Internet access. Common emission requirements or testing methodologies did not exist. Utilities desiring to deploy BPL networks for grid management applications or to provide consumer broadband were hindered by the uncertainty of possible regulatory action.

Then, in October 2004, the FCC adopted changes to Part 15 of its Rules that govern emissions and interference that included new administrative requirements to aid in identifying Access BPL installations, operational requirements for these installations promote avoidance and resolution of harmful interference, and specific measurement guidelines and certification requirements to ensure accurate and repeatable evaluations of any possible emissions. The FCC took this step because BPL networks on the electrical power grid are capable of providing a competitive alternative broadband access option to virtually every home and community and to ensure that this was done while protecting the interests of all users of the wireless spectrum. Within the ruling the FCC also acknowledged the important operational benefits that BPL networks could bring to the electric utilities themselves.

The proposed changes in the FCC rules took effect in February 2005. Almost immediately, petitions for reconsideration were filed by Amateur Radio Relay League (ARRL), the American Petroleum Institute, Cohen, Dippell and Everist, P.C., and Aeronautical Radio Incorporation (ARINC) challenging the FCC's October rulemaking and requesting expanded interference protection rights for amateurs, critical infrastructure licensees, television broadcasters and aeronautical mobile licensees. Petitions were also filed by members of the BPL industry requesting modifications to the FCC's mandated interference mitigation requirements and to certain aspects of its BPL equipment compliance rules. Not unexpectedly, the net result was significant uncertainty about when a final ruling would be issued and what it would contain.

During the ensuing years, we pro-actively moved to address these issues. We designed and tested our nodes and couplers to the proposed standards and ensured they met proposed interference requirements. To minimize or eliminate interference, we developed nodes with remotely-controlled and flexible notching ability to suppress the BPL signal at specific frequencies.

In October 2005, the FCC announced that the United Telecom Council would serve as the Access BPL database manager to establish a centralized publicly accessible database containing information about Access BPL operations. The deadline for compliance with these notification requirements was November 19, 2005.  After nearly two years of study, in August 2006, the FCC issued a Memorandum Opinion and Order that affirmed the 2004 rules regarding emission limits for BPL, including the determination that the reduction of emissions to 20 dB below the normal Part 15 emissions limits will constitute adequate interference protection for mobile operations. While the ruling did affirm the requirement that information regarding a BPL deployment must be provided in a public database at least 30 days prior to the deployment of that equipment, and require new exclusion zones and consultation requirements for radio astronomy stations, it denied requests by the television industry to exclude BPL from frequencies above 50 MHz, by the aeronautical industry to exclude BPL operating on low-voltage lines from frequencies reserved for certain aeronautical operations, and by the gas and petroleum industry to be considered as public safety entities and thus qualify for more restrictive notifications of BPL deployments. More significantly, the ruling denied the requests by the amateur radio community to prohibit BPL operations pending further study and to exclude BPL from frequencies used for amateur radio operations. However, the FCC reaffirmed its commitment to address interference issues by emphasizing that the Part 15 rule changes were made to ensure that Access BPL operations do not become a source of interference to licensed radio services. The Memorandum Opinion and Order also affirmed the July 7, 2006 deadline for requiring certification for any equipment manufactured, imported or installed on BPL systems, with the provision that uncertified equipment already in inventory can be used for replacing defective units or to supplement equipment on existing systems for one year within areas already in operation.

In addition to eliminating the regulatory uncertainty created by the various requests for reconsideration, the August FCC decision paved the way for formalized testing and certification of BPL equipment. We had been in the process of testing to the draft rules and requirements and immediately applied for certification. Lab and field test results of our next generation X² BPL Access Node, tested with Ambient’s full product suite of couplers, at multiple locations, in different geographical areas, and certified by an independent FCC-certified laboratory, were submitted to the FCC’s Office of Engineering and Technology. In September 2006, the FCC certified our X² node as being fully compliant with FCC rules and requirements for Access BPL equipment. We became the first company with a high-speed BPL access product to receive this certification, which allows us to market, sell and install our newest generation of nodes for commercial deployments.

Further progress towards the widespread adoption of consumer broadband oriented BPL networks was again made late that year. Until that point, the regulatory status of BPL based broadband access networks was in doubt. They could be classified as an information service, such as cable and DSL providers, or as a common carrier, such as telephone companies. Common carriers are subject to far more restrictive regulations and obligations including open access, tariff filings, universal service contributions and certain consumer protections.

Nearly a year earlier, the United Power Line Council (UPLC), an alliance of electric utilities and technology companies, of which we are an active and managing member, filed a Petition for Declaratory Ruling requesting that the FCC declare BPL enabled Internet access an information service. The UPLC argued that BPL is like other broadband services such as cable or DSL that are already classified as information services and thus should be classified the same, and that by doing so, the pricing, marketing and deployment flexibility of the information services classification would promote meaningful competition, increase consumer choice and lower Internet access end-user pricing. In November 2006, the FCC ruled in favor of the UPLC petition, freeing BPL Internet access networks from the more restrictive common carrier regulations. The FCC will allow BPL Internet access to be offered on a common carrier basis, if a BPL operator so desires. The ruling is expected to make deployment of consumer broadband only and dual-use based BPL networks more attractive to our current and potential utility customers, and as such, we expect it to have a net positive affect on our marketing and sales.

At this point in time, at least three states have commenced formal proceedings to examine BPL regulatory issues and additional states may be considering similar proceedings. As regulation of access applications and in general the operations of our utility customers is as much a state as it is a federal activity, we are committed to also being involved at the state level. We have participated in two of these formal docketed proceedings including those before the California Public Utilities Commission and before the Public Service Commission of the State of New York.  Further regulatory changes will certainly take places in the coming months and years. Through our participation in industry advocacy and standards groups, Ambient expects to be instrumental in driving this process forward and in benefiting from the results.

ADVISORY BOARD

We have an Advisory Board that provides us with advice from diverse group of experienced, knowledgeable business people and professionals. Our advisory board members spend much of their time in related and complementary business arenas, such as government policy, international relations, utility engineering, and law. They use their unique experiences, information, and perspectives to advise the company in areas in which we may require assistance. Although our advisory board has no control or direct influence over our policies, management, or board of directors, they are an invaluable source of analysis, advice, recommendations, and support.

The chairman of our advisory board is former U.S. Senator J. Bennett Johnston, who served on the Senate Energy and Natural Resources Committee his entire 24 years in the Senate, chairing it from 1986-1992. Senator Johnston brings a wealth of experience in energy related issues having authored and sponsored hundreds of energy bills and legislation, including the Energy Policy Act of 1992, the first electricity re-structuring legislation adopted in the United States. A utility viewpoint is afforded by George Jee, the Director of Resource Planning with Con Edison, who has been on Ambient's Advisory Board since 2000 Robert Abrams, former Attorney General of the State of New York, and a member of the Advisory board since 2001, brings a legal viewpoint to our Advisory board's deliberations and advice. He is currently a partner with Stroock & Stroock & Lavan, advising a diverse range of clients. Valuable insights on consumer broadband applications, and how they can affect and drive our business, are available from Stephen Howe, the vice president of voice services at EarthLink. He currently oversees EarthLink's investment and participation in the development of next generation broadband technologies and joined our board in 2004.

AVAILABLE INFORMATION

Our Internet website is located at http://www.ambientcorp.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

RISK FACTORS

OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISK NOTED BELOW

RISKS CONCERNING OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORSEABLE FUTURE.

We are a development stage company engaged in the design, development and marketing of our BPL Solutions. We incurred net losses of $12,739,392 and $11,226,555 for the years ended December 31, 2006 and 2005, respectively. From inception through December 31, 2006, we reported an accumulated deficit of $98,945,392. We have been funding our operations primarily through the sale of our securities and expect to need to do so during 2007. We expect to continue to incur net losses as we continue to further develop and test our BPL Solutions and intensify our commercialization efforts. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO ACHIEVE OUR BUSINESS OBJECTIVES.

As of December 31, 2006, we had available cash balances of $2,385,668.  We will need to raise additional capital in order to meet our liquidity needs and satisfy our current business plan prior to the receipt of significant revenues from BPL Solutions. At the present time, we have no commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings will be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

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

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell our assets or shut down the company and cease operations.

Our independent registered public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the years ended December 31, 2006 and 2005 relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

A DEFAULT BY US UNDER OUR 8% SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED IN MAY 2006 WOULD ENABLE THE DEBENTURE HOLDERS TO TAKE CONTROL OF OUR INTELLECTUAL PROPERTY ASSETS.

In May 2006, we issued $10,000,000 in aggregate principal amount of our 8% Senior Secured Convertible Debentures. The debentures are scheduled to mature on May 26, 2008.  On the first business day of each month, we are required to prepay 4.77% of the principal amount of the debentures originally issued, but not more than the then outstanding principal amount, together with all interest then due.  We have the option to pay this amount in shares of Common Stock if the registration statement covering the resale of shares issued pursuant to the debenture is effective on the date scheduled for payment. The registration statement was declared effective on June 20, 2006. To secure our obligations under the debentures, we granted the holders a security interest in all of our intellectual property assets. The security interest terminates upon the earlier of (i) the date on which less than $2.5 million in principal amount of the Convertible Debentures is outstanding or (ii) payment or satisfaction of all of our obligations under the debentures. The principal amount outstanding as of March 2007 was $5,978,370. A default by us under the debentures would enable the holders to foreclose on our intellectual property. Any foreclosure could force us to substantially curtail or cease our operations.

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

OUR COMMERCIAL SUCCESS IS CONTINGENT UPON OUR BPL SOLUTIONS BEING COMMERCIALLY DEPLOYED OVER UTILITIES’ DISTRIBUTION NETWORKS OR IN ALTERNATIVE MARKETS.

Our activities to date have primarily focused on the design, development, testing and marketing of our BPL Solutions for use on low and medium voltage distribution systems. We have established contractual relationships with leading technology companies and electric utilities for the design, development, evaluation and testing of our BPL Solutions. No assurance can be given that these arrangements will achieve their intended results or that they will result in our BPL Solutions being widely commercially deployed over an electrical power distribution network. While our couplers and the other principal equipment and components comprising our BPL Solutions have been successfully tested in field trials and are being used in on-going pilots and limited early commercial deployments, no assurance can be given that these components or technologies will be successfully developed or technologically feasible for deployment on a wide commercial scale over an electric utility distribution network. In addition, the costs of commercializing our BPL Solutions may materially outweigh the revenues, if any, that we may generate from such commercialization.

To date, we have provided our BPL Solutions primarily to electric utilities and ISPs on a pilot basis, and have earned limited revenues from these efforts. Our marketing success is dependent, initially, on the deployment by a number of electric utilities of a communications network over their powerline distribution system utilizing our BPL Solutions or on our ability to develop other market applications for our technologies. If a significant number of electric utilities ultimately elect not to commercially deploy a power line communications system, not to utilize our BPL Solutions or to favor other technologies or providers of similar services, our business may be adversely affected, and we may be required to cease operations.

Moreover, our BPL Solutions may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of the media access and technology service companies. If the market for our BPL Solutions does not develop or expand as we anticipate, our business, financial condition and results of operations would be materially adversely affected, and we may be required to cease operations.

GOVERNMENTAL REGULATIONS MAY DELAY OR PRECLUDE COMMERCIAL DEPLOYMENT OF A POWER LINE COMMUNICATIONS NETWORK.

Electric utilities are ordinarily subject to significant governmental oversight and regulations, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulations in their respective home countries. In certain countries, there may be regulations restricting the transmission of high frequency signals over power lines, necessitating governmental permission. These regulations, as well as regulations in the telecommunications field, may inhibit, delay or preclude the commercial deployment of BPL networks or the utilization of our BPL Solutions. In October 2004, the Federal Communications Commission (the "FCC") adopted rules and regulations that, in our view, are favorable to the development of BPL. These regulations are being challenged. No assurance can be given that these regulations will not be modified by FCC in a manner adverse to our business or become subject to legal challenges. See "Governmental Regulations.”

IF WE FAIL TO PROPERLY MANAGE OUR GROWTH, OUR BUSINESS AND OPERATIONS WOULD BE HARMED.

In order to further the commercialization of our BPL Solutions, we intend to expand our management team, testing, quality control, marketing, sales and service and support operations, as well as financial and accounting controls. The pace of any expansion, together with the level of expertise and technological sophistication required to provide implementation and support services, will demand an unusual amount of focus on the operational needs of our future prospective customers for quality and reliability. We anticipate that this development may strain our existing managerial, operational and financial resources.

We may be unable to develop and expand our business and operations for one or more of the following reasons:

•

We may not be able to locate or hire at reasonable compensation rates qualified and experienced sales staff and other employees necessary to expand our capacity on a timely basis.

•

We may not be able to integrate new management and employees into our overall operations.

•

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

RISKS CONCERNING OUR BPL SOLUTIONS

AN INTERRUPTION IN THE SUPPLY OF COMPONENTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD HAMPER OR IMPEDE COMMERCIALIZATION OF OUR BPL SOLUTIONS.

The principal components comprising our BPL Solutions include our proprietary and patent protected couplers, which we designed and developed in-house, and the nodes or communications controllers that are designed to interface with the existing power lines. To manufacture and assemble our end products and components, we depend on third parties to deliver and support reliable components, enhance their current products and components, develop new components on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. Any significant interruption in the supply of any of these components, products or services could hamper or impede our commercialization efforts and, following any commercialization, may cause a decline in sales of our products and services, unless and until we are able to replace the functionality provided by these suppliers and services.

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

WE MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to the different BPL Solutions and applications on the medium and low voltage distribution grid and for in-building wiring. Our expanding patent portfolio includes seven patents issued or allowed by the USPTO and several pending patent applications in the United States and in other jurisdictions. However, our BPL Solutions include several components and technologies for which we may not have intellectual property rights. Accordingly, we periodically undertake products and technology clearance review of the technologies comprising our BPL Solutions.

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

RISKS CONCERNING OUR CAPITAL STRUCTURE

CONSOLIDATED EDISON, INC., AN AFFILIATE OF THE CONSOLIDATED EDISON COMPANY OF NEW YORK, INC., CONTROLS A SIGNIFICANT PORTION OF OUR COMMON STOCK AND COULD CONTROL OR INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

As of December 31, 2006, Consolidated Edison, Inc. ("CEI"), an affiliate of the Consolidated Edison Company of New York, Inc., beneficially owned approximately 17.6% of the outstanding shares of our Common Stock (prior to the exercise of outstanding warrants and options and/or the conversion of the Convertible Debentures and the warrants issued in connection thereto). As a major stockholder, CEI currently is able to exercise significant influence over matters requiring the approval of our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of our Common Stock.

OUR STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE SCHEDULED REPAYMENT OF THE OUTSTANDING PRINCIPAL OF OUR DEBENTURES IN SHARES OF OUR COMMON STOCK BASED ON A DISCOUNT TO THE MARKET PRICE OF OUR COMON STOCK.

On the first trading day of each month, we are required to prepay 4.77% of the aggregate principal amount of the debentures originally issued, but not more than then outstanding principal amount, together with all accrued interest due and payable up to such payment date. At our option, the amount may be paid either (i) in shares of Common Stock at a rate equal to 75% of the of the volume weighted average price of our Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date, provided that at the time of payment there is then in effect an effective registration statement with respect to the resale of such shares or (ii) in cash, at 110% of the principal amount due and 100% of all other amounts due. The registration statement was declared effective on June 20, 2006. Notwithstanding the foregoing, the number of shares to be acquired by each of the holders of the debentures upon conversion or repayment cannot exceed the number of shares that, when combined with all other shares of Common Stock and securities then owned by each holder and its affiliates, would result in any one of them owning more than 4.99% of our then outstanding Common Stock.

There is an inverse relationship between our stock price and the number of shares issuable upon prepayment of the Convertible Debentures. That is, the higher the market price of our Common Stock at the time a scheduled principal payment is made, the fewer shares we would be required to issue, and the lower the market price of our Common Stock at the time of such scheduled principal payment, the more shares we would be required to issue.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of December 31, 2006, we were authorized to issue up to 500,000,000 shares of Common Stock, of which 198,809,242 shares are outstanding. As of December 31, 2006, an additional 186,134,182 shares of Common Stock were reserved for issuance upon conversion of outstanding convertible debentures, the exercise of warrants issued to the holders of these convertible debentures or exercise of outstanding options or warrants to purchase Common Stock. In addition, the principal amount remaining of our Convertible Debentures (and accrued interest) may be repaid, at our option, in an undeterminable number of shares of our Common Stock. Many of the above options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

Provisions of Delaware law, as well as the presence of CEI our largest stockholder, could make it more difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•

Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS " section;

•

Changes in financial estimates of our revenues and operating results by securities analysts or investors;

•

Changes in market valuations of BPL companies;

•

Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Additions or departures of key personnel;

•

Future sales of our Common Stock;

•

Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•

Commencement of or involvement in litigation; and

•

Announcements by us or our competitors of technological innovations or new products.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN SHARES OF OUR COMMON STOCK.

 Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

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

In addition, we also rent office space in Briarcliff, New York at a monthly rental of $800 through July 5, 2007 and $900 for the remainder of the lease which is scheduled to expire on July 5, 2008. We use this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "ABTG.” Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on March 27, 2007, was $0.07 per share.

	LOW	HIGH

Year Ended December 31, 2005
First Quarter	$0.25	$0.45
Second Quarter	$0.185	$0.28
Third Quarter	$0.18	$0.279
Fourth Quarter	$0.092	$0.188

Year Ended December 31, 2006
First Quarter	$0.10	$0.225
Second Quarter	$0.16	$0.205
Third Quarter	$0.091	$0.179
Fourth Quarter	$0.085	$0.147

As of March 27, 2007, there were 154 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2006, certain information relating to the Company's equity compensation plans.

Plan Category	Number of	Weighted-	Number of
	securities to	average	securities
	be issued	exercise price of	remaining
	upon	outstanding	available for
	exercise of	options,	future
	outstanding	warrants	issuance.
	options,	and rights
warrants and
rights
	(a)	(b)	(c)
Equity compensation plan approved by
security holders	19,233,250	$0.24	10,485,850

Equity compensation plan not approved by
security holders	3,400,000(1)	$0.20

Total	22,633,250	$0.23	10,485,850

(1) Comprised of (i) 350,000 shares of Common Stock issuable upon the exercise of non-plan options issued in September  2006 to advisory board members and exercisable at a per share exercise price of $0.20 (ii) 1,050,000 shares of Common Stock issuable upon the exercise of non-plan options issued in January  2005 to non-employee directors and exercisable at a per share exercise price of $0.20 (iii) 1,900,000 shares of Common Stock issuable upon the exercise of non-plan options issued in December 2001to employees of the Company and exercisable at a per share exercise price of $0.20 and (iv) 100,000 shares of Common Stock issuable upon exercise of three-year options issued in September 2004 to a consultant in consideration of services at a per share exercise price of $0.30.

ITEM 6. MANAGEMENT DUSCUSSION AND ANALYSYS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

Ambient Corporation is focused on the design, development, commercialization and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium voltage and low voltage power lines for the delivery of high-speed data services including Smart Grid utility applications, residential Internet access, and governmental and industrial applications.

Ambient has developed and patented effective BPL coupling technology, and as of January 2007, we hold 15 patents on this key technology with several other patent applications allowed, pending, or under review. Our products also incorporate state of the art BPL chipset technology and consumer modems. Ambient has designed our equipment for cost effective volume manufacturing, and we have secured reliable, scalable production sources. Ambient's next generation X²    communications node has been certified fully compliant with current FCC rules and requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key IEEE BPL safety and standardization committees.

We are currently conducting several field trials, pilot demonstrations, and commercial roll outs with major electric utilities that serve in aggregate over 15 million electric customers. These projects have a variety of goals, including developing and demonstrating Smart Grid utility applications, residential and multi-dwelling unit consumer broadband Internet access, and the successful commercial operation of Ambient's next generation hardware products and network management software.

During 2006, multiple Ambient BPL pilot networks continued to operate, two new pilots with major utilities were begun, two pilots moved to advanced and expanded stages, and one pilot moved to full scale commercial rollout. We developed our next generation of nodes and couplers, contracted with scalable manufacturing sources, developed our custom network management software application AmbientNMS, and received FCC certification for our core product. We also strengthened our existing partnerships and strategic relationships with utilities and other technology and manufacturing companies that enhance our ability to develop, manufacture, deploy, and commercialize our BPL technology.

Critical to the commercialization of our BPL technology, in September 2006, we received a grant of BPL Equipment Authorization from the Federal Communications Commission for our second-generation X² communication node. This certification allows us to market, sell and install our newest generation of nodes for commercial deployments nationwide.

In September 2006, we began the expansion of our BPL pilot network at Duke Energy Corporation in Charlotte, North Carolina to an initial commercial build-out of approximately 6,000 homes. This network will use our newest FCC-certified node, our next-generation couplers and BPL modems, and be managed by the latest version of the AmbientNMS network management system.

In 2006, other pilots and trials also advanced to their next stages. In January, we successfully completed field trials and entered into an agreement with Con Edison and the New York State Energy Research and Development Authority to begin an Advanced Grid Management Pilot Phase, generating $325,000 of first quarter income. Our BPL pilot network evaluating Smart Grid and consumer broadband applications on the San Diego Gas & Electric Company grid was extended and enhanced in October. The upgraded network will deploy our FCC-certified next generation X² nodes, be managed by the latest version of AmbientNMS, and test additional BPL applications. We also initiated new pilots, one with Akron, Ohio based First Energy Service Company for a residential BPL network covering several hundred homes in Ohio and managed by AmbientNMS, and a Smart Grid utility applications pilot program with Entergy Corporation in Little Rock, Arkansas. We also continued to run several smaller scale residential and MDU BPL networks.

In the coming year, Ambient will continue to focus on our core business of designing, developing and commercializing BPL equipment, technologies, and services. Our goal is to continue becoming a leading supplier of commercially deployed turn-key BPL networks that deliver high-speed data services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these BPL networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from the licensing of our Network Management System.

Aided by our partnerships and strategic relationships, we plan to continue development of the next generation of BPL equipment and technology, including our network management system, AmbientNMS, and to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. In addition, we will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator to position Ambient to generate revenue from all phases of a BPL deployment. We intend to continue to drive industry standardization efforts through leadership roles in industry associations such as the Universal Powerline Association and the United Power Line Council and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

We intend to actively seek new opportunities for commercial pilots and work to bring new and existing networks to full commercialization. In 2007, our principal target customers will continue to be electric utilities in North America and elsewhere that will be deploying Smart Grid utility applications and consumer broadband access. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for our BPL networks. We will also continue our efforts to identify, pursue and develop other diversified market opportunities including the MDU market in residential, hotels and other commercial businesses, and industrial and governmental network applications.

As of December 31, 2006, we had an accumulated deficit of approximately $98.9 million (which includes approximately $57.5 million in stock-based charges and other non-cash charges).

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 (the “2006 period”) AND THE YEAR ENDED DECEMBER 31, 2005 (the “2005 period”)

REVENUES. Revenues for the 2006 period were $2,337,136, an 887% increase over 2005 revenues of $236,903.  Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2005. Revenues for the 2006 period and 2005 period related to the sales of equipment totaled $1,930,314 and $145,150, respectively.  Revenues in the 2006 period include sales to Duke Energy of $1,776,778.  Revenues from the sale of software and related network design and installation services for the 2006 period and the 2005 period totaled $406,822 and $91,753.  The 2006 period included the recording as revenue that $325,000 advance received from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of Ambient in connection with the initial feasibility trial of BPL technology.

Revenues were first generated by the Company during the third quarter of 2005.

COST OF GOODS SOLD. Costs of goods sold for the 2006 period were $1,750,888 compared to $501,707 for the 2005 period. Cost of goods sold include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. Cost of goods sold also includes expenses related to the write down of inventory to the lower of cost or market. For the 2005 period, cost of goods sold included an inventory write down of $151,278 related to market adjustments and an inventory reserve of $146,314 for excess, obsolete, and surplus inventory resulting from the transition from first to second generation technology.

GROSS MARGIN. Gross margin for the 2006 period was $586,248 compared to a loss of $264,804 for the 2005 period. Gross margin for the 2006 period included the $325,000 of revenue from Con Edison that had no associated costs. Upon successful completion of the feasibility trial, first initiated in 2002, the $325,000 advance owing from the Company to Con Edison  is not  required to be repaid and thus was included in revenue.  The gross margin (loss) on hardware sales amounted to $218,131 and $(317,413) for the 2006 period and 2005 period, respectively.  Gross margins were either low or negative reflecting early stage low volume pricing as well as inventory markdowns during the 2005 period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenses incurred primarily in designing, developing and field testing our BPL Solutions. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties cash expenditures. Research and development expenses were approximately $3.5 million and $2.65 million for the 2006 period and the 2005 period, respectively. The increase in research and development expenses in 2006 compared to 2005 is primarily attributable to an increase in the product design and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include insurance, professional fees for legal, accounting and other services. General and administrative expenses for the 2006 period were $3.45 compared to approximately $3.57 million for the 2005 period. We expect that our general and administrative expenses will increase over the next twelve months as we increase our efforts to market and commercialize our BPL Solutions.

OTHER OPERATING EXPENSES. A portion of our operating expenses is attributable to non-cash charges associated with the compensation of employees and consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the 2006 period, we incurred non-cash stock based compensation expense of $140,166 compared to $39,477 for the 2005 period.

NON-CASH EXPENSES. For the 2006 period and 2005 period, we incurred non-cash expenses of $5,753,977 and $4,701,549, respectively. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our Senior Secured 8% Convertible Debentures, which were issued in May 2006, our 6% Convertible Debentures, which were issued in December 2004, and deferred financing costs on certain bridge loan financing that was completed during the first quarter of 2006.  These costs are amortized to the date of maturity of the debt unless converted earlier.  As result of conversions during the 2005 period of our convertible debentures that were issued in December 2004, a significant portion of these expenses was charged off at that time.

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

STOCK-BASED COMPENSATION. Effective January 1, 2006, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2006, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled approximately $1.8 million on March 28, 2007, $2,385,668 at December 31, 2006 and $393,513 at December 31, 2005.

Net cash used in operating activities during the year ended December 31, 2006 was approximately $6.4  million and is primarily attributable to ongoing research and development and general and administrative expenses.

From inception through December 31, 2006, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

On January and April 2006, we entered into secured bridge loan agreements with an institutional investor pursuant to which we borrowed $2,000,000 from such investor. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of approximately $1,780,000. An amount equal to 108% of the principal amount of the loans was due and payable on the earlier of June 24, 2006 or the date we effected a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. The bridge lender participated in the May 2006 convertible debenture transaction and, accordingly, $1,500,000 in principal amount of such bridge loans (out of a total of $2 million) was offset against the bridge lender’s purchase price of the convertible debentures. In May 2006, the remainder of the loan was repaid in its entirety from the proceeds of the 2006 Convertible Debentures.

In May 2006, we raised $10 million from the private placement to certain accredited institutional and individual investors of our 8% Senior Secured Convertible Debentures (“2006 Convertible Debentures”). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.25, in each case the exercise prices subject to adjustment upon certain specified conditions. We received net proceeds of approximately $6.85 million after payment of offering related fees and expenses and outstanding short-term loans. Commencing on the first business day in September 2006 and on the first business day on each month thereafter, we are required to prepay 4.77% of the principal amount of the 2006 Convertible Debentures originally issued, but not more than the then outstanding principal amount, together with all accrued interest due and payable up to such repayment date. At our option the amount may be paid either (i) in shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date, but only if at the time of payment a registration statement (the “Registration Statement”) covering the resale of the Common Stock underlying the 2006 Convertible Debentures and the warrants is then effective or (ii) in cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement was declared effective on June 20, 2006

We will require additional funds to meet out liquidity and operating needs to satisfy our long-term business plan. The initial commercial build out of our BPL Solutions on Duke’s electrical distribution grid, as well as any potential upgrading of such build-out or any additional build-out, will require additional capital resources. Management is aggressively seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors. At the present time we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any financing can be expected to result in significant dilution.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

A brief description of the provisions of this Statement

b.

The date that adoption is required

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements does not expect this pronouncement to have a material effect on the financial position or results of operations of the Com

ITEM  7.  FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 13 EXHIBITS

3.1   Certificate of Incorporation of the Company, as amended. Filed herewith
3.2   Bylaws of the Company, as amended. (1)
4.1   Specimen Stock Certificate. (1)
4.2   Form of Three Year Warrant issued the Company to the Holders of the 6% Convertible Debentures in October and November 2003.(4)
4.3   Form of 6% Three Year Convertible Debenture issued by the Company on December 23, 2004. (5)
4.4   Form of Common Stock Purchase Warrant issued by the Company to certain investors on December 23, 2004. (5)
4.6   Common Stock Purchase Warrant issued by the Company on January 25, 2006. (8)
4.7   Form of Common Stock Purchase Warrant issued by the Company on May 26, 2006.(9)*
4.8   Form of 8% Senior Secured Convertible Debenture issued by the Company on May 26, 2006. (9)*
10.1  Ambient Corporation 2000 Equity Incentive Plan. (3)+
10.2 Stock Purchase Agreement dated as of September 30, 2002 between the Company and Consolidated Edison, Inc. (2)
10.3 Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (3)
10.4 Amended and Restated Employment Agreement effective as of May 22, 2004 between the Company and John Joyce. (6) +
10.5 Amended and Restated Employment Agreement effective as of August 11, 2004 between the Company and Ramdas Rao. (6) +
10.6 Form of Securities Purchase Agreement dated as of December 23, 2004 among the Company and certain investors. (5)
10.7 Form of Registration Rights Agreement dated as of December 23, 2004 among the Company and certain investors. (5)
10.8 Securities Purchase Agreement dated as of May 26, 2006 among the Company and certain investors. (9)*
10.9 Registration Rights Agreement dated as of May 26, 2006 among the Company and certain investors. (9)*
10.10 Security Interest Agreement dated as of May 26, 2006 among the Company and certain investors. (9)*
10.11 Placement Agency Agreement dated as of May 26, 2006 between the Company and Pond Equities, Inc. (9) *
14    Code of Conduct and Ethics. (7)

21   Subsidiaries
23.1  Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.*

31     RULE 13a-14(a) / 15d-14(a) CERTIFICATION

32     SECTION 1350 CERTIFICATION

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

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

(9) File as an exhibit to the Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-134872) and incorporated herein by reference.

+ Management Agreement

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.

DATE:	March 28, 2007

/S/ JOHN J. JOYCE
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JOHN JOYCE	CHIEF EXECUTIVE OFFICER,	March 28, 2007
JOHN JOYCE	DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/S/ MICHAEL WIDLAND	DIRECTOR	March 28, 2007
MICHAEL WIDLAND

/S/ D. HOWARD PIERCE	DIRECTOR	March 28, 2007
D. HOWARD PIERCE

/S/ MICHAEL THOMAS HIGGINS	DIRECTOR	March 28, 2007
MICHAEL THOMAS HIGGINS

AMBIENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

 REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) through December 31, 2006.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated statements of operations, changes in stockholders’ equity and cash flows of the Company for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 28, 2007

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,385,668	$393,513
Accounts receivable	912,329	5,894
Inventory	229,718	629,035
Prepaid expenses and other current assets	139,933	169,534

Total current assets	3,667,648	1,197,976

Property and equipment, net	712,349	695,992
Deferred financing costs, net	891,004	-
Prepaid licensing fees	158,402	237,606

Total assets	$5,429,403	$2,131,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,102,346	$914,143
Accrued expenses and other current liabilities	368,599	212,711
Convertible debentures, current portion (net of discount of $4,670,399)	898,351	-
Advance from stockholder	-	325,000

Total current liabilities	2,369,296	1,451,854

NON-CURRENT LIABILITIES
Convertible debentures, less current portion (net of discount of $1,790,892 and $758,263)	265,308	391,737

Total liabilities	2,634,604	1,843,591

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
500,000,000 shares authorized; 199,809,244 and 165,153,882
issued; 198,809,244 and 164,153,882 outstanding, respectively	199,809	165,154
Additional paid-in capital	101,740,382	86,562,899
Deficit accumulated during the development stage	(98,945,392)	(86,206,000)
Less: deferred compensation	-	(34,070)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity	2,794,799	287,983

Total liabilities and stockholders' equity	$5,429,403	$2,131,574

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative
	Year		From Inception
	Ended		to
	December 31,		December 31,
	2006	2005	2006

Revenues (including $325,000,$- 0 and $325,000 from a related party)	$2,337,136	$236,903	$2,697,039

Less cost of goods sold (includes an inventory markdown of $45,778, 297,592 and $343,370)	1,750,888	501,707	2,252,595

Gross margin	586,248	(264,804)	444,444

Expenses
Research and Development (1)	3,504,685	2,647,828	15,647,179
Less - Participation by the Office of the Chief Scientist of the State of Israel	-	-	558,195
	3,504,685	2,647,828	15,088,984
Operating, general and administrative expenses (1)	3,444,376	3,573,622	23,726,175
Stock based compensation – net	140,166	39,477	17,705,280

Total expenses	7,089,227	6,260,927	56,520,439

Operating loss	(6,502,979)	(6,525,731)	(56,075,995)

Interest expense	(596,306)	(102,833)	(1,435,672)
Amortization of beneficial conversion feature of convertible debt	(2,193,967)	(2,317,912)	(8,627,365)
Amortization of deferred financing costs	(3,560,010)	(2,383,637)	(16,874,139)
Interest income	113,870	103,558	596,512
Legal settlement	-	-	(1,512,500)
Noncash financing expense	-	-	(1,600,000)
Write-off of convertible note receivable	-	-	(490,000)
Company's share in net losses of affiliate	-	-	(1,352,207)

Loss before minority interest and extraordinary item	(12,739,392)	(11,226,555)	(87,371,366)

Minority interest in subsidiary loss	-	-	25,000

Loss before extraordinary item	(12,739,392)	(11,226,555)	(87,346,366)

Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)

Net loss	(12,739,392)	(11,226,555)	(97,124,533)

Deemed dividends on convertible preferred stock	-	-	(1,820,859)

Net loss attributable to common stockholders	$(12,739,392)	$(11,226,555)	$(98,945,392)

Basic and diluted loss per share	$(.07)	$(.07)

Weighted average number of shares outstanding	174,724,471	161,200,562

(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192
Operating, general and administrative, net	140,166	39,477	16,251,088

	$140,166	$39,477	$17,705,280

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
									Accumulated
	Convertible				Additional	Note			During
	Preferred Stock		Common Stock		Paid-in	Receivable	Deferred	Treasury	Development
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Stock	Stage	Total

Common stock issued to founders for nominal consideration			$2,028,833	$2,029	$	$	$	$		$2,029
Common stock issued to employees for services			200,333	200						200
Net loss									(693,995)	(693,995)

Balance - December 31, 1996	-	-	2,229,166	2,229	-	-	-	-	(693,995)	(691,766)

Common stock issued to employees for services			104,167	104	386,668		(386,668)			104
Common stock issued in connection with private placement of notes			80,000	80	319,920					320,000
Common stock issued to advisor for services			6,000	6	23,994					24,000
Amortization of deferred stock - based compensation							145,556			145,556
Net loss									(1,432,815)	(1,432,815)

Balance - December 31, 1997	-	-	2,419,333	2,419	730,582	-	(241,112)	-	(2,126,810)	(1,634,921)

Common stock issued pursuant to consulting agreement			75,000	75	654,925		(655,000)			-
Initial public offering in February 1998			525,000	525	3,432,502					3,433,027
Common stock issued in connection with short-term debt financing			20,000	20	99,980					100,000
Additional common stock pursuant to founders
agreement for nominal consideration			35,000	35						35
Warrants issued pursuant to private placement of units					21,600					21,600
Options granted pursuant to consulting agreement					1,600		(1,600)			-
Amortization of deferred stock - based compensation							658,029			658,029
Net loss									(2,820,314)	(2,820,314)

Balance - December 31, 1998	-	-	3,074,333	3,074	4,941,189	-	(239,683)	-	(4,947,124)	(242,544)

Common stock issued pursuant to consulting agreement			56,500	57	90,146		(90,188)			15
Warrants issued pursuant to consulting agreement					10,260					10,260
Amortization of deferred stock - based compensation							325,808			325,808
Net loss									(1,131,404)	(1,131,404)

Balance - December 31, 1999	-	-	3,130,833	3,131	5,041,595	-	(4,063)	-	(6,078,528)	(1,037,865)

					75,328					75,328
Common stock issued in respect of extinguishment of debt			3,490,000	3,490	10,466,510					10,470,000
Common stock issued pursuant to consulting agreements			2,761,000	2,761	11,186,318		(11,189,079)			-
Warrants issued pursuant to consulting agreements					1,500,000		(1,500,000)			-
Warrants issued to convertible debenture holders					1,144,805					1,144,805
Common stock issued for services			67,250	67	130,196					130,263
Common stock issued pursuant to settlement agreement			250,000	250	1,312,250					1,312,500
Common stock issued in private placement, net of offering costs			1,000,000	1,000	1,799,000					1,800,000
Preferred stock issued in private placement, net of offering costs	1,125,000	1,125			1,819,734					1,820,859
Warrants issued to convertible debenture holders					3,447,147					3,447,147
Warrants issued in connection with private placement					410,495					410,495
Common stock and options issued pursuant to severance agreement			200,000	200	1,756,042		(1,756,242)			-

Common stock issued upon conversion of debentures			8,711,711	8,712	9,286,225					9,294,937
Common stock issued upon conversion of preferred stock	(1,125,000)	(1,125)	1,125,000	1,125						-
Stock options issued to employees					4,059,080		(4,059,080)			-
Stock options issued to consultants					1,999,329		(1,999,329)			-
Stock options and warrants exercised			640,000	640						640
Beneficial conversion feature of debentures issued					3,878,260					3,878,260
Deemed dividend on convertible preferred stock					1,820,859					1,820,859
Amortization of deferred stock - based compensation							16,067,085			16,067,085
Net loss									(42,640,886)	(42,640,886)

Balance - December 31, 2000	-	-	21,375,794	21,376	61,133,173	-	(4,440,708)	-	(48,719,414)	7,994,427

Common stock issued in private placement, net of offering costs			1,649,090	1,649	1,441,684					1,443,333
Common stock issued for purchase of minority interest			400,000	400	862,000		(862,400)			-
Common stock issued pursuant to consulting agreement			852,500	853	1,302,036		(1,302,888)			-
Common stock issued as finders fee			250,000	250	(250)					-
Warrants issued pursuant to consulting agreement					120,643		(120,643)			-
Common stock issued for services			650,000	650	109,850		(110,500)			-
Common stock issued for note receivable			1,000,000	1,000	199,000	(200,000)				-
Re-measurement of deferred compensation					(5,235,512)		3,526,232			(1,709,280)
Cancellation of options and warrants					(614,941)		614,941			-
Amortization of deferred stock - based compensation							2,122,931			2,122,931
Net loss									(10,029,583)	(10,029,583)

Balance - December 31, 2001	-	-	26,177,384	26,178	59,317,682	(200,000)	(573,035)	-	(58,748,997)	(178,172)

Common stock and warrants issued for rent reduction			562,500	563	44,438					45,000
Common stock and warrants issued in private placement			400,000	400	68,918					69,318
Common stock and warrants issued as repayment of loans			1,500,000	1,500	98,500					100,000
Common stock issued as payment accrued salaries			4,104,000	4,104	201,096					205,200
Common stock and warrants issued upon conversion of debt			2,599,500	2,600	336,841					339,440
Common stock issued for cash			27,250,000	27,250	1,122,750					1,150,000
Exercise of warrants			1,125,000	1,125	10,125					11,250
Stock options and warrants issued					296,955		(296,955)			-
Amortization of deferred stock - based compensation							817,751			817,751
Net loss									(3,480,373)	(3,480,373)

Balance - December 31, 2002	-	$-	$63,718,384	$63,719	$61,497,304	$(200,000)	$(52,239)	$-	(62,229,370)	$(920,586)

Common stock issued for cash			13,039,062	13,039	892,273					905,312
Common stock issued upon conversion of debt			100,000	100	9,900					10,000
Common stock and warrants issued for rent reduction			532,888	533	42,098					42,631
Warrants issued as reduction in accounts payable					120,000					120,000
Issuance of warrants in connection with convertible debentures					4,315,693					4,315,693
Common stock issued upon conversion of debentures			18,918,192	18,918	2,251,265					2,270,183
Cashless exercise of warrants			883,721	884	(884)					-
Stock options and warrants issued					83,639		(83,639)			-
Exercise of stock options			30,000	30	270					300
Amortization of deferred stock - based compensation							135,878			135,878
Beneficial conversion feature of debentures issued					217,416					217,416
Cancelation of note receivable						200,000		(200,000)		-
Net loss									(5,235,962)	(5,235,962)

Balance - December 31, 2003	-	-	97,222,247	97,222	69,428,974	-	-	(200,000)	(67,465,332)	1,860,865

Common stock issued for amounts payable			964,286	964	134,036					135,000
Warrants issued as reduction in accounts payable					15,000					15,000
Common stock and warrants issued for cash			2,083,333	2,083	247,917					250,000
Issuance of warrants in connection with convertible debentures					2,443,411					2,443,411
Common stock issued upon conversion of debentures and interest			22,357,778	22,358	2,381,942					2,404,300
Common stock issued upon exercise of warrants			23,366,372	23,366	4,390,391					4,413,757
Beneficial conversion feature of debentures issued					2,711,554					2,711,554
Stock options issued					161,131		(161,131)			-
Exercise of stock options			645,750	646	117,304					117,950
Amortization of deferred stock - based compensation							80,464			80,464
Net loss									(7,514,113)	(7,514,113)

Balance - December 31, 2004	-	$-	146,639,766	$146,640	$82,031,660	$-	$(80,667)	$(200,000)	$(74,979,445)	$6,918,188

Common stock issued upon conversion of debentures			17,400,000	17,400	4,332,600					4,350,000
Common stock issued upon exercise of warrants			296,875	297	35,328					35,625
Common stock issued in lieu of interest			315,991	316	78,682					78,998
Exercise of stock options			501,250	501	91,749					92,250
Stock options issued (forfeited)					(7,120)					(7,120)
Amortization of deferred stock - based compensation							46,597			46,597
Net loss									(11,226,555)	(11,226,555)

Balance - December 31, 2005	-	$-	165,153,882	$165,154	$86,562,899	$-	$(34,070)	$(200,000)	$(86,206,000)	$287,983

Common stock issued upon conversion of debentures			29,747,013	29,747	3,495,366					3,525,113
Common stock issued in lieu of interest			4,484,450	4,484	370,716					375,200
Issuance of warrants in connection with loan					733,097					733,097
Issuance of warrants in connection with convertible debentures					5,250,830					5,250,830
Beneficial conversion feature of debentures issued					5,137,122					5,137,122
Exercise of stock options			423,899	424	84,256					84,680
Share-based compensation expense					106,096		34,070			140,166
Net loss									(12,739,392)	(12,739,392)
Balance - December 31, 2006	-	$-	199,809,244	$199,809	$101,740,382	$-	$-	$(200,000)	$(98,945,392)	$2,794,799

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative
	Year		From Inception
	Ended		to
	December 31,		December 31,
	2006	2005	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,739,392)	$(11,226,555)	$(98,945,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343,275	246,730	1,146,889
Amortization of note discount	3,560,010	2,383,637	16,229,268
Amortization of beneficial conversion feature of convertible debt	2,193,967	2,317,912	8,627,365
Accretion of interest on notes payable	144,333	-	144,333
Write-off of stockholder advance to revenue	(325,000)		(325,000)
Financing, consulting and other expenses paid by the
issuance of common stock and warrants	515,368	118,475	31,551,479
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Loss on sale of fixed assets	-	-	20,135
Deemed dividends on convertible preferred stock	-	-	1,820,859
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Changes in operating assets and liabilities
Accounts receivables	(906,435)	6,593	(891,804)
Inventory	399,317	(274,538)	(229,718)
Prepaid expenses and other current assets	29,601	29,105	(71,228)
Prepaid licensing fees	79,204	79,202	(23,402)
Accounts payable	188,204	259,921	1,378,641
Accrued expenses and other current liabilities	155,888	(30,041)	519,255

Net cash used in operating activities	(6,361,660)	(6,089,559)	(35,400,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(359,632)	(599,315)	(2,056,673)
Proceeds from disposal of fixed assets	-	-	42,100
Loans to officers	-	-	(2,137,677)
Repayment of loans to officer	-	-	1,431,226

Net cash used in investing activities	(359,632)	(599,315)	(4,331,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	84,680	127,875	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	2,000,000	-	3,360,000
Finance costs relating to issuance of notes payable	(212,500)	-	(212,500)
Proceeds from issuance of convertible debentures	10,000,000	-	28,455,133
Finance costs relating to issuance of convertible debentures	(1,014,400)	-	(1,014,400)
Repayment of notes payable	(2,144,333)	-	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)

Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Decrease in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)

Net cash provided by financing activities	8,713,447	127,875	42,117,135

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,992,155	(6,560,999)	2,385,668

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	393,513	6,954,512	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,385,668	$393,513	$2,385,668

Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$3,525,113	$4,350,000
Issuance of common stock in lieu of interest	$375,200	$78,998
Warrants related to issuance of convertible debentures	$881,222	$-
Warrants related to issuance of notes payable	$733,097	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$171,430	$31,670

See Notes to Consolidated Financial Statements.

NOTE 1 - DESCRIPTION OF BUSINESS

Ambient Corporation (the “Company”) is engaged in the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed IP based services.

Our goal is to become a leading designer, developer and systems integrator of turn-key BPL networks, taking responsibility for network design, hardware delivery, installation support, operator training and network management. We have strategic relationships with leading suppliers of critical BPL components and with our utility customers. We have played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations. We are currently conducting several field trials, pilot demonstrations, and pilot commercial roll outs with major electric utilities that serve in the aggregate over 15 million electric customers, developing, demonstrating, and delivering Smart Grid utility applications and residential and multi-dwelling unit consumer broadband Internet access. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of BPL network deployments.

The Company was incorporated under the laws of the State of Delaware in June 1996.  To date, the Company has funded operations primarily through the sale of its securities. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the continued development and upgrade, marketing, and deployment of its products, technology, and services.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of December 31, 2006, the Company had a cash balance of $2,385,668 and incurred a net loss applicable to common stockholders of approximately $12.74 million for the year ended December 31, 2006. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the generation of additional revenues or management's ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The Company funded its operating cash flow deficit during fiscal year 2006 from the proceeds of its private placement of convertible debentures that were placed in May 2006.  Such net proceeds totaled $8.986 million. The Company also generated revenues of approximately $2.3 million during fiscal 2006, most of which were generated during the fourth quarter of 2006 from one commercial deployment.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ambient Ltd. and Insulated Connections Corporation Limited. These subsidiaries have been inactive since 2001 and Ambient Ltd. was dissolved on July 8, 2006. All inter-company balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)”) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect on the Company's financial position or results of operations as a result of the adoption of SFAS 123 (R).  See Note 11.

NET LOSS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive.

	2006	2005

Stock options	22,633,250	22,148,250
Warrants	113,548,332	36,733,505
Convertible debentures	49,952,600	4,600,000

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectibility of the balances.  At December 31, 2006 and 2005, management believed that no allowance was necessary.

At December 31, 2006, one customer accounted for approximately 95% of accounts receivable.  See Note 12.

INVENTORY

Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company was still in development stage for all of 2006, fixed manufacturing costs during this period have produced negative gross profits at certain times during the year. As such, inventories are reviewed for lower of cost or market valuation.

RESEARCH AND DEVELOPMENT AND PATENT COSTS

Both research and development costs and patent costs are charged to operations as incurred.

DEFERRED FINANCE COSTS

Deferred finance costs consist of costs incurred by the Company relating to the issuance of convertible debentures in 2006 (see Note 9).  Deferred finance costs are being amortized to the date of maturity of the debentures unless converted earlier.  Amortization of deferred finance costs amounted to $511,348 for the year ended December 31, 2006.

INCOME TAXES

The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

CONCENTRATIONS

Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  At December 31, 2006 and 2005, amounts in excess of insurance amounted to approximately $1,894,000 and $201,000, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Statement No. 155, "Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

In September 2006, FASB issued SFAS 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

A brief description of the provisions of the Statement.

b.

The date that adoption is required.

c.

The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

NOTE 4 - INVENTORY

Inventory consists of the following:

	December 31,
	2006	2005

Raw material	$206,791	$270,833
Finished goods	22,927	358,202
	$229,718	$629,035

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
Computers	$317,794	$272,326
Software	350,688	214,246
Machinery and equipment	769,235	594,606
Furniture and office equipment	155,125	152,032
	1,592,842	1,233,210
Less - accumulated depreciation	880,493	537,218
	$712,349	$695,992

Depreciation expense was $343,275 and $246,730 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - PREPAID LICENSING FEES

Effective January 31, 2004, the Company entered into a five-year licensing agreement with Design of Systems on Silicon ("DS2"), a supplier of components of the Company's power line communications technology, pursuant to which DS2 has granted Ambient a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee is being amortized over the five year term on a straight-line basis. Amortization was $79,200 per year for the years ended December 31, 2006 and 2005. Annual amortization expense is estimated to be $79,200 in each of the years ended December 31, 2007 and 2008.

NOTE 7 - OTHER CURRENT LIABILITIES

	December 31,
	2006	2005

Accrued payroll and payroll taxes	$143,078	$88,793

Accrued professional fees	160,671	85,831

Accrued liabilities	15,285	38,087

Accrued interest	49,565	-

	$368,599	$212,711

NOTE 8 - BRIDGE LOAN

In January and April 2006, the Company entered into a Bridge Loan Agreement with an institutional investor pursuant to which the investor loaned the Company $2,000,000. The Company received net proceeds of $1,787,500, after payment of offering related fees and expenses. Pursuant to the Bridge Loan Agreement, the Company issued to the investor a secured promissory note in the principal amount of $2,144,333 which reflected a 7.2% premium on the principle amount of the loan. The loan was repaid in May 2006 from the proceeds of the 2006 Debentures referred to below in Note 9 (Convertible Debentures).

For the year ended December 31, 2006, interest expense on the bridge loans amounted to $144,334.

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

For financial reporting purposes, the Company recorded a discount of $733,097 to reflect the value of the warrants and amortized this amount through the date of repayment.  For the year ended December 31, 2006, amortization, including amortization of finance costs, amounted to $945,595.

NOTE 9 - CONVERTIBLE DEBENTURES

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

In January 2006, 2004 Debentures in the aggregate principle amount of $820,000 were converted into 3,280,000 shares of Common Stock. As of December 31, 2006 and 2005, principal of $330,000 and $1,150,000 of the 2004 Debentures remained outstanding, respectively.

For the years ended December 31, 2006 and 2005, interest expense on the 2004 Debentures amounted to $21,902 and $102,650, respectively.

For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. Accordingly, all of the net proceeds from this financing have been credited to stockholders' equity. The discounts are being amortized to the date of maturity unless converted earlier.   Amortization totaled $650,678 and $4,701,549 for the years ended December 31, 2006 and 2005, respectively.

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

At the option of the holder, the 2006 Debentures are convertible into shares of Common Stock at a conversion rate of $0.15 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger).  Commencing on the first business day in September 2006 and on the first business day of each month thereafter, the Company is required to repay 4.77% of the aggregate principal amount of the Convertible Debentures that was originally issued together with all accrued interest due and payable up to such repayment date. At the option of the Company, the amount may be paid either in (i) shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then an effective registration statement covering the resale of the Common Stock underlying the 2006 Debentures and the accompanying warrants (the "Registration Statement") or (ii) cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement was filed on June 8, 2006 and declared effective on June 20, 2006. It will be assumed that the Company is electing to make such payment in shares unless the Company gives written notice of its intention to make payment in cash. If the closing sale price of the Company’s Common Stock as quoted on the Over-The-Counter Bulletin Board is more than $0.60 (which amount may be adjusted for certain capital events, such as stock split or merger) on each of fifteen consecutive trading days, then, under certain conditions, the Company is entitled to require the holders of the 2006 Debentures to convert all or a part of the outstanding principal amount of the 2006 Debentures.

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

In connection with the placement of the Debentures, the Company paid to a registered broker dealer that acted as placement agent a cash fee of $935,000, agreed to pay 10% of the proceeds realized in the future from exercise of warrants issued to the 2006 Debentures investors, and issued warrants  consisting of (x) warrants to purchase an aggregate of 6,666,667 shares of Common Stock having an initial exercise price equal to $0.15, (y) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.20, and (z) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.25. Except as specifically noted, these warrants otherwise are on substantially the same terms and conditions as the investor warrants.

For financial reporting purposes, the Company recorded a discount of $4,862,878 to reflect the value of the warrants and in accordance with EITF No. 00-27, and an additional discount on the 2006 Debentures of $5,137,122 to reflect the beneficial conversion feature of the 2006 Debentures.

Accordingly, all of the net proceeds from this financing have been credited to the stockholders’ equity.  The discounts are being amortized to the date of maturity unless converted earlier. Amortization totaled $3,646,356 for the year ended December 31, 2006.

From June 1, 2006 through December 31, 2006, principal in the amount of $2,705,110 of the 2006 Debentures was converted into approximately 26.5 million shares of Common Stock. As of December 31, 2006, principal of $7,294,890 of the 2006 Debentures remained outstanding.

In January through March 2007, principal in the amount of $1,316,520 of the 2006 Debentures was converted into approximately 20.1 million shares of Common Stock.

For the year ended December 31, 2006, interest on the 2006 Debentures amounted to approximately $428,925 of which $375,203 was converted into 4.5 million shares of Common Stock. In January through March 2007, interest totaling approximately $135,532 was converted into approximately 2.063 million shares of common stock.

The aggregate maturities of long-term debt for the next two years ending December 31 are as follows:  2007 - $5,568,690 and 2008 - $2,056,200.

NOTE 10 - INCOME TAXES

At December 31, 2006, the Company had available $55 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2026. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. As such, approximately $32 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

	December 31,
	2006	2005

Net operating loss carry forwards	$9,490,849	$6,980,518
Stock based compensation	155,095	148,590
Other	381,093	438,414
Total deferred tax assets	10,027,037	7,567,523
Valuation allowance	(10,027,037)	(7,567,523)
Net deferred tax assets	$-	$-

The increase in the valuation allowance was primarily due to the increase in the net operating loss of the Company.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK

On May 4, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 300 million shares to 500 million shares.

STOCK OPTION PLANS

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5 million shares of Common Stock were originally reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased from 5,000,000 to 15,000,000, and in June 2005 the 2000 Incentive Plan was further amended to increase the total number of shares available for grant to 25,000,000.

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of up to 2,000,000 shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant. In June 2005, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was increased from 2,000,000 to 4,000,000, and in May 2006 the shares reserved under the plan were further increased to 6,000,000 shares.

OTHER OPTION GRANTS

In addition to the options granted under the stock option plans discussed above (the "Plans”), the Company has issued options outside of the plans, pursuant to various employment, consulting and separation agreements.

Option activity for 2006 and 2005 is summarized as follows:

				Weighted
				Average
	Options			Exercise
	Plan	Nonplan	Total	Price

Options outstanding, January 1, 2005	14,627,000	4,690,000	19,317,000	0.46
Granted	3,400,000	1,600,000	5,000,000	0.32
Exercised	(501,250)	-	(501,250)	0.18
Forfeited	(976,250)	(691,250)	(1,667,500)	0.35

Options outstanding, December 31, 2006	16,549,500	5,598,750	22,148,250	0.33
Granted	4,900,000	350,000	5,250,000	0.12
Exercised	(423,400)	-	(423,400)	0.36
Forfeited	(1,792,850)	(2,548,750)	(4,341,600)	0.75

	19,233,250	3,400,000	22,633,250	$ 0.34

Shares of Common Stock available for
Future grant under the plans	10,485,850

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$0.10 - $0.12	495,000	4.61	0.10	495,000	0.10
$0.20 - $0.30	13,318,750	6.92	0.23	8,868,750	0.24
$0.35 - $0.50	8,490,000	5.22	0.46	8,490,000	0.46
$0.75	5,000	0.04	0.75	5,000	0.75
$2.00 - $2.50	324,500	3.94	2.37	324,500	2.37

$0.10 - $2.50	22,633,250	6.18	$ 0.34	18,183,250	$ 0.38

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Risk free interest rate	4.83%	4.14%
Expected life	4.23	7.3
Expected volatility	123%	157%
Dividend yield	-	-

Weighted-average grant date fair value per share	$0.12	$0.32

Prior to the effective date, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation.” Pursuant to these accounting standards, the Company recorded deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation was amortized to compensation expense over the vesting period of the underlying options. No compensation expense was recorded for fixed stock options that were granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

 The following table illustrates the effect on net loss and earnings per share for the year ended December 31, 2005 if the fair value based method had been applied to all awards:

Year ended
December 31,
2005
Net loss, as reported
Add: Stock based compensation expense, as reported, net	$(11,226,555)
-

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net	(2,344,746)
Pro forma net loss	$(13,571,301)

Basic and diluted loss per share, as reported	$(0.07)
Basic and diluted loss per share, pro forma	$(0.08)

On December 29, 2005, the Board of Directors approved the repricing to $0.20 per share each outstanding stock option with an exercise price of greater than $0.20 per share that was previously granted under the Company's 2000 Equity Incentive Plan or 2002 Non-Employee Directors Stock Option Plan and certain non-plan options then held by current non-employee directors and all current employees other than the Company's Chief Executive Officer. As a result of the repricing, options to purchase 10,829,500 shares of the Company's common stock par value $0.001 per share (the "Common Stock") with existing exercise prices ranging from $0.30 to $2.50 and a weighted average exercise price of $0.46 were repriced to $0.20 per share.

The Board of Directors also accelerated the vesting of all outstanding stock options previously awarded to and  then held by non-employee directors and all current employees other than the Company's Chief Executive Officer. As a result of the acceleration, options to acquire 10,043,750 shares of the Company's common stock became exercisable in full on December 31, 2005.

The repricing and acceleration and of the options had no effect on the Company's financial position. The accelerated amortization expense and incremental value recognized due to the changes are included in the disclosure above.

WARRANTS

A summary of the warrants outstanding at December 31, 2006 is as follows:

	Exercise	Expiration
Warrants	Price	Date

250,000	$0.12	2007
10,666,667	$0.15	2011
100,000	$0.17	2007
36,766,666	$0.20	2009
41,199,999	$0.25	2007-2011
40,000	$0.30	2007
24,200,000	$0.50	2007
125,000	$1.00	2007
100,000	$1.25	2007
50,000	$1.50	2007
25,000	$2.00	2007
25,000	$2.50	2007

113,548,332

NOTE 12 - SALES AND MAJOR CUSTOMERS

Revenues for the year ended December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005

Hardware	$1,930,314	$145,150
Software and services	406,822	91,753

	$2,337,136	$236,903

Four customers accounted for 100% of the hardware revenue in 2006 of which one customer accounted for 83%.  Three customers accounted for 100% of the hardware revenue in 2005, of which a different customer accounted for 56%.   During the 2006 period, software and service revenues include $325,000 from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company  (see Note 13).

NOTE 13 - RESEARCH AND DEVELOPMENT AGREEMENT

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

The $325,000 advance was recorded as revenue by Ambient during the first quarter 2006.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

On August 11, 2004, the Company entered into an amended and restated employment agreement with its Chief Technical Officer. The agreement is for an initial term of two years and provides for an annual base salary of $171,000, subject to review. After expiration of the initial term, the agreement provides for the renewal of the agreement for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

OPERATING LEASES

The Company does not own any real property. The Company's corporate office in Newton, Massachusetts comprised of approximately 14,477 square feet is leased at a monthly rental of $15,395 with a scheduled expiration date of February 28, 2008. The Company has improved this facility to meet its design and development activities. The Company believes that this facility is sufficient to meet its current requirements and that it would be able to renew its present lease or obtain suitable replacement facilities.

In addition, the Company also rents office space in Briarcliff, New York at a monthly rental of $800 through July 5 2007 and $900 a month through July 5, 2008. The Company uses this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

Rent expense for 2006 and 2005 was $194,336 and $190,127, respectively. Future minimum rentals on this lease as of December 31, 2006 are as follows:

Year ended December 31,
2007	$194,840
2008	37,090
Total	$231,930

NOTE 15 - COMMERCIAL PILOTS

After successful completion of a proof of concept phase in January 2006, the Company entered into a pilot demonstration agreement with Duke Energy, a leading progressive investor-owned utility with 3.8 million electric customers in North Carolina, South Carolina, Ohio, Indiana and Kentucky to build a BPL network servicing over 500 homes. The pilot network generated approximately $508,000 in revenue from the sale of BPL equipment and services. Based upon the success of the pilot program, in September 2006, Ambient and Duke Energy entered into an Expanded Deployment Agreement. This commercial scale BPL network is providing BPL connectivity to approximately 6,000 homes in the Charlotte, NC area. In addition to utilizing Ambient’s next generation FCC-certified X2 BPL Access Node (some with integrated 802.11a/b/g Wi-Fi wireless access), Ambient-designed next-generation overhead and underground couplers and BPL modems, the Company is providing engineering and technical support to design, support, deploy and manage the network. In connection with this pilot, the Company received a purchase order (the "Purchase Order") for BPL equipment to be used in the Phase I Build Out in the aggregate purchase amount of approximately $3.5 million. As of December 31, 2006, the Company shipped approximately $1.4 million of the purchase order. During the first quarter through March 31, 2007 an additional $1.8 million.