Form 10QSB
period 2007-03-31
AMBIENT CORP /NY
filed 2007-05-15
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

[ X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2007; or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

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

As of May 15, 2007, there were 241,690,390 shares of the issuer's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

INDEX PAGE

Page

Forward Looking Statements

PART I -- OTHER INFORMATION

Item 1 - Financial Statements*
Consolidated Balance Sheets March 31, 2007 (Unaudited) and December 31, 2006 (Audited)	1
Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 Unaudited	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 Unaudited	3
Notes to Unaudited Consolidated Financial Statements	5

Item 2 - Management's Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	15

PART II -- OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds	16

Item 6 - Exhibits	16

SIGNATURES	17

* The Balance Sheet at December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, the company’s inability to continue operations; the Company’s inability to obtain necessary financing; the effect of a going concern statement by the company’s auditors; changes in: economic conditions generally and the broadband over power lines (“BPL”) market specifically, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,570,059	$2,385,668
Accounts receivable	498,086	912,329
Inventory	332,271	229,718
Prepaid expenses and other current assets	118,346	139,933
Total current assets	2,518,762	3,667,648
Property and equipment, net	699,932	712,349
Deferred financing costs, net	733,025	891,004
Prepaid licensing fees	138,604	158,402
Total assets	$4,090,323	$5,429,403
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$993,174	$1,102,346
Accrued expenses and other current liabilities	457,715	368,599
Convertible debentures, current portion (net of discount of $4,628,487 and $4,670,399)	885,008	898,351
Total current liabilities	2,335,897	2,369,296
NON-CURRENT LIABILITIES
Convertible debentures, less current portion (net of discount of $697,427 and $1,790,892)	97,448	265,308
Total liabilities	2,433,345	2,634,604
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value 5,000,000 authorized, none issued and outstanding
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized; 221,966,405 and 199,809,244
issued; 220,966,405 and 198,809,244 outstanding, respectively	221,966	199,809
Additional paid-in capital	103,238,440	101,740,382
Deficit accumulated during the development stage	(101,603,429)	(98,945,392)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity	1,656,978	2,794,799
Total liabilities and stockholders' equity	$4,090,323	$5,429,403

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative
	Three Months		From Inception
	Ended		to
	March 31,		March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues (including $-0- , $325,000 and $325,000 from a related party)	$1,768,200	$734,697	$4,465,239
Less cost of goods sold	1,271,439	430,708	3,524,034
Gross margin	496,761	303,989	941,205
Expenses
Research and development (1)	955,092	777,580	16,602,271
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195
	955,092	777,580	16,044,076
Operating, general and administrative expenses (1)	906,939	714,557	24,633,114
Stock based compensation - net	68,165	12,817	17,773,445
Total expenses	1,930,196	1,504,954	58,450,635
Other operating income - gain on sale of fixed assets - related party	179,755	-	179,755
Operating loss	(1,253,680)	(1,200,965)	(57,329,675)

Interest expense	(131,886)	(58,772)	(1,567,558)
Amortization of beneficial conversion feature of convertible debt	(582,665)	(279,931)	(9,210,030)
Amortization of deferred financing costs	(710,631)	(535,694)	(17,584,770)
Interest income	26,424	6,841	622,936
Loss on sale of fixed assets	(5,599)	-	(5,599)
Legal settlement	-	-	(1,512,500)
Non-cash financing expense	-	-	(1,600,000)
Write-off of convertible note receivable	-	-	(490,000)
Company's share in net losses of affiliate	-	-	(1,352,207)
Loss before minority interest and extraordinary item	(2,658,037)	(2,068,521)	(90,029,403)
Minority interest in subsidiary loss	-	-	25,000
Loss before extraordinary item	(2,658,037)	(2,068,521)	(90,004,403)
Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)
Net loss	(2,658,037)	(2,068,521)	(99,782,570)
Deemed dividends on convertible preferred stock	-	-	(1,820,859)
Net loss attributable to common stockholders	$(2,658,037)	$(2,068,521)	$(101,603,429)
Basic and diluted loss per share:
Net loss before extraordinary item	$(0.01)	$(0.01)
Extraordinary loss from extinguishment of debt	-	-
Net loss	$(0.01)	$(0.01)
Weighted average number of shares outstanding	207,726,691	166,833,308
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192
Operating, general and administrative, net	68,165	12,817	16,319,253
	$68,165	$12,817	$17,773,445

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Three Months		From Inception
	Ended		to
	March 31,		March 31,
	2007	2006	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,658,037)	$(2,068,521)	$(101,603,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,589	77,872	1,244,478
Amortization of note discount	710,631	535,694	16,939,899
Amortization of beneficial conversion feature of convertible debt	582,665	279,931	9,210,030
Accretion of interest on notes payable	-	51,221	144,333
Write-off of stockholder advance to revenue	-	-	(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	203,696	12,817	31,755,175
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	(174,156)	-	(154,021)
Deemed dividends on convertible preferred stock	-	-	1,820,859
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivable	414,243	(2,909)	(477,561)
Inventory	(102,553)	362,057	(332,271)
Prepaid expenses and other current assets	41,385	(36,753)	(29,843)
Prepaid licensing fees	-	19,800	(23,402)
Accounts payable	(109,172)	(147,943)	1,269,469
Accrued expenses and other current liabilities	89,116	(442,133)	608,371
Net cash used in operating activities	(904,593)	(1,358,867)	(36,305,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(106,013)	(83,544)	(2,162,686)
Proceeds from sale of fixed assets	194,997	-	237,097
Loans to officers	-	-	(2,137,677)
Repayment of loans to officer	-	-	1,431,226
Net cash provided by (used in) investing activities	88,984	(83,544)	(4,242,040)

(Continued)

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	84,680	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	-	1,342,500	3,360,000
Finance costs relating to issuance of notes payable	-	-	(1,014,400)
Proceeds from issuance of convertible debentures	-	-	28,455,133
Finance costs relating to issuance of convertible debentures	-	-	(212,500)
Repayment of notes payable	-	-	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Decrease in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)
Net cash provided by financing activities	-	1,427,180	42,117,135
INCREASE IN CASH AND CASH EQUIVALENTS	(815,609)	(15,231)	1,570,059
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,385,668	393,513	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,570,059	$378,282	$1,570,059
Non-cash financing and investing activities:
Issuance of common stock upon conversion of debentures	$1,316,520	$850,000
Issuance of common stock in lieu of interest	$135,531	$--
Issuance of warrants in connection with issuance of notes payable	$--	$588,119
Advance from stockholder converted to revenue	$--	$325,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$143	$2,722

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The Company's future operations are dependent upon the generation of additional revenues or management's ability to find sources of additional funding. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitments from any persons, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The Company funded its operating cash flow deficit during fiscal year 2006 from the proceeds of its private placement of convertible debentures that were placed in May 2006.  Such net proceeds totaled $8.986 million. The Company also generated revenues of approximately $1.8 million during the fiscal quarter ended March 31, 2007.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 applies to all entities, including not-for- profit organizations.  SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - NET LOSS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of common stock, par value $0.001 per share (the "Common Stock"), outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	Shares of Common Stock Issuable upon Conversion/Exercise of as March 31,
	2007	2006
Stock options	22,964,500	18,999,850
Warrants	111,139,999	39,562,505
Convertible debentures	41,175,800	1,320,000

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the three months ended March 31, 2007 and 2006 were as follows:

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Hardware	$1,741,800	$399,998
Software and services	26,400	334,699

	$1,768,200	$734,697

One customer accounted for 98% and 100% of the hardware revenue for the 2007 and 2006 period. Software and service revenues in 2006 include $325,000 from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company (see Note 8).

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

Raw materials	$311,325	$206,791
Finished goods	20,946	22,927

	$332,271	$229,718

NOTE 6 - CONVERTIBLE DEBENTURES

In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). As of March 31, 2007 and December 31, 2006, principal of $330,000 of the 2004 Debentures remained outstanding, respectively.

For the three months ended March 31, 2007 and 2006, interest expense on the 2004 Debentures amounted to $4,828 and $7,039, respectively.

For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. The discounts are being amortized to the date of maturity unless converted earlier.   Amortization totaled $27,123 and $537,800 for the three months ended March 31, 2007 and 2006, respectively.

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

To secure the Company’s obligations under the 2006 Debentures, the Company granted to the holders of the 2006 Debentures a security interest in substantially all of its intellectual property. The security interest terminates upon the earlier of (i) the date on which the aggregate principle amount of all outstanding debentures is $2,500,000  or less, or (ii) the  payment and performance of all of the Company's obligations under the 2006 Debenture transaction documents..

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

The discounts are being amortized to the date of maturity unless converted earlier. Amortization totaled $1,108,194 and $0 for the three months ended March 31, 2007 and 2006.

NOTE 7 – STOCKHOLDERS’ EQUITY

Debenture Conversions

In January though March 2007, principal in the amount of $1,316,250 of the 2006 Debentures was converted into approximately 20.1 million shares of common stock. In January though March 2007, interest on the 2006 Debentures of $135,531 was converted into approximately 2.1 million shares of common stock.

In April through May 15, 2007, principal in the amount of $877,680 of the 2006 Debentures was converted into approximately 19 million shares of common stock. In April through May 15, 2007, interest on the 2006 Debentures of $77,045, which was converted into approximately 1.66 million shares of common stock.

On January 22, 2007, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan  to purchase up to 650,000 shares of the Company’s Common Stock, of which options for 525,000 shares were at a per share exercise price of $0.15 and options for 125,000 shares were at a per exercise price of $0.20.

NOTE 8 – RESEARCH AND DEVELOPMENT AGREEMENT

Effective February 7, 2002, the Company and Con Edison entered into a Research and Development Agreement (the "Research and Development Agreement") to further develop and test the Company's PLC technology on Con Edison's grid system. Pursuant to the Research and Development Agreement the Company will have sole rights to any jointly developed intellectual property. Con Edison is entitled to a 2.5% royalty, based on the Company's total net revenues for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

On January 27, 2006, Con Edison and Ambient entered into an agreement with NYSERDA (the New York State Energy Research and Development Authority) (the "NYSERDA Agreement") pursuant to which they undertook to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures and related activities, for which Con Edison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Research and Development Agreement to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement. In the amendment, Con Edison and Ambient certified the completion of the Small Field Trial Phase, agreed that the $325,000 advance, recorded in 2006, owing from Ambient to Con Edison was subsumed into the revenue royalty granted to Con Edison in the Research and Development Agreement, and agreed to move forward to an Advanced Grid Management Pilot Phase that encompassed the statement of work contained in the NYSERDA Agreement. Additionally, in the amendment, Con Edison committed to remit to the Company not less than $180,000 of the grant monies received from NYSERDA to compensate Ambient for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the State's energy program.

Con Edison advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined therein, is deemed unsuccessful, The $325,000 advance was recorded as revenue by Ambient during the first quarter 2006.

In March 2007, the Company sold the above mentioned equipment for a total of $180,000 and realized a gain of  $179,755.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS CONTAINED HEREIN AND THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2006 ON FORM 10-KSB.

OVERVIEW

Ambient Corporation (“Ambient” or the “ Company”) is engaged in the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed Internet Protocol (IP) based services.

For several decades utilities have used their distribution networks to carry low-speed data for some monitoring and control functions. The development of effective coupling technologies and the resolution of major regulatory obstacles has enabled the cost effective deployment of high-speed BPL networks that enhance these existing applications and make practical a host of new ones. The combination of an IP based connection at any point on the distribution network, coupled with a variety of sensing and control devices, has come to be known as the "Smart Grid." BPL enabled Smart Grid applications such as Advanced Metering, Real Time Pricing, Demand Side Management and Direct Load Control enable economic and operational benefits for utilities. The same BPL network can also provide high-speed Internet access to residential, industrial and governmental users. The ubiquity of the power distribution grid allows BPL networks to be deployed worldwide, and they can provide broadband access to consumers that do not have access to cable or DSL. The physical medium of the network provides a direct connection to each end user with no additional wiring required, thereby solving the problem often referred to as the "last mile” and the “last 100 yards.” High-speed BPL does not require additional wiring within the user's premises but only the use of a modem or premise unit, making BPL networks ideally suited to home networking or multi-dwelling unit (MDU) broadband access applications.

We have developed and patented effective BPL coupling technology, and as of May 2007, we hold 16 patents on this key technology with several other patent applications allowed, pending, or under review. Our products also incorporate state of the art BPL chipset technology and consumer modems. Ambient has designed our equipment for cost effective volume manufacturing, and we have secured reliable, scalable production sources. Ambient's next generation X² BPL Access Node has been certified fully compliant with current FCC rules and requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key IEEE BPL safety and standardization committees.

We are currently conducting several field trials, pilot demonstrations, and commercial roll-outs with major electric utilities that serve in aggregate over 15 million electric customers. These projects have a variety of goals, including developing and demonstrating Smart Grid utility applications, residential and multi-dwelling unit consumer broadband Internet access, and the successful commercial operation of Ambient's next generation hardware products and network management software.

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

Critical to the commercialization of our BPL technology, in September 2006, we received a grant of BPL Equipment Authorization from the Federal Communications Commission for our second-generation X² BPL Access Node. This certification allows us to market, sell and install our newest generation of nodes for commercial deployments nationwide.

In September 2006, we began the expansion of our BPL pilot network at Duke Energy Corporation in Charlotte, North Carolina to an initial commercial build-out of approximately 6,000 homes. This network will use our newest FCC-certified node, our next-generation couplers and BPL modems, and will be managed by the latest version of the Company’s network management system know as AmbientNMS.

In 2006, other pilots and trials also advanced to their next stages. In January 2006, we successfully completed field trials and entered into an agreement with Consolidated Edison and the New York State Energy Research and Development Authority to begin an Advanced Grid Management Pilot Phase, generating $325,000 of first quarter income. Our BPL pilot network evaluating Smart Grid and consumer broadband applications on the San Diego Gas & Electric Company grid was extended and enhanced in October. The upgraded network will deploy our FCC-certified next generation X² nodes, be managed by the latest version of AmbientNMS, and test additional BPL applications. We also initiated new pilots, one with Akron, Ohio based FirstEnergy Service Company for a residential BPL network covering several hundred homes in Ohio and managed by AmbientNMS, and a Smart Grid utility applications pilot program with Entergy Corporation in Little Rock, Arkansas. We also continued to run several smaller scale residential and MDU BPL networks.

During 2007, we will continue to focus on our core business of designing, developing and commercializing BPL equipment, technologies, and services. Our goal is to continue becoming a leading supplier of commercially deployed turn-key BPL networks that deliver high-speed data services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these BPL networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from the licensing of our network management system.

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

As of March 31, 2007, we had an accumulated deficit of approximately $101.6 million (which includes approximately $57.8 million in stock-based charges and other non-cash charges).

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

STOCK-BASED COMPENSATION. Effective January 1, 2006, the Company adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)” utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No.123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At March 31, 2007, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE. Revenues for the three months ended March 31, 2007 and 2006 were $1,768,200 and $734,697, respectively. Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2005. Revenues for the 2007 and 2006 period related to the sales of equipment totaled $1,741,800 and $399,998, respectively.  Revenues from the sale of software and related network design and installation services for the 2007 and the 2006 period totaled $26,400 and $334,699, respectively.  The 2006 period included the recording as revenue of a $325,000 advance received from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of Ambient in connection with the initial feasibility trial of BPL technology.

COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2007 and 2006 was $1,271,439 and $430,708, respectively.  Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs and salaries and related expenses for personnel. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market.

GROSS MARGIN. Gross margin for the three months ended March 31, 2007 and 2006 was 496,761 and $303,989, respectively. Gross margin for the 2006 period included the $325,000 of revenue from Con Edison that had no associated costs. Upon successful completion of the feasibility trial, first initiated in 2002, the $325,000 advance owing from the Company to Con Edison was not required to be repaid and thus was included in revenue.

The gross margin on hardware sales amounted to $482,533 and a loss of $24,532 for the three months ended March 31, 2007 and 2006, respectively.  Gross margins on hardware sales in 2007 and 2006 were affected by early stage low volume pricing as well as inventory markdowns.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2007 and 2006 were $955,092 and $777,580, respectively. The increase in research and development expenses during the 2007 period was primarily attributable to an increase in personnel and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2007 and 2006 were $906,939 and $714,557, respectively.

OTHER OPERATING EXPENSES. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the three months ended March 31, 2007 and 2006, we incurred non-cash stock-based compensation expense of $68,165 and $12,817, respectively.

OTHER OPERATING INCOME.  For the three months ended March 31, 2007 and 2006, other operating income totaled $179,755 and $0, respectively.  In March 2007, the Company sold equipment for a gain of $179,755.  The gain resulting from grant monies received from Con Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NONCASH EXPENSES. For the three months ended March 31, 2007 and 2006, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $1,293,296 and $815,625, respectively. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our Senior Secured 8% Convertible Debentures, which were issued in May 2006, our 6% Convertible Debentures, which were issued in December 2004, and deferred financing costs on certain bridge loan financing that was completed during the first quarter of 2006.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the three months ended March 31, 2007 and 2006, we incurred interest of $131,886 and $58,772, respectively.  The interest relates primarily to our Senior Secured 8% Convertible Debentures, which were issued in May 2006 and our 6% Convertible Debentures, which were issued in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,570,059 at March 31, 2007 and $2,385,668 at December 31, 2006.

Net cash used in operating activities during the three months ended March 31, 2007 was $905,593 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $332,271 as of March 31, 2007.

Net cash from investing activities totaled $89,984 during the three month ended March 31, 2007.  The Company sold equipment for a total of $194,755. In addition, the Company purchased property and equipment in the amount of $106, 015.

From inception through March 31, 2007, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

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

We will require additional funds to meet out liquidity and operating needs and  to satisfy our long-term business plan. The initial commercial build out of our BPL Solutions on Duke’s electrical distribution grid, as well as any potential upgrading of such build-out or any additional build-out, will require additional capital resources. Management is aggressively seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors. At the present time we have no commitments for any additional funding, and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any equity financing can be expected to result in significant dilution.

ITEM 3. CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           There were no issuances of unregistered shares during the three months ended March 31, 2007.

ITEM 6. EXHIBITS

31

Certification of John J. Joyce, Chief Executive Officer, (Principal Executive officer and Principle Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the securities Exchange Act of 1934, as amended.

32

Certification of John J. Joyce, Chief Executive Officer, (Principal Executive officer and Principle Financial and Accounting Officer, pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed by the undersigned thereunto duly authorized.

Dated: May 15, 2007		AMBIENT CORPORATION

	By:	/s/ John J. Joyce
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)