Form 10QSB
period 2007-06-30
AMBIENT CORP /NY
filed 2007-08-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2007; or

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

As of August 14, 2007, there were 253,295,702 shares of the issuer's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

INDEX PAGE

Page
Forward Looking Statements

PART I -- OTHER INFORMATION

Item 1 - Financial Statements*
Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006 (Audited)	F-1
Consolidated Statements of Operations for the six and three months ended June 30, 2007 and 2006 Unaudited	F-2
Consolidated Statements of Cash Flows for the six and three months ended June 30, 2007 and 2006 Unaudited	F-4
Notes to the Unaudited Consolidated Financial Statements	F-6
Item 2 - Management's Discussion and Analysis or Plan of Operation	12
Item 3 - Controls and Procedures	17

PART II -- OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 4 - Submission of Matters to A Vote of Security Holders	18
Item 6 - Exhibits	18
SIGNATURES	19

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

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,003,749	$2,385,668
Accounts receivable	96,184	912,329
Inventory	470,058	229,718
Prepaid expenses and other current assets	183,895	139,933
Total current assets	4,753,886	3,667,648
Property and equipment, net	641,624	712,349
Deferred financing costs, net	742,598	891,004
Prepaid licensing fees	39,604	158,402
Total assets	$6,177,712	$5,429,403
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term loan	$4,000,000	$-
Accounts payable	871,389	1,102,346
Accrued expenses and other current liabilities	778,875	368,599
Convertible debentures, current portion (net of discount of $4,177,985 and $4,670,399)	813,865	898,351
Advance from stockholder	-	-
Total current liabilities	6,464,129	2,369,296
NON-CURRENT LIABILITIES
Convertible debentures, less current portion (net of discount of $-0- and $1,790,892)	-	265,308
Total liabilities	6,464,129	2,634,604
STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
750,000,000 shares authorized; 254,295,704 and 199,809,244
issued; 253,295,704 and 198,809,244 outstanding, respectively	254,296	199,809
Additional paid-in capital	104,702,497	101,740,382
Deficit accumulated during the development stage	(105,043,210)	(98,945,392)
Less: deferred compensation	-	-
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity	(260,116)	2,794,799
Total liabilities and stockholders' equity	$6,177,712	$5,429,403

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
	Six Months		From Inception	Three Months
	Ended		To	Ended
	June 30,		June 30,	June 30,
	2007	2006	2007	2007	2006

Revenues (including $-0- and $325,000, from a related party)	$1,936,184	$737,200	$4,633,223	$167,984	$2,503
Less Cost of goods sold	1,412,229	430,708	3,664,824	140,790	-
Gross margin	523,955	306,492	968,399	27,194	2,503
Expenses
Research and Development (1)	1,777,604	1,515,311	17,424,969	822,698	737,731
Less – Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195	-	-
	1,777,604	1,515,311	16,866,774	822,698	737,731
Operating, general and administrative expenses (1)	1,994,200	1,586,932	25,720,189	1,087,260	872,375
Stock based compensation – net	136,330	25,776	17,841,610	68,165	12,959
Total expenses	3,908,134	3,128,019	60,428,573	1,978,123	1,623,065
Other operating income – gain on sale of fixed assets – related party	179,755	-	179,755	-	-
Operating loss	(3,204,424)	(2,821,527)	(59,280,419)	(1,950,744)	(1,620,562)
Interest expense	(265,203)	(233,604)	(1,700,875)	(133,317)	(174,832)
Amortization of beneficial conversion feature of convertible debt	(1,158,282)	(543,428)	(9,785,647)	(575,617)	(263,497)
Amortization of deferred financing costs	(1,513,370)	(1,554,826)	(18,376,816)	(802,739)	(1,019,132)
Interest income	49,060	20,690	645,572	22,636	13,849
Loss on sale of fixed assets	(5,599)	-	(5,599)	-	-
Legal settlement	-	-	(1,512,500)	-	-
Noncash financing expense	-	-	(1,600,000)	-	-
Write-off of convertible note receivable	-	-	(490,000)	-	-
Company’s share in net losses of affiliate	-	-	(1,352,207)	-	-
Loss before minority interest and extraordinary item	(6,097,818)	(5,132,695)	(93,458,491)	(3,439,781)	(3,064,174)
Minority interest in subsidiary loss	-	-	25,000	-	-
Loss before extraordinary item	(6,097,818)	(5,132,695)	(93,433,491)	(3,439,781)	(3,064,174)
Extraordinary item – loss on extinguishment of debt	-	-	(9,778,167)	-	-
Net loss	(6,097,818)	(5,132,695)	(103,211,658)	(3,439,781)	(3,064,174)
Deemed dividends on convertible preferred stock	-	-	(1,820,859)	-	-
Net loss attributable to common stockholders	$(6,097,818)	$(5,132,695)	$(105,032,517)	$(3,439,781)	$(3,064,174)

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

Basic and diluted loss per share:
Net loss before extraordinary item	$(0.03)	$(0.03)		$(0.01)	$(0.02)
Extraordinary loss from extinguishment of debt	-	-		-	-
Net loss	$(0.03)	$(0.03)		$(0.01)	$(0.02)
Weighted average number of shares outstanding	227,373,482	167,351,137		241,383,341	167,863,276
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192	$-	$-
Operating, general and administrative, net	136,330	25,776	16,387,418	68,165	12,959
	$136,330	$25,776	$17,841,610	$68,165	$12,959

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
	Six Months		From Inception
	Ended		to
	June 30,		June 30,
	2007	2006	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,097,818)	$(5,132,695)	$(103,185,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,862	161,439	1,336,751
Amortization of note discount	1,513,370	1,554,826	17,731,945
Amortization of beneficial conversion feature of convertible debt	1,158,282	543,428	9,785,647
Accretion of interest on notes payable	-	144,333	144,333
Write-off of stockholder advance to revenue	-		(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	383,562	25,776	31,935,041
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	(174,156)	-	(154,021)
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	816,145	3,494	(75,659)
Inventory	(240,340)	279,720	(470,058)
Prepaid expenses and other current assets	(43,962)	27,211	(115,190)
Prepaid licensing fees	118,798	19,800	95,396
Accounts payable	(230,957)	(261,908)	1,147,684
Accrued expenses and other current liabilities	410,276	(327,105)	903,230
Net cash used in operating activities	(2,196,938)	(2,961,681)	(37,597,381)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(139,978)	(110,329)	(2,196,651)
Proceeds from sale of fixed assets	194,997	-	237,097
Loans to Officers	-	-	(2,137,677)
Repayment of loans to Officer	-	-	1,431,226
Net cash provided by (used in) investing activities	55,019	(110,329)	(4,276,005)

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	84,680	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	4,000,000	1,787,500	7,360,000
Finance costs relating to issuance of notes payable	-	-	(1,014,400)
Proceeds from issuance of convertible debentures	-	8,985,600	28,455,133
Finance costs relating to issuance of debt	(240,000)	-	(452,500)
Repayment of notes payable	-	(2,144,333)	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Increase (decrease) in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)
Net cash provided by financing activities	3,760,000	8,713,447	45,877,135
DECREASE IN CASH AND CASH EQUIVALENTS	1,618,081	5,641,437	4,003,749
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,385,668	393,513	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,003,749	$6,034,950	$4,003,749
Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$2,633,040	$859,250
Issuance of common stock in lieu of interest	$247,232	$-
Issuance of warrants in connection with issuance of notes payable	$-	$5,983,927
Deemed dividends on convertible preferred stock	$-	$-	$1,820,859
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$817	$12,859

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The Company's future operations are dependent upon the generation of additional revenues and management's ability to find sources of additional funding. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any funding commitments from any persons, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. Additional investments will require an increase in the Company’s authorized common stock; to that end, the Company has filed its preliminary proxy statement in connection with a special meeting of the stockholders, currently scheduled for September 21, 2007, to increase the authorized common stock.

The Company funded its operating cash flow deficit during fiscal year 2006 from the proceeds of its private placement of convertible debentures that were placed in May 2006.  Such net proceeds totaled $8.986 million. On June 1, 2007, the Company borrowed $4 million from an institutional investor as more fully described in Note 6 (Short Term Loan) .The Company also generated revenues of approximately $1.94 million during the six months ended June 30, 2007.

As more fully described in Note 10 (Subsequent Event), the Company raised net proceeds of approximately $2.83 million from the proceeds of the private placement in July 2007.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2007	2006
Stock options	22,964,500	18,678,250
Warrants	110,814,999	120,672,504
Convertible debentures	32,399,060	67,725,000

NOTE 4 - SALES AND MAJOR CUSTOMERS - UPDATE 2007

Revenues for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Hardware	$1,851,482	$399,998
Software and services	84,702	337,202
	$1,936,184	$737,200

One customer accounted for 98% and 100% of the hardware revenue for the 2007 and 2006 period.  Software and service revenues in 2006 include $325,000 from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company (see Note 8).

Revenues for the three months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Hardware	$109,682	$--
Software and services	58,302	2,503
	$167,984	$2,503

One customer accounted for 98% of the hardware revenue for the 2007. One customer accounted for 100% of the software and services revenue for the 2007 period.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$236,800	$206,791
Finished goods	233,258	22,927
	$470,058	$229,718

NOTE 6 - SHORT TERM LOAN

On June 1, 2007, the Company borrowed $4 million from an institutional investor pursuant to a loan agreement.  The loan was evidenced by an unsecured promissory note which accrued interest at the rate of 8% per annum.  Interest was paid in cash and the outstanding principal on the note was satisfied by the 2007 Private Placement referred to in Note 10 (Subsequent Event).

NOTE 7 - CONVERTIBLE DEBENTURES

(i) In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). As of June 30, 2007 and December 31, 2006, principal of $330,000 of the 2004 Debentures remained outstanding.

For the six months ended June 30, 2007 and 2006, interest expense on the 2004 Debentures amounted to $9,764 and $11,975, respectively.

For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. The discounts are being amortized to the date of maturity unless converted earlier.   Amortization totaled $54,546 and $567,799 for the six months ended June 30, 2007 and 2006, respectively.

(ii) In May 2006, the Company raised net proceeds of $8.986 million in a private placement of $10,000,000 in principal amount of its two-year 8% Senior Secured Convertible Debentures (the "2006 Debentures"). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.25.

At the option of the holder, the 2006 Debentures are convertible into shares of Common Stock at a conversion rate of $0.15 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). Commencing on the first business day in September 2006 and on the first business day of each month thereafter, the Company is required to repay 4.77% of the aggregate principal amount of the Convertible Debentures that was originally issued together with all accrued interest due and payable up to such repayment date. At the option of the Company, the amount may be paid either in (i) shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then an effective registration statement covering the resale of the Common Stock underlying the 2006 Debentures and the accompanying warrants (the "Registration Statement") or (ii) cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement is currently effective. It will be assumed that the Company is electing to make such payment in shares unless the Company gives written notice of its intention to make payment in cash. If the closing sale price of the Company’s Common Stock as quoted on the Over-The-Counter Bulletin Board is more than $0.60 (which amount may be adjusted for certain capital events, such as stock split or merger) on each of fifteen consecutive trading days, then, under certain conditions, the Company is entitled to require the holders of the 2006 Debentures to convert all or a part of the outstanding principal amount of the 2006 Debentures.

To secure the Company’s obligations under the 2006 Debentures, the Company originally granted to the holders of the 2006 Debentures a security interest in substantially all of its intellectual property. Under the agreements with the investors, the security interest terminates upon the earlier of (i) the date on which the aggregate principal amount of all outstanding debentures is $2,500,000 or less, or (ii) the payment and performance of all of the Company's obligations under the 2006 Debenture transaction documents. The Company used a portion of the  proceeds of the short-term loan referred to in Note 6 above (Short Term Loan) to pay down the principal amount to $2,270,310 as of July 2, 2007 and, accordingly, the security interest in favor of these investors was terminated. As of August 14, 2007, the aggregate outstanding principal amount of the 2006 Debentures was $1,831,470.

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

The discounts are being amortized to the date of maturity unless converted earlier. Amortization totaled $2,228,700 and $584,858 for the six months ended June 30, 2007 and 2006.

NOTE 8 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On May 24, 2007, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue up to 750,000,000 shares. Such amount has been reflected in the accompanying condensed consolidated balance sheet at June 30, 2007.

Debenture Conversions

In January though June 2007, principal in the amount of $2,633,040 of the 2006 Debentures was converted into approximately 49.9 million shares of Common Stock. In January though June 2007, interest on the 2006 Debentures of $247,233 was converted into approximately 4.5 million shares of Common Stock.

On January 22, 2007, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan  to purchase up to 650,000 shares of the Company’s Common Stock, of which options for 525,000 shares were at a per share exercise price of $0.15 and options for 125,000 shares were at a per exercise price of $0.20.

NOTE 9 – RESEARCH AND DEVELOPMENT AGREEMENT

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

Con Edison advanced $325,000 to the Company, which will only be repayable if the Small Field Trial Phase, as defined therein, is deemed unsuccessful; the $325,000 advance was recorded as revenue by Ambient during the first quarter 2006.

In March 2007, the Company sold equipment for a gain of $179,755.  The gain resulted from grant monies received from Con Edison in order to compensate the Company for its equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NOTE 10 - SUBSEQUENT EVENT

On July 31, 2007, the Company entered into the Securities Purchase Agreement (the " Purchase Agreement") with an institutional investor (the “Investor”) pursuant to which the Investor purchased the Company’s Senior Secured Convertible Promissory Note in aggregate principal amount of $7,500,000. The Company received net proceeds of $2.83 million after repayment of the loan referred to above and certain closing related expenses.

The Note has a term of three years and comes fully due on July 31, 2010.  Interest on the outstanding principal amount of the Note begins to accrue on the first year anniversary of issuance at a per annum rate of 8%, payable quarterly beginning September 30, 2008. At the option of the Company, interest payments on the Note are payable either in cash or in registered shares of Common Stock, subject to certain conditions as specified in the Note. In the event that interest is paid in Common Stock, the shares of Common Stock will be valued at 90% of the volume weighted average price for the 10 trading days preceding the date of payment.  The outstanding principal amount of the Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.075 per share of common stock, or initially 100,000,000 shares of Common Stock, subject to certain adjustments. In the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued, subject to certain exempt issuances.  Amounts payable under the Note are secured by the assets of the Company.

Under certain conditions, the Company is entitled to require the Note holder to convert all or a part of the outstanding principal amount of the Notes. If the closing sale price of the Company's Common Stock as quoted on the OTC Bulletin Board is more than $0.375 (which amount may be adjusted for certain capital events, such as stock splits) on each of fifteen consecutive trading days, then, subject to the conditions specified below, within five trading days after the last day in such period, the Company may, at its option (exercised by written notice to the holders of the Notes), require investors to convert all or any part of their Notes  on or before a specified date. Conversion on the date specified shall be at the conversion price then in effect. The Note holder may continue to convert its note after the Company gives such notice. This right is available only if, on the date the Company gives notice of mandatory conversion and on each trading day thereafter through and including the date of mandatory conversion specified in the original notice from the Company, the Registration Statement (as defined below) is effective.

The Note is redeemable at 110% of the principal and accrued interest in the event of certain change of control transactions, and is redeemable at 120% of the principal and accrued interest in the event of certain other triggering events, including (without limitation) events of default and certain other events that would impact the Holder’s ability to publicly re-sell the Common Stock issuable upon conversion of the Notes.

Pursuant to the Securities Purchase Agreement, the Company issued Common Stock Purchase Warrants (the "Warrants") to the Investor, exercisable from the earlier of the (i) first anniversary of issuance and (ii) the effectiveness of the Registration statement through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock (the "Share Amount"), of which warrants for 50,000,000 shares are at an exercise price of $0.06 per share and warrants for 100,000,000 shares are at an exercise price of $0.075 (in each case the "Exercise Price"). The Warrants contain provisions to adjust the Exercise Price and the Share Amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable Exercise Price, in which case (i) the Exercise Price shall be reduced to the price at which such Common Stock was issued and (ii) the Share Amount shall be increased such that the aggregate Exercise Price payable, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment. The Warrants also may be exercised on a cashless basis on or after the first anniversary of their issuance if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of the Warrants.

In connection with the financing the Company paid fees to a placement agent of $570,000 and issued warrants to purchase up to 15,000,000 shares of the Company's Common Stock at a per share exercise price of $0.075.

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

OVERVIEW

Ambient Corporation (“Ambient”, the “Company” “we” or “us”) is engaged in the design, development, commercialization, and marketing of Broadband over Power Lines (BPL) equipment, technologies, and services. BPL technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed Internet Protocol (IP) based services.

For several decades utilities have used their distribution networks to carry low-speed data for some monitoring and control functions. The development of effective coupling technologies and the resolution of major regulatory obstacles has enabled the deployment of cost effective high-speed BPL networks that enhance these existing applications and make practical a host of new ones. The combination of an IP based connection at any point on the distribution network, coupled with a variety of sensing and control devices, has come to be known as the "Smart Grid." BPL enabled Smart Grid applications such as Advanced Metering, Real Time Pricing, Demand Side Management and Direct Load Control will enable economic and operational benefits for utilities. The ubiquity of the power distribution grid allows BPL networks to be deployed worldwide, and they could provide broadband access to consumers that do not have access to cable or DSL. The physical medium of the network provides a direct connection to each end user with limited or no additional wiring required, thereby solving the problem often referred to as the "last mile” and the “last 100 yards.” High-speed BPL would not require additional wiring within the user's premises but only the use of a modem or premise unit, making BPL networks well suited to home networking or multi-dwelling unit (MDU) broadband access applications.

We have developed and patented BPL technology devices, and as of August 2007, we hold 16 patents in key BPL technologies with several other patent applications allowed, pending, or under review. Our products incorporate state of the art BPL chipset technology and consumer modems. Ambient has designed our equipment for cost effective volume manufacturing, and we have secured reliable, scalable production sources. Ambient's next generation X² BPL Access Node has been certified fully compliant with current FCC rules and requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key IEEE BPL safety and standardization committees.

We are currently conducting several field trials, pilot demonstrations, and commercial pilots with major electric utilities that serve, in aggregate, over 15 million electric customers. These projects have a variety of goals, including developing and demonstrating Smart Grid utility applications, residential and multi-dwelling unit consumer broadband Internet access, and the successful commercial operation of Ambient's next generation hardware products and network management software.

Critical to the commercialization of our BPL technology, in September 2006, we received a grant of BPL Equipment Authorization from the Federal Communications Commission for our second-generation X² BPL Access Node. This certification allows us to market, sell and install our newest generation of nodes for commercial deployments nationwide.

In September 2006, we began the expansion of our BPL network at Duke Energy Corporation in Charlotte, North Carolina to an initial commercial pilot of approximately 6,000 homes. Our goal is to integrate our newest FCC-certified node, our next-generation couplers, alternative couplers, and additional equipment to deliver a comprehensive BPL communication network to our customers. The network will be managed by the latest version of the Company’s network management system know as AmbientNMS. In August 2007, we and the utility revised the deployment plan in an effort to reduce the potential for damage to the network during electrical storms. The revised deployment plan includes the integration of alternative couplers, such as capacitive, and additional equipment, such as surge protection devices, on the overhead portion of the network.

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

During 2007, we continue to focus on our core business of designing, developing and commercializing BPL equipment, technologies, and services. Our goal is to continue becoming a leading supplier of commercially deployed turn-key BPL networks that deliver high-speed data services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these BPL networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from the licensing of our network management system.

Aided by our partnerships and strategic relationships, and subject to raising additional working capital,we continue the development of the next generation of BPL equipment and technology, including our network management system, AmbientNMS, and to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. In addition, we will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator to position Ambient to generate revenue from all phases of a BPL deployment. We intend to continue to drive industry standardization efforts through leadership roles in industry associations such as the Universal Powerline Association and the United Power Line Council and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

We actively seek new opportunities for commercial pilots and work to bring new and existing networks to full commercialization. In 2007, our principal target customers will continue to be electric utilities in North America that will be focusing on Smart Grid utility applications. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for our BPL networks.

As of June 30, 2007, we had an accumulated deficit of approximately $105 million (which includes approximately $59.2 million in stock-based charges and other non-cash charges).

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2006

REVENUE. Revenues for the six and three months ended June 30, 2007 were $1,936,184 and $167,984, respectively. Revenues for the corresponding periods in and 2006 were $737,200 and $2,503, respectively. Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2005. Revenues for the six months ended June 30 2007 and 2006 period related to the sales of equipment totaled $1,851,482 and $399,998, respectively.  Revenues from the sale of software and related network design and installation services for the six months ended June 30, 2007 and the 2006 period totaled $84,702 and $337,202, respectively.  The 2006 period included the recording as revenue of a $325,000 advance received from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of Ambient in connection with the initial feasibility trial of BPL technology.

COST OF GOODS SOLD. Cost of goods sold for the six and three months ended June 30, 2007 were $1,412,229 and $140,790, respectively. Cost of Goods Sold during the corresponding periods in 2006 were $430,708 and $0, respectively.  Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs and salaries and related expenses for personnel. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. The write downs for 2007 are largely attributed to obsolescence of first generation BPL equipment which has been upgraded and deployed through pilots and trials.

GROSS MARGIN. Gross margin for the six and three months ended June 30, 2007 were $523,955 and $27,194, respectively. Gross Margins for the corresponding periods in 2006 were $306,492 and $2,503, respectively. Gross margin for the 2006 period included the $325,000 of revenue from Con Edison that had no associated costs. Upon successful completion of the feasibility trial, first initiated in 2002, the $325,000 advance owing from the Company to Con Edison was not required to be repaid and thus was included in revenue.

The gross margin on hardware sales amounted to $451,426 and a loss of $24,532 for the six months ended June 30, 2007 and 2006, respectively.  Gross margins on hardware sales in 2007 and 2006 were affected by early stage low volume pricing as well as inventory markdowns.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2007 were $1,777,604 and $822,698, respectively. Research and development expenses during the corresponding periods in 2006 were $1,515,311and $737,731, respectively. The increase in research and development expenses during the 2007 periods is primarily attributable to an increase in personnel and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the six and three months ended June 30, 2007 were $1,994,200 and $1,087,261, respectively. General and administrative expenses during the corresponding periods in 2006 were $1,586,932 and $872,375, respectively.

OTHER OPERATING EXPENSES. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the six and three months ended June 30, 2007, we incurred non-cash stock-based compensation expense of $136,330 and $68,165, respectively. Other Operating expenses during the corresponding periods in 2006 were $25,776 and $12,959.

OTHER OPERATING INCOME.  For the six and three months ended June 30, 2007, other operating income totaled $179,755 and $0, respectively. Other operating income during the corresponding periods in 2006 were $0 In March 2007, the Company sold equipment for a gain of $179,755.  The gain resulting from grant monies received from Con Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NONCASH EXPENSES. For the six and three months ended June 30, 2007, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $2,671,652 and $1,378,356, respectively.

Noncash expenses for the corresponding periods in 2006 were $2,098,254 and $1,282,629, respectively. The non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our Senior Secured 8% Convertible Debentures, which were issued in May 2006, our 6% Convertible Debentures, which were issued in December 2004, and deferred financing costs on certain bridge loan financing that was completed during the first quarter of 2006.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the six and three months ended June 30, 2007, we incurred interest of $265,203 and $133,317, respectively.  Interest expenses for the corresponding periods in 2006 were $233,604 and $174,832, respectively The interest relates primarily to our Senior Secured 8% Convertible Debentures, which were issued in May 2006 and our 6% Convertible Debentures, which were issued in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $4,003,749 at June 30, 2007 and $2,385,668 at December 31, 2006.

Net cash used in operating activities for the six  months ended June 30, 2007 was $2,196,938 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $470,058 as of June 30,, 2007.

Net cash from investing activities totaled $55,019 during the six months ended June 30, 2007.  The Company sold equipment for a total of $194,997. In addition, the Company purchased property and equipment in the amount of $139,978.

From inception through June 30, 2007, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

In January and April 2006, we entered into secured bridge loan agreements with an institutional investor pursuant to which we borrowed $2,000,000 from such investor. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of approximately $1,780,000. An amount equal to 108% of the principal amount of the loans was due and payable on the earlier of June 24, 2006 or the date we effected a financing transaction or series of transactions resulting in gross proceeds to us of at least $2,000,000. The bridge lender participated in the May 2006 convertible debenture transaction referred to below and, accordingly, $1,500,000 in principal amount of such bridge loans (out of a total of $2 million) was offset against the bridge lender’s purchase price of the convertible debentures. In May 2006, the remainder of the loan was repaid in its entirety from the proceeds of the 2006 Convertible Debentures.

In May 2006, we raised $10 million from the private placement to certain accredited institutional and individual investors of our 8% Senior Secured Convertible Debentures (“2006 Convertible Debentures”). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of our Common Stock at a per share exercise price of $0.25, in each case the exercise prices subject to adjustment upon certain specified conditions. We received net proceeds of approximately $6.85 million after payment of offering related fees and expenses and outstanding short-term loans. Commencing on the first business day in September 2006 and on the first business day on each month thereafter, we are required to prepay 4.77% of the principal amount of the 2006 Convertible Debentures originally issued, but not more than the then outstanding principal amount, together with all accrued interest due and payable up to such repayment date. At our option the amount may be paid either (i) in shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date, but only if at the time of payment a registration statement (the “Registration Statement”) covering the resale of the Common Stock underlying the 2006 Convertible Debentures and the warrants is then effective or (ii) in cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement is currently effective.

In June 2007, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $4,000,000. The outstanding principal and on this loan was satisfied from the 2007 Note referred to below.

In July 2007, we raised gross proceeds of $7,500,000 form the private placement to the investor who advanced to us the short-term loan in June 2007 of our three year 8% Senior Secured Convertible Note. At closing, we received net proceeds of approximately $2.83 million. The investor in this private placement has a lien on all of our assets. The agreement with the investor contemplates that we can obtain up to an addition $5 million from other investors on terms and conditions substantially similar to the July 2007 investment. Any additional investment is subject to an increase in our authorized Common Stock. We have filed a preliminary proxy statement for a special meeting of our stockholders that is currently scheduled to be held on September 21, 2007 to approve an amendment to our Certificate of Incorporation to increase our authorized Common Stock to 1,250,000,000 shares.

We will require additional funds to meet out liquidity and operating needs and to satisfy our long-term business plan. The initial commercial build out of our BPL Solutions on Duke’s electrical distribution grid, as well as any potential upgrading of such build-out or any additional build-out, will require additional capital resources. Management is aggressively seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors. At the present time we have no commitments for any additional funding, and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Additional investments will require an increase in the Company’s authorized Common Stock; to that end, the Company has filed its preliminary proxy statement in connection with a special meeting of the stockholders, currently scheduled for September 21, 2007, to increase the authorized Common Stock.  Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any equity financing can be expected to result in significant dilution.

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

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           There were no issuances of unregistered shares during the three months ended June 30, 2007.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on May 24, 2007. The following matters were voted on: (1) election of directors; (2) increase the number of authorized shares of Common Stock; and (3) appointment of auditors. The vote tally was as follows:

(1) Proposal to Elect Four Directors to Serve until the 2007 Annual Meeting of Stockholders.

	FOR	WITHHOLD
John Joyce	200,001,654	10,808,552
Michael Widland	200,889,479	9,920,727
D. Howard Pierce	204,192,647	6,617,559
Thomas Higgins	204,148,731	6,661,475

(2) Proposal to ratify the amendment to our certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 750 million shares

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
185,179,389	24,165,424	1,465,391	0

(3) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as our auditors for the year ending December 31, 2007.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
203,843,666	4,816,078	2,150,461	0

All Proposals received the requisite number of votes and were approved.

ITEM 6.

EXHIBITS

Exhibit No.

Description

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

AMBIENT CORPORATION
Dated: August 14, 2007	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)