Form 10QSB
period 2007-09-30
AMBIENT CORP /NY
filed 2007-11-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2007;

or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

AMBIENT CORPORATION
(Exact name of registrant as specified in charter)

Delaware	0-23723	98-0166007
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

79 CHAPEL STREET, NEWTON, MASSACHUSETTS 02458
(Address of principal executive offices)

617-332-0004
(Registrant’s Telephone Number, including Area Code)

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

As of November 14, 2007, there were 253,295,702 shares of the issuer's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

INDEX PAGE

Page
Forward Looking Statements

PART I -- OTHER INFORMATION

Item 1 - Financial Statements*
Consolidated Balance Sheets September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3
Consolidated Statements of Operations for the nine and three months ended September 30, 2007 and 2006 Unaudited	4
Consolidated Statements of Cash Flows for the nine and three months ended September 30, 2007 and 2006 Unaudited	5
Notes to the Unaudited Consolidated Financial Statements	8
Item 2 - Management's Discussion and Analysis or Plan of Operation	15
Item 3 - Controls and Procedures	20

PART II -- OTHER INFORMATION

Item 4 - Submission of Matters to A Vote of Security Holders	21
Item 6 - Exhibits	21
SIGNATURES	22

* The Balance Sheet at December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,099,033	$2,385,668
Accounts receivable	69,663	912,329
Inventory	591,288	229,718
Prepaid expenses and other current assets	150,127	139,933
Total current assets	1,910,111	3,667,648
Property and equipment, net	555,891	712,349
Deferred financing costs, net	927,602	891,004
Prepaid licensing fees	39,604	158,402
Total assets	$3,433,208	$5,429,403
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$912,892	$1,102,346
Accrued expenses and other current liabilities	480,285	368,599
Convertible debt, current portion (net of discount of $1,417,945 and $4,670,399)	304,685	898,351
Total current liabilities	1,697,862	2,369,296
NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $5,991,820 and $1,790,892)	1,508,180	265,308
Total liabilities	3,206,042	2,634,604
STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
1,250,000,000 shares and 500,000,000 authorized; 254,295,704 and 199,809,244
issued; 253,295,704 and 198,809,244 outstanding, respectively	254,296	199,809
Additional paid-in capital	110,972,937	101,740,382
Deficit accumulated during the development stage	(110,800,067)	(98,945,392)
Less: deferred compensation	-	-
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity	227,166	2,794,799
Total liabilities and stockholders' equity	$3,433,208	$5,429,403

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Cumulative From Inception to September 30,	Three Months Ended September 30,
	2007	2006	2007	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues (including $-0-, $325,000,$325,000, $-0-, and $-0-
from a related party)	$1,969,514	$903,399	$4,666,553	$33,330	$166,199
Less Cost of goods sold	1,493,110	664,277	3,745,705	80,881	233,569
Gross margin	476,404	239,122	920,848	(47,551)	(67,370)
Expenses
Research and Development	2,690,960	2,427,528	18,338,325	913,356	912,217
Less - Participation by the Office of the Chief Scientist of the State of Israel	-	-	558,195	-	-
	2,690,960	2,427,528	17,780,130	913,356	912,217
Operating, general and administrative expenses (1)	2,912,665	2,556,834	26,638,654	918,465	969,902
Stock based compensation - net	204,495	47,059	17,909,775	68,165	21,283
Total expenses	5,808,120	5,031,421	62,328,559	1,899,986	1,903,402
Other operating income - gain on sale of fixed assets - related party	179,755	-	179,755	-	-
Operating loss	(5,151,961)	(4,792,299)	(61,227,956)	(1,947,537)	(1,970,772)
Interest expense	(924,106)	(434,232)	(2,359,778)	(658,903)	(200,628)
Amortization of beneficial conversion feature of convertible debt	(2,622,325)	(1,534,612)	(11,249,690)	(1,464,043)	(991,184)
Amortization of deferred financing costs	(3,214,818)	(2,758,474)	(20,088,957)	(1,701,448)	(1,203,648)
Interest income	64,134	80,795	660,646	15,074	60,105
Loss on sale of fixed assets	(5,599)	-	(5,599)	-	-
Legal settlement	-	-	(1,512,500)	-	-
Noncash financing expense	-	-	(1,600,000)	-	-
Write-off of convertible note receivable	-	-	(490,000)	-	-
Company's share in net losses of affiliate	-	-	(1,352,207)	-	-
Loss before minority interest and extraordinary item	(11,854,675)	(9,438,822)	(99,226,041)	(5,756,857)	(4,306,127)
Minority interest in subsidiary loss	-	-	25,000	-	-
Loss before extraordinary item	(11,854,675)	(9,438,822)	(99,201,041)	(5,756,857)	(4,306,127)
Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)	-	-
Net loss	(11,854,675)	(9,438,822)	(108,979,208)	(5,756,857)	(4,306,127)
Deemed dividends on convertible preferred stock	-	-	(1,820,859)	-	-
Net loss attributable to common stockholders	$(11,854,675)	$(9,438,822)	$(110,800,067)	$(5,756,857)	$(4,306,127)
Basic and diluted loss per share:
Net loss before extraordinary item	$(0.05)	$(0.06)	$	$(0.02)	$(0.03)
Extraordinary loss from extinguishment of debt	-	-		-	-
Net loss	$(0.05)	$(0.06)	$	$(0.02)	$(0.03)
Weighted average number of shares outstanding	236,977,224	168,805,865		253,295,705	171,706,891
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192	$-	$-
Operating, general and administrative, net	204,495	47,059	16,455,583	68,165	21,283
	$204,495	$47,059	$17,909,775	$68,165	$21,283

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Cumulative From Inception to September 30,
	2007	2006	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,854,675)	$(9,438,822)	$(108,979,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,159	258,068	1,426,048
Amortization of deferred financing costs	3,214,818	2,758,474	19,444,086
Amortization of beneficial conversion feature of convertible debt	2,622,325	1,534,612	11,249,690
Accretion of interest on notes payable	-	144,333	144,333
Write-off of stockholder advance to revenue	-		(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	451,727	315,054	32,003,206
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	(174,156)	-	(154,021)
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	842,666	(165,802)	(49,138)
Inventory	(361,570)	142,153	(591,288)
Prepaid expenses and other current assets	(10,194)	74,425	(81,422)
Prepaid licensing fees	118,798	59,401	95,396
Accounts payable	(189,454)	(96,515)	1,189,187
Accrued expenses and other current liabilities	111,686	(377,551)	630,941
Net cash used in operating activities	(4,948,869)	(4,792,170)	(40,349,312)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(143,542)	(262,492)	(2,200,215)
Proceeds from sale of fixed assets	194,997	-	237,097
Loans to Officers	-	-	(2,137,677)
Repayment of loans to Officer	-	-	1,431,226
Net cash provided by (used in) investing activities	51,455	(262,492)	(4,279,569)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONTINUED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Cumulative From Inception to September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	84,680	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	11,500,000	2,000,000	14,860,000
Finance costs relating to issuance of notes payable	-	(212,500)	(212,500)
Proceeds from issuance of convertible debentures	-	10,000,000	28,455,133
Finance costs relating to issuance of convertible debentures	(620,000)	(1,014,400)	(1,634,400)
Repayment of convertible debentures	(3,269,220)	-	(3,269,220)
Repayment of notes payable	(4,000,000)	(2,144,333)	(6,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Increase (decrease) in short term bank credit	-	-	(32,004)
Public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)
Net cash provided by financing activities	3,610,780	8,713,447	45,727,915
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,286,635)	3,658,785	1,099,033
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,385,668	393,513	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,099,033	$4,052,298	$1,099,033
Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$2,633,040	$2,526,052
Issuance of common stock in lieu of interest	$247,232	$-
Issuance of warrants in connection with issuance of notes payable	$3,912,252	$5,983,927
Deemed dividends on convertible preferred stock	$-	$-	$1,820,859
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$615,025	$161,190

See Notes to Consolidated Financial Statements.

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

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the" Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The Company's future operations are dependent upon the generation of additional revenues and management's ability to find sources of additional funding. The Company needs to raise additional funds to continue to meet its liquidity needs, realize its business plan and maintain operations through the next twelve months. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any funding commitments from any persons, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company funded its operating cash flow deficit during fiscal year 2006 from the proceeds of its private placement of convertible debentures that were placed in May 2006.  Such net proceeds totaled $8.986 million. On June 1, 2007, the Company borrowed $4 million from an institutional investor and in July 2007, the Company raised additional net proceeds of approximately $2.83 million from the proceeds of the private placement as more fully described in Notes 6 and Note 7. The Company also generated revenues of approximately $1.97 million during the nine months ended September 30, 2007. Additionally, in November 2007, the Company raised an additional $2.5 million as more fully described in Note 10 below.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2007	2006
Stock options	22,964,500	23,033,250
Warrants	278,164,999	120,672,504
Convertible debentures	110,604,200	56,613,000

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Hardware	$1,883,612	$557,997
Software and services	85,902	345,402
	$1,969,514	$903,399

One customer accounted for 97% and 92% of the hardware revenue for the 2007 and 2006 periods.  Software and service revenues in 2006 include $325,000 from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of the Company (see Note 9).

Revenues for the three months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Hardware	$32,130	$157,999
Software and services	1,200	8,200
	$33,330	$166,199

One customer accounted for 100% and 71% of the hardware revenue for the 2007 and 2006 periods.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Raw materials	$265,686	$206,791
Finished goods	325,602	22,927
	$591,288	$229,718

NOTE 6 - SHORT TERM LOAN

On June 1, 2007, the Company borrowed $4 million from an institutional investor pursuant to a loan agreement.  The loan was evidenced by an unsecured promissory note which accrued interest at the rate of 8% per annum.  The principal and interest were paid out of the proceeds of the 2007 Private Placement referred to in Note 7(iii) below.

NOTE 7 - CONVERTIBLE DEBT FINANCINGS

(i) In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures are convertible into shares of Common Stock at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). As of September 30, 2007 and December 31, 2006, principal of $330,000 of the 2004 Debentures remained outstanding.

For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. The discounts are being amortized to the date of maturity unless converted earlier.  Amortization totaled $82,294, $27,746, $622,951 and $55,151 for the nine and three months ended September 30, 2007 and 2006, respectively.

(ii) In May 2006, the Company raised net proceeds of $8.986 million in a private placement of $10,000,000 in principal amount of its two-year 8% Convertible Debentures (the "2006 Debentures"). Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of the Company's Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.25.

At the option of the holder, the 2006 Debentures are convertible into shares of Common Stock at a conversion rate of $0.15 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger).Commencing on the first business day in September 2006 and on the first business day of each month thereafter, the Company is required to repay 4.77% of the aggregate principal amount of the Convertible Debentures that was originally issued together with all accrued interest due and payable up to such repayment date. At the option of the Company, the amount may be paid either in(i) shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then an effective registration statement covering the resale of the Common Stock underlying the 2006Debentures and the accompanying warrants (the "Registration Statement") or (ii) cash, at 110% of the principal amount due and100% of all other amounts due. The Registration Statement is currently effective. It will be assumed that the Company is electing to make such payment in shares unless the Company gives written notice of its intention to make payment in cash. If the closing sale price of the Company’s Common Stock as quoted on the Over-The-Counter Bulletin Board is more than $0.60 (which amount may be adjusted for certain capital events, such as stock split or merger) on each of fifteen consecutive trading days, then, under certain conditions, the Company is entitled to require the holders of the 2006 Debentures to convert all or a part of the outstanding principal amount of the 2006 Debentures.

To secure the Company’s obligations under the 2006 Debentures, the Company originally granted to the holders of the 2006 Debentures a security interest in substantially all of its intellectual property. Under the agreements with the investors, the security interest terminates upon the earlier of (i) the date on which the aggregate principal amount of all outstanding debentures is $2,500,000 or less, or (ii) the payment and performance of all of the Company's obligations under the 2006 Debenture transaction documents. The Company used a portion of the  proceeds of the short-term loan referred to in Note 6 above (Short-Term Loan) to pay down the principal amount to $2,270,310 as of July 2, 2007 and, accordingly, the security interest in favor of these investors was terminated. As of September 30, 2007, the aggregate outstanding principal amount of the 2006 Debentures was $1,392,630.

In connection with the placement of the Debentures, the Company paid to a registered broker dealer that acted as placement agent a cash fee of $935,000, agreed to pay 10% of the proceeds realized in the future from exercise of warrants issued to the2006 Debentures investors, and issued warrants  consisting of (x) warrants to purchase an aggregate of 6,666,667 shares of Common Stock having an initial exercise price equal to $0.15, (y) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.20, and (z) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.25. Except as specifically noted, these warrants otherwise are on substantially the same terms and conditions as the investor warrants.

For financial reporting purposes, the Company recorded a discount of $4,862,878 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $5,137,122 to reflect the beneficial conversion feature of the 2006 Debentures.

The discounts are being amortized to the date of maturity unless converted earlier. Amortization totaled $4,961,015, $2,732,315, $2,389,453 and $1,876,526 for the nine and three months ended September 30, 2007 and 2006, respectively.

(iii) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the " Purchase Agreement") with an institutional investor (the “Investor”) pursuant to which the Investor purchased the Company’s Senior Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The Company received net proceeds of $2.83 million after repayment of the loan referred to above and certain closing related expenses.

The Note has a term of three years and becomes fully due on July 31, 2010.  Interest on the outstanding principal amount of the Note begins to accrue on the first year anniversary of issuance at a per annum rate of 8%, payable quarterly beginning September 30, 2008. At the option of the Company, interest payments on the Note are payable either in cash or in registered shares of Common Stock, subject to certain conditions as specified in the Note. In the event that interest is paid in Common Stock, the shares of Common Stock will be valued at 90% of the volume weighted average price for the 10 trading days preceding the date of payment.  The outstanding principal amount of the Note was originally convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.075 per share of Common Stock, subject to certain adjustments. In the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued, subject to certain exempt issuances.  Amounts payable under the Note are secured by the assets of the Company.

Under certain conditions, the Company is entitled to require the Note holder to convert all or a part of the outstanding principal amount of the Notes. If the closing sale price of the Company's Common Stock as quoted on the OTC Bulletin Board is more than $0.375 (which amount may be adjusted for certain capital events, such as stock splits) on each of fifteen consecutive trading days, then, subject to the conditions specified below, within five trading days after the last day in such period, the Company may, at its option (exercised by written notice to the holders of the Notes), require investors to convert all or any part of their Notes on or before a specified date. Conversion on the date specified shall be at the conversion price then in effect. The Note holder may continue to convert its note after the Company gives such notice. This right is available only if, on the date the Company gives notice of mandatory conversion and on each trading day thereafter through and including the date of mandatory conversion specified in the original notice from the Company, a registration statement covering the resale of the Common Stock underlying these securities is effective.

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

Pursuant to the Securities Purchase Agreement, the Company issued Common Stock Purchase Warrants (the "Warrants") to the Investor, exercisable from the earlier of the (i) first anniversary of issuance and (ii) the effectiveness of the Registration statement through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock (the "Share Amount"), of which warrants for 50,000,000 shares (“Class A Warrants”) were originally at an exercise price of $0.06 per share and warrants for 100,000,000 shares (“Class B Warrants”) were originally at an exercise price of $0.075 (in each case the "Exercise Price"). The Warrants contain provisions to adjust the Exercise Price and the Share Amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable Exercise Price, in which case (i) the Exercise Price shall be reduced to the price at which such Common Stock was issued and (ii) the Share Amount shall be increased such that the aggregate Exercise Price payable, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment. The Warrants also may be exercised on a cashless basis on or after the first anniversary of their issuance if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of the Warrants.

In connection with the financing, the Company paid fees to a placement agent of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.075.

For financial reporting purposes, the Company recorded a discount of $3,790,023 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $2,290,023 to reflect the beneficial conversion feature of the 2007 Convertible Promissory Notes.

The discounts are being amortized to the date of maturity unless converted earlier. Amortization totaled $88,227 for the nine and three months ended September 30, 2007.

In connection with the additional purchase by this institutional investor in November 2007 of the Company’s Senior Secured Promissory Note in the principal amount of $2,500,000, the initial conversion price on the July 07 Note was adjusted to $0.045, the exercise price on the Class A Warrants was adjusted to $0.045 and the 16.6 million of the placement agent warrants was adjusted to $0.045, and the Class B Warrants was adjusted to $0.05. See Note 10.

NOTE 8 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On May 24, 2007, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue up to 750,000,000 shares.  Thereafter, on September 21, 2007, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue up to 1,250,000,000 shares.

Debenture Conversions

In January though June 2007, principal in the amount of $2,633,040 of the 2006 Debentures was converted into approximately 49.9 million shares of Common Stock. In January though June 2007, interest on the 2006 Debentures of $247,233 was converted into approximately 4.5 million shares of Common Stock. There were no additional conversions in the three months ended September 30, 2007.

Stock Options

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

On January 27, 2006, Con Edison and Ambient entered into an agreement with NYSERDA (the New York State Energy Research and Development Authority) (the "NYSERDA Agreement") pursuant to which they undertook to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures and related activities, for which ConEdison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Research and Development Agreement to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement. In the amendment, Con Edison and Ambient certified the completion of the Small Field Trial Phase, agreed that the$325,000 advance, recorded in 2006, owing from Ambient to Con Edison was subsumed into the revenue royalty granted to ConEdison in the Research and Development Agreement, and agreed to move forward to an Advanced Grid Management Pilot Phase that encompassed the statement of work contained in the NYSERDA Agreement. Additionally, in the amendment, Con Edison committed to remit to the Company not less than $180,000 of the grant monies received from NYSERDA to compensate Ambient for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation created by the New York State Legislature to administer the State's energy program.

Con Edison advanced $325,000 to the Company, which would only be repayable if the Small Field Trial Phase, as defined therein, was deemed unsuccessful; the small field trial phase was deemed successful and the $325,000 advance was recorded as revenue by Ambient during the first quarter 2006.

In March 2007, the Company sold equipment for a gain of $179,755.  The gain resulted from grant monies received from ConEdison in order to compensate the Company for its equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NOTE 10 - SUBSEQUENT EVENT

On November 1, 2007, the Company entered into a Securities Purchase Agreement (the "November 07 Purchase Agreement") with the institutional investor referred to in Note 7(iii) pursuant to which the Investor purchased the Company’s Senior Secured Convertible Promissory Note in the aggregate principal amount of $2,500,000 (the “November 07 Note”). The November 07 Purchase Agreement pursuant to which the Investor purchased from the Company November 07 Note is substantially similar to the Purchase Agreement referred to in Note 7(iii), except as noted below.

Amounts owing under the Note are secured by the Security Agreement entered into by the Company and the Purchaser in July 2007 in connection with the Purchase Agreement.

The Note has a term of three years and comes due on November 1, 2010.  Interest on the outstanding principal amount of the Note begins to accrue on the first anniversary of issuance at a per annum rate of 8%, payable quarterly beginning September 30, 2008. At the option of the Company, interest payments on the Note are payable either in cash or in registered shares of common stock, par value $0.001 (the “Common Stock”), subject to certain conditions as specified in the Notes. In the event that interest is paid in Common Stock, the shares of Common Stock will be valued at 90% of the volume weighted average price for the 10 trading days preceding the date of payment.  The outstanding principal amount of the Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.045 per share of common stock, or initially 55,555,556 shares of Common Stock, subject to certain adjustments. In the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, the conversion price shall be immediately adjusted to the price at which such Common Stock was issued, subject to certain exempt issuances. The Securities Purchase Agreement contains customary events of default and affirmative and negative covenants for transactions of this nature.  Upon an event of default, the outstanding principal of the Note plus all accrued and unpaid interest shall become immediately due and payable.

The Note is redeemable at the holder’s option at 110% of the principal and accrued interest in the event of certain change of control transactions, and is redeemable at the holder’s option at 120% of the principal and accrued interest in the event of certain other triggering events, including (without limitation) events of default and certain other events that would impact the Holder’s ability to publicly re-sell the Common Stock issuable upon conversion of the Notes.

The Company issued Common Stock Purchase Warrants to the Investor. The Common Stock Purchase Warrants (the "Warrants") are exercisable from the earlier of the (i) first anniversary of issuance and (ii) the effectiveness of the Registration statement through October 31, 2012 to purchase initially up to 83,333,334 shares of Common Stock (the "Share Amount"), of which warrants for 27,777,778 shares are at an exercise price of $0.045 per share and warrants for 55,555,556 shares are at an exercise price of $0.05 (in each case the "Exercise Price"). The Warrants contain provisions to adjust the Exercise Price and the Share Amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable Exercise Price, in which case (i) the Exercise Price shall be reduced to the price at which such Common Stock was issued and (ii) the Share Amount shall be increased such that the aggregate Exercise Price payable, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment. The Warrants also may be exercised on a cashless basis on or after the first anniversary of their issuance if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of the Warrants.

In connection with the investment, the Company and the Purchaser amended the Purchase Agreement to adjust the conversion price of the July 07 Note to $0.045, to adjust the exercise price of the Class A Warrants and the placement agent warrants to $0.045 (with respect to Warrants for 66,600,000 shares of Common Stock) and Class B Warrants to $0.05 (with respect to warrants for 100,000,000 shares of Common Stock).

In connection with consummating the financing pursuant to the Securities Purchase Agreement, the Company agreed to issue Common Stock purchase warrants to a placement agent to purchase up to 11,666,667 shares of the Company's Common Stock at a per share exercise price of $0.045.

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

For several decades utilities have used their distribution networks to carry low-speed data for some monitoring and control functions. The development of effective coupling technologies and the resolution of major regulatory obstacles has enabled the deployment of high-speed BPL networks that enhance these existing applications and make practical a host of new ones. The combination of an IP based connection at any point on the distribution network, coupled with a variety of sensing and control devices, has come to be known as the "Smart Grid." BPL enabled Smart Grid applications such as Advanced Metering, Real Time Pricing, Demand Side Management and Direct Load Control will enable economic and operational benefits for utilities. The physical medium of the network provides a direct connection to each end user with limited or no additional wiring required, thereby solving the problem often referred to as the "last mile” and the “last 100 yards.” High-speed BPL would not require additional wiring within the user's premises but only the use of a modem or premise unit, making BPL networks well suited to home networking or multi-dwelling unit (MDU) broadband access applications.

We have developed and patented BPL technology devices, and as of September 2007, we hold 17 patents in key BPL technologies with several other patent applications allowed, pending, or under review. Our products incorporate state of the art BPL chipset technology and consumer modems. Ambient has designed our equipment for cost effective volume manufacturing, and we have secured reliable, scalable production sources. Ambient's next generation X² BPL Access Node has been certified fully compliant with current FCC rules and requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key IEEE BPL safety and standardization committees.

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

Critical to the commercialization of our BPL technology, in September 2006, we received a grant of BPL Equipment Authorization from the Federal Communications Commission for our second-generation X² BPL Access Node. This certification allows us to market, sell and install our newest generation of nodes for commercial deployments nationwide. In August 2007, we received an addition to our grant of BPL Equipment Authorization allowing our BPL systems to be commercially deployed with both Ambient inductive couplers as well as Arteche capacitive couplers on medium voltage electrical distribution lines, increasing Ambient’s flexibility in network design.

In September 2006, we began the expansion of our BPL network at Duke Energy Corporation in Charlotte, North Carolina to an initial pilot of approximately 6,000 homes. Our goal is to integrate our newest FCC-certified node, our next-generation couplers, alternative couplers, and additional equipment to deliver a comprehensive BPL communication network to our customer. The network will be managed by the latest version of the Company’s network management system know as AmbientNMS. In August 2007, we and the utility revised the deployment plan in an effort to reduce the potential for damage to the network during electrical storms. The revised deployment plan includes the integration of alternative couplers, such as capacitive, and additional equipment, such as surge protection devices, on the overhead portion of the network.

In 2006, other pilots and trials also advanced to their next stages. In January 2006, we successfully completed field trials and entered into an agreement with Consolidated Edison and the New York State Energy Research and Development Authority to begin an Advanced Grid Management Pilot Phase, generating $325,000 of first quarter income. After an extended evaluation period, Ambient and San Diego Gas & Electric (SDG&E) have concluded our BPL demonstration. While the pilot demonstration has concluded with SDG&E, we believe that Ambient’s experience and BPL technology will favorably position us should SDG&E decide to proceed with Smart Grid utility applications in the future. We continue to operate pilots, with Akron, Ohio based FirstEnergy Service Company for a residential BPL network covering several hundred homes in Ohio and managed by AmbientNMS, and a Smart Grid utility applications pilot program with Entergy Corporation in Little Rock, Arkansas. We also continued to run , on a smaller scale residential and MDU BPL networks.

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

Aided by our partnerships and strategic relationships, and subject to raising additional working capital, we continue the development of the next generation of BPL equipment and technology, including our network management system, AmbientNMS, and to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. In addition, we will continue to pursue a role as a leading BPL systems designer, integrator, and coordinator to position Ambient to generate revenue from all phases of a BPL deployment. We intend to continue to drive industry standardization efforts through participatory roles in industry associations such as the United Power Line Council, and the GridWise Alliance and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

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

As of September 30, 2007, we had an accumulated deficit of approximately $111 million (which includes approximately $62.9 million in stock-based charges and other non-cash charges).

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

STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted SFAS Statement of Financial Accounting Standards Statement No. 123(R) "Share Based Payment" ("SFAS 123(R)” utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No.123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At September 31, 2007, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE. Revenues for the nine and three months ended September 30, 2007 were $1,969,514 and $33,330, respectively. Revenues for the corresponding periods in and 2006 were $903,399 and $166,199 respectively. Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2005. Revenues for the nine months ended September 30 2007 and 2006 period related to the sales of equipment totaled $1,883,612 and $557,997, respectively.  Revenues from the sale of software and related network design and installation services for the nine months ended September 30, 2007 and the 2006 period totaled $85,902 and $345,402, respectively.  The 2006 period included the recording as revenue of a $325,000 advance received from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of Ambient in connection with the initial feasibility trial of BPL technology.

COST OF GOODS SOLD. Cost of goods sold for the nine and three months ended September 30, 2007 were $1,493,110 and $80,881, respectively. Cost of goods sold during the corresponding periods in 2006 were $664,277 and $233,569, respectively.  Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs and salaries and related expenses for personnel. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. The write downs for 2007 are largely attributed to obsolescence of first generation BPL equipment which has been upgraded and deployed through pilots and trials.

GROSS MARGIN. Gross margin for the nine and three months ended September 30, 2007 were $476,404 and a loss of $47,551, respectively. Gross margins for the corresponding periods in 2006 were $239,122 and a loss of $67,370, respectively. Gross margin for the 2006 period included the $325,000 of revenue from Con Edison that had no associated costs. Upon successful completion of the feasibility trial, first initiated in 2002, the $325,000 advance owing from the Company to Con Edison was not required to be repaid and thus was included in revenue.

The gross margin on hardware sales amounted to $403,855 and a loss of $99,508 for the nine months ended September 30, 2007 and 2006, respectively.  Gross margins on hardware sales in 2007 and 2006 were affected by early stage low volume pricing as well as inventory markdowns.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our BPL Solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2007 were $2,690,960 and $913,356, respectively. Research and development expenses during the corresponding periods in 2006 were $2,427,528 and $912,217, respectively. The increase in research and development expenses during the 2007 periods is primarily attributable to an increase in personnel and development efforts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the nine and three months ended September 30, 2007 were $2,912,665 and $918,465, respectively. General and administrative expenses during the corresponding periods in 2006 were $2,556,834 and $969,902, respectively.

OTHER OPERATING EXPENSES. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the nine and three months ended September 30, 2007, we incurred non-cash stock-based compensation expense of $204,495 and $68,165, respectively. Other operating expenses during the corresponding periods in 2006 were $47,059 and $21,283.

OTHER OPERATING INCOME.  For the nine and three months ended September 30, 2007, other operating income totaled $179,755 and $0, respectively. Other operating income during the corresponding periods in 2006 were $0, and $0 respectively, In March 2007, the Company sold equipment for a gain of $179,755. The gain resulting from grant monies received from Con Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NONCASH EXPENSES. For the nine and three months ended September 30, 2007, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $5,837,143 and $3,160,349, respectively.  Noncash expenses for the corresponding periods in 2006 were $4,293,086 and $2,194,832, respectively.

The non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our 8% Convertible Debentures, which were issued in July 2007 and May 2006, our 6% Convertible Debentures, which were issued in December 2004, and deferred financing costs on certain bridge loan financing that was completed during the first quarter of 2006.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the nine and three months ended September 30, 2007, we incurred interest of $924,106 and $658,903, respectively.  Interest expenses for the corresponding periods in 2006 were $434,232 and $200,628, respectively The interest relates primarily to our 8% Convertible Debentures, which were issued in May 2006 and our 6% Convertible Debentures, which were issued in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,099,033 at September 30, 2007 and $2,385,668 at December 31, 2006.

Net cash used in operating activities for the nine months ended September 30, 2007 was $4,948,869 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilots and to further prepare for the commercialization phase of our BPL Solutions. Our inventory was valued at $591,288 as of September 30, 2007.

Net cash from investing activities totaled $51,455 during the nine months ended September 30, 2007.  Proceeds from the sale of fixed assets totaled $194,997 and we purchased property and equipment in the amount of $143,542.

Net cash from financing activities totaled $3,610,780.  From inception through September 30, 2007, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

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

In May 2006, we raised $10 million from the private placement to certain accredited institutional and individual investors of our 8% Convertible Debentures (“2006 Convertible Debentures”). We received net proceeds of approximately $6.85 million after payment of offering related fees and expenses and outstanding short-term loans. Commencing on the first business day in September 2006 and on the first business day on each month thereafter, we are required to prepay 4.77% of the principal amount of the 2006 Convertible Debentures originally issued, but not more than the then outstanding principal amount, together with all accrued interest due and payable up to such repayment date. At our option the amount may be paid either (i) in shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date, but only if at the time of payment a registration statement (the “Registration Statement”) covering the resale of the Common Stock underlying the 2006 Convertible Debentures and the warrants is then effective or (ii) in cash, at 110% of the principal amount due and 100% of all other amounts due. The Registration Statement is currently effective.  All principal reductions and interest through May 31, 2007 were satisfied by the issuances of shares of our common stock.  Commencing June 1, 2007,we have been paying the required monthly amounts in cash.

In June 2007, we entered into a loan agreement with an institutional investor pursuant to which we borrowed $4,000,000. The outstanding principal and on this loan was satisfied from the proceeds of the 2007 Note referred to below.

In July 2007, we raised gross proceeds of $7,500,000 from the private placement to the investor who advanced to us the short-term loan in June 2007 of our three year 8% Senior Secured Convertible Note. At closing, we received net proceeds of approximately $2.83 million. The investor in this private placement has a lien on all of our assets. In November 2007, we raised additional gross proceeds of $2,500,000 from this investor upon its purchase of a three year Senior Secured Note that is in all material respects identical to the note that was purchased in July 2007.

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

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 21, 2007, we held a special meeting of our stockholder where the stockholders considered a proposal to increase 1,250,000,000 the number of authorized shares of Common Stock that our company is authorized to issue from time to time.  stockholders. The vote tally was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
179,695,233	42,585,495	943,623	0

The Proposal received the requisite number of votes and were approved.

ITEM 6.

EXHIBITS

Exhibit No.	Description
4.1	Senior Secured Convertible Promissory Note due July 31, 2010. (1)
4.2	Common Stock Purchase Warrant (Series A). (1)
4.3	Common Stock Purchase Warrant (Series B). (1)
10.1	Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (1)
10.2	Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (1)
10.3	Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (1)
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

 (1) Incorporated by reference to our Current Report on Form 8-K filed on July 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed by the undersigned thereunto duly authorized.

AMBIENT CORPORATION

Dated: November 14, 2007	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)