Form 10KSB
period 2007-12-31
AMBIENT CORP /NY
filed 2008-04-07
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

AMBIENT CORPORATION

(Name of small business issuer in its charter)

———————

Delaware	0-23723	98-0166007
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

79 CHAPEL STREET, NEWTON, MASSACHUSETTS 02458

(Address of Principal Executive Office) (Zip Code)

617-332-0004

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The issuer's revenues for the year ended December 31, 2007: $2,264,978

As of April 4, 2008, there were 254,615,704 outstanding shares of the issuer's Common Stock, and the aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $6.7 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2008 annual meeting of stockholders, are incorporated by reference in Item 5 of Part II and  Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

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

ITEM 1.

DESCRIPTION OF BUSINESS

INTRODUCTION

Ambient Corporation is a pioneering integrator of power line based communications platforms, creating high-speed data communications networks over existing medium and low-voltage distribution lines thereby enabling what is known as the “smart grid”.  The Ambient Smart Grid ™ facilitates a two-way, real-time communications network to serve the “last mile” backhaul, necessary for utilities to implement smart grid applications such as Advanced Meter Reading (AMR), real-time pricing, Demand Side Management (DSM) and direct load control.   When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately utility customers.

Dating back to 2000, Ambient has focused on developing communication platforms to enable utility applications over the existing power line infrastructure, initially using proprietary Broadband over Power Line (BPL) technology based upon a first generation 45 Mbps chipset designed by Design of Systems on Silicon (DS2), a leader in the development of BPL chipsets. Throughout the past seven years, Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure. In 2004, we upgraded our platform to include the DS2 designed 200 Mbps chipset that allowed for a more robust communication network. In 2005, with the integration of wireless communications in our nodes, we leveraged the advantages of using multiple communications technologies in our solution.  In 2006, Ambient’s communication platform, including our second generation of the Ambient Node, received FCC approval.  In 2007, Ambient integrated both voltage sensing and current sensing capabilities into our products, allowing nodes to provide power quality data back to the utility.

Due to the natural evolution of our product offerings, trademarked as Ambient Smart Grid™ solution, our nodes presently incorporate a wide range of technologies including but not limited to BPL, to deliver a smart grid communication network. Ambient Smart Grid™ communications platform incorporates specific Ambient Smart Grid™ utility applications, focused on delivering to a utility real-time operational picture of infrastructure performance and condition.

We are presently conducting pilot demonstrations and deployments for the purpose of advancing the Ambient’s Smart Grid™ platform with major electric utilities including Duke Energy, Consolidated Edison, FirstEnergy and Entergy. We continue to enhance and extend our network design expertise, our hardware and software technologies, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ deployments.

Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations, and has maintained strategic relationships with leading suppliers of critical communication components.

Our goal is to become a leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communications networks, taking responsibility for overall design, providing hardware and software, installation support, operator training and network management of the utilities next generation digital distribution grid. The "Risk Factors" starting on page 10 describe a number of risks that may impact our ability to achieve our goal.

Ambient was incorporated under the laws of the State of Delaware in June 1996.  To date, we have funded operations primarily through the sale of our securities, and we anticipate that we will have to continue to do so for the foreseeable future. We anticipate that we will continue to incur significant operating costs and losses in connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services.

INDUSTRY BACKGROUND

THE UTILITY’S DILEMMA

The existing electrical power distribution system is analog and is under increasing pressure to catch up to the digital economy for which it serves. Dedicated sensors and communications infrastructures are necessary components needed to monitor and manage the distribution grid allowing for the improvement of system wide efficiency and security. For several decades utilities have used their distribution networks to carry low-speed data for simple monitoring and control functions. Ambient has built upon this model by combining multiple high-speed Internet Protocol (IP)-based communications technologies to facilitate the needed migration to the next generation digital distribution grid and to solve some of the problems electric utilities and their customers face.

Electric utilities are under increasing economic, regulatory and societal pressure. Much of the aged infrastructure of the electrical distribution grid in the United States is near the end of its useful life span and needs to be better managed and perhaps eventually replaced.  Additionally, energy demand is increasing at double the rate of population growth, raising the pressure to build new generating capacity to serve peak demand. These factors are impinged by economic and regulatory factors, as well as by increasing environmental awareness to make new additions to traditional generating capacity increasingly unattractive.

Moving forward in the 21st century, utilities attach great importance to increasing operational efficiencies and modernizing the distribution grid as key components in addressing the issues raised above, but presently lack the needed supporting infrastructure. Recognizing the increasing environmental awareness, regulators and individual utilities want to create incentives for consumers to both conserve and shift usage away from periods of peak demand but require new tools to do so.  Determining the source of equipment failures and inefficiencies presently involve waiting for customers to call in and report outages. Meter reading and service changes are done by costly truck rolls to individual locations. Utilities pay much more for power at peak times but cannot communicate this variable pricing to most consumers to affect use patterns.

The Ambient Smart Grid™ communications platform enables the needed utility solutions that increase operational efficiency and improve security, by enabling the ability to monitor and control equipment, remotely read meters, and enable customers to make real-time price based usage decisions; and providing economic benefits for the grid operator, its users, and society as a whole.

AMBIENT SOLUTION

THE AMBIENT SMART GRID™ COMMUNICATIONS NETWORK

The Ambient Smart Grid™ communications solution is a modular network overlaid on the medium-voltage and low-voltage segments of the power distribution system allowing real-time insight into the operations of the electrical distribution grid while supporting any IP-based application. High-speed backhaul connections (which go to the Internet or to private networks) connect the Ambient Smart Grid™ network at any point along the medium voltage circuit allowing for IP data traffic to be carried, via a choice of multiple technologies including BPL, Wi-Fi, cellular, and/or low bit rate power line carrier (PLC).

To date, no single solution or technology exists which provides the necessary flexibility in a cost-effective solution enabling a comprehensive digital communications network, incorporating standards-based technologies. Ambient’s Smart Grid™ communications platform was developed specifically to fill this void and meet the utility’s needs by integrating various technologies within the Ambient platform.

Making up the Ambient platform are nodes configured to act as individual data processors and collectors that receive and transmit the Ambient Smart Grid™ communications signal from other networked devices including other nodes, couplers or end-user devices. Ambient's node can directly interface with any device with a serial or Ethernet port, and can deliver high-speed communications data  using existing and developing technologies including BPL, Wi-Fi, Cellular, low bit rate PLC or any combination of these communications protocols. Our node is a modular device that can be configured for different roles within the network. Nodes can repeat (regenerate) the signal, and accept backhaul connections (fiber, Ethernet, etc) or various end-user connections. Within the Ambient network, each node is individually addressed and can be remotely accessed to detect system status (such as power and low battery conditions) and perform management functions. Ambient’s nodes are built for use in the exposed electrical distribution grid and meet the necessary certifications.

Couplers are another key component of Ambient’s network for select applications.  Couplers  transfer the communications signal to and from medium voltage and low voltage power lines in a BPL or PLC network, and also serve to read, in real-time, the current of the electrical distribution grid. Since a single coupler cannot span this entire range of options, we have developed inductive couplers for medium voltage overhead and underground lines and inductive and capacitive couplers for low voltage applications.

To manage the large numbers of nodes, devices, and customers on a smart grid network, Ambient has developed a network management system, trademarked as AmbientNMS™.  AmbientNMS™ has a simple to use, browser-based interface and supports auto-discovery of network resources, VLANs, provisioning, multiple networks, event logging, data collection, alerts, reporting, and multiple levels of users and security. The AmbientNMS™ will continue to be enhanced with additional features and functionality.

Concerns with data security and data integrity are considered and addressed at all levels of the system. Safety and compliance with regulatory requirements are top priorities throughout the design, development, manufacture and deployment of all of our equipment. Our nodes are tested, and certified as complying to applicable United States and Canadian safety standards for information technology equipment. Our overhead couplers are tested to ANSI Standards for electrical power insulators and are designed for safe non-contact installation with either hot sticks or rubber gloves.

AMBIENT SMART GRID™ COMMUNICATIONS PLATFORM FUNCTIONALITY AND BENEFITS

Complete turnkey delivery. Ambient designs and builds the core network hardware and management software incorporating the leading smart grid and BPL technologies. Our familiarity with multiple communications architectures, hardware, and software requirements, coupled with pilot and then staged deployments supervised by experienced field engineers, provide us with the tools necessary for a successful rollout.

Flexible and expandable network architecture. An Ambient Smart Grid™ communications network permits sequential expansions corresponding to actual demand. When the network is first deployed, separate network elements can be “bridged” at specific points. As the network load increases, switches and/or routers can maximize the bandwidth available to each user. At higher subscriber densities, additional backhaul connectivity points may be added. By allowing utilities to build networks that provide just the capacity that is needed, as it is needed, we help our customers minimize initial installation costs, shorten the time between investment and realization of revenues, and reduce operations and maintenance expenses.

Outage detection and restoration confirmation. Rather than dedicated outage detection systems that employ either customer premise or service side equipment, the node is powered from the low voltage line itself and can be equipped with an optional battery which can help a utility pinpoint line outages and allow for continued node operation in the event of such a power outage. Access to the nodes in an outage scenario allows timely recognition of outage locations and provides invaluable input to the restoration process.

Support External Applications.  A high-speed Ambient Smart Grid™ enhances traditional low bandwidth, one-way applications such as meter reading.  In addition to the elimination of the labor required to visit every customer location each month, or the inaccuracies introduced by customer self-reporting, the constant real-time load data can enhance a utility's ability to balance its supply portfolio, improve its load profiling, and increase its knowledge of customer usage patterns. Meters that remotely turn service on or off can be deployed, eliminating the labor involved in this non-repair, non-revenue task. Additionally, real-time communications enabled by Ambient’s high-speed backhaul network allow utilities the flexibility to introduce time of use pricing models.

Utility operators are not limited to Advanced Meter Reading (AMR) and other applications at the end of the distribution grid. The Ambient Smart Grid™ platform transforms the distribution grid itself into a series of data points. Grid operators can monitor and communicate with nodes or IP-based equipment integrated at any point along the Ambient Smart Grid™ distribution network, which can range from Distributed Generation resources, Power Quality control devices, and a range of Demand Side Management and Demand Response applications. When couplers are integrated into the Ambient Smart Grid™ communications network, real-time information on the current of the distribution grid can be obtained in real-time enabling better energy management, predictive maintenance and less system down-time which can combine to reduce the need for additional generation facilities.

OUR STRATEGY

We intend to generate revenues from the design, sales, installation, and support of the necessary equipment and technologies, of the Ambient Smart Grid™ communications platform, and from licensing of our network management system, AmbientNMS™.  Our efforts are presently focused on attaining the following goals:

DEVELOP MARQUEE CUSTOMERS:

Ambient believes the industry will be driven by a few key early adopters who will set the stage for additional North American smart grid deployments.  Ambient has, and will continue to work closely with our key utility partners to develop an increasing value proposition for each utility’s unique needs and infrastructure.  Ambient  will focus engineering efforts on advancing our larger deployments which allow us to focus on more robust solutions and develop additional value-add, pushing the limits of the Ambient Smart Grid™.

EXPAND THE RANGE OF AMBIENT SMART GRID™ APPLICATIONS:

Applications create the need for the network, and thus our goal is to drive application development. While the Ambient Smart Grid™ communications network incorporates our voltage and current sensing capabilities and outage notification, we believe that growth in the smart grid communications industry will come primarily as utilities deploy and adopt smart grid applications. Applications such as AMR allowing for real-time pricing, DSM and direct load control  enabling reduction of electrical usage at critical times, will combine to necessitate the backhaul provided by our  Ambient Smart Grid™ network.  Ambient is currently piloting and deploying some of the aforementioned applications.

PURSUE OUR ROLE AS A PIONEERING SYSTEMS INTEGRATOR:

We are committed to developing our role as a leading supplier of turn-key smart grid communications networks, taking responsibility for network design, hardware  and software delivery, installation support, operator training and network management. Our familiarity with the architecture, hardware, and software requirements from years of close collaboration with major utility clients enable us to design each Ambient Smart Grid™ communications network from the ground up and to meet each utility’s requirements. Ambient designs, manufactures and markets all of the key hardware components of the Ambient Smart Grid™ networks. We have developed strategic relationships with key material and fabrication suppliers and put in place a reliable, scalable supply chain for timely delivery of the necessary hardware. Our technical personnel, including experienced field engineers, supervise pilot scale and larger deployments, ensuring successful Ambient Smart Grid™ rollouts. To manage communications networks we have developed, and continue to improve, our  network management software solution, AmbientNMS™.  AmbientNMS™ works with Ambient and non-Ambient hardware and is presently managing several networks. We intend to continue to develop and extend our network design expertise, as well as our hardware and software technology and our deployment and network management capabilities, to generate revenues from all phases of Ambient Smart Grid™ communication deployments.

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS:

Continued collaboration with suppliers and utility customers will continue to enhance our development and the commercialization of Ambient Smart Grid™ networks. To keep us on the cutting edge of new technologies, we maintain collaborative working relationships with leading suppliers of critical network components such as signal processing chips, wireless devices and consumer modems. To develop and demonstrate Ambient Smart Grid™ utility applications, and our network management system, AmbientNMS™, we have and continue to collaborate with major electric utilities to conduct field trials and pilot demonstrations.  We intend to strengthen these existing relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

LEAD INDUSTRY STANDARDIZATION EFFORTS:

We believe that open standards and interoperability will hasten the deployment of all smart grid technology and lead to greater success for both Ambient and the entire smart grid industry. We have driven industry standardization efforts through leadership roles in the major industry associations and standards setting organizations. Ambient is a founding member of the Universal Powerline Association (UPA), an association of industry players created to promote BPL global interoperability standards. We are also a member of the United Power Line Council (UPLC), an alliance of electric utilities and technology companies working together to drive standards development. Ram Rao, our Chief Technology Officer, is co-chair of the UPLC Technical Action Committee, and in 2007 we joined the GridWise Alliance, a consortium of public and private stakeholders who are aligned around the vision of a transformed electric system.

Ambient is actively participating in several ongoing standardization efforts to drive the development of safety, electromagnetic compatibility and system interoperability standards. Key Ambient technical personnel currently chair or participate in the following Institute of Electrical and Electronics Engineers (IEEE) working groups:  PLC Hardware Safety Working Subgroup (P1675), PLC EMC Working Group (P1775) and IEEE BPL PHY/MAC Working Group (P1901).

PILOTS, TRIALS AND DEPLOYMENTS

We are currently conducting field trials, pilot demonstrations, and deployments with major electric utilities in North America. These projects are directed towards a variety of goals including developing, integrating, and demonstrating Ambient Smart Grid™ utility applications as well as the incorporation of other communication interfaces within our product offering, and successful operation of our latest products, network platform and network management software. While a number of pilots continued to operate in 2007, the Company focused on the deployment and relationship with Duke Energy.

DUKE ENERGY CORPORATION

Duke Energy is a pioneer in smart grid deployments with their Utility of the Future initiative.  In 2005, Ambient entered into a pilot agreement to test the Ambient Smart Grid™ solution. After successful completion of a proof of concept phase, in January 2006, we entered into a pilot demonstration agreement to build a BPL network servicing over 500 homes. The pilot network was an important test for our newly developed AmbientNMS™ and generated approximately $508,000 in revenue from the sale of Ambient Smart Grid™ communications equipment and services. In September 2006, we entered into a Commercial Deployment Agreement which generated approximately $3,500,000 to deploy Ambient’s solution in the Charlotte, N.C. area.

On April 1, 2008 Ambient furthered its relationship with Duke Energy by executing a second Commercial Deployment Agreement to serve 50,000 end points.

CONSOLIDATED EDISON COMPANY OF NEW YORK (Con Edison):

Con Edison of New York provides electric service to approximately 3.2 million customers in New York City and Westchester County.  Con Edison also provides steam service in parts of Manhattan. Orange & Rockland is a wholly owned subsidiary of Con Edison that provides electric service to 300,000 customers in southeastern New York and adjacent areas of northern New Jersey and eastern Pennsylvania and gas service to more than 126,000 customers in southeastern New York and adjacent areas of eastern Pennsylvania.

In 2002, Con Edison began a feasibility trial of BPL technology located in Westchester N.Y.   In 2004, Ambient and Con Edison, began conducting phased development trials of utility service and management applications. In January 2006, Ambient and Con Edison successfully completed the Small Field Trial Phase, and entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA) to move forward to an Advanced Grid Management Pilot Phase.  NYSERDA is a public benefit corporation that funds research into energy supply and efficiency, and provided partial funding for the project through a $200,000 grant to Con Edison.  During the second quarter of 2007, this deployment was upgraded to a higher speed network, which included the functionality to monitor current and voltage with the latest version of AmbientNMS™.

Ambient’s deployment in Westchester County is our most substantial with Con Edison and has been used as a test bed to develop and test alternative communications capabilities for Ambient’s hybrid communications network. Some of our initial test projects undertaken are still in operation, but are not a focus for Ambient  at this time. These projects include substation monitoring at Orange & Rockland, a wholly owned subsidiary of Consolidated Edison, a Multiple Dwelling Unit (MDU) in Manhattan with 216 apartments and VoIP communications in Con Edison's First Avenue steam tunnel in Manhattan, New York.

OTHER UTILITY PROJECTS:

In 2006, we entered into deployment agreements with two additional utility customers; Akron, Ohio-based FirstEnergy with subsidiaries and affiliates involved in the generation, transmission and distribution of electricity, serving 4.5 million customers in Ohio, Pennsylvania and New Jersey, and with Entergy Corporation, an integrated generating and distribution firm serving 2.7 million customers in Arkansas, Louisiana, Mississippi and Texas. The deployments, which are conducted in Akron, Ohio and Little Rock, Arkansas, respectively, are both small pilots that are ongoing.   Our pilot demonstration deployment with San Diego Gas & Electric Company (SDG&E) pilot, initiated in July 2005, was completed in September 2007.

KEY ALLIANCES

In addition to working closely with our electric utility customers, we have cultivated, maintained and grown collaborative working relationships with leading suppliers of the critical components necessary for Ambient Smart Grid™ solutions. These relationships along with the advancements of our technology have provided us with the means of significant scalability.

In 2001, we entered into a licensing agreement with Design of Systems on Silicon S.A. (DS2), a leader in the development of BPL chipset, to incorporate DS2's chipsets and software into our BPL products.  In January 2004, we entered into a new five-year agreement that strengthens and builds upon this relationship. In 2006, we extended the agreement for an additional five years in order to continue working with DS2 in further developing its technology, and have integrated DS2's 200 Mbps chipsets into our BPL products. In 2007, DS2 announced their next-generation chipset of 400 Mbps, to be commonly available in 2009, continuing their marketplace leadership.

In October of 2006, we entered into a Memorandum of Understanding with CTS Corporation, a New York Stock Exchange company and a provider of electronic manufacturing services with multi-national / multi-plant capabilities, for volume production of our X-series Nodes. Under the Memorandum of Understanding, CTS will provide full turnkey electronics manufacturing solutions (EMS) and services, including printed circuit boards (PCB) assembly, box build integration and direct-ship logistics.

In 2007 we initiated collaborative efforts with  a pioneer in control networks, which connect machines and other electronic devices that can monitor and save energy, lower costs, improve productivity and enhance service, quality, safety and convenience for utilities, buildings, and industrial systems. Ambient looks to further such collaborative efforts to enhance our intelligent grid capabilities.  Ambient’s communications platform facilitates the delivery of data and information over the utility distribution grid from low-speed control networks and other devices allowing utilities the ability to enable such smart grid functionality as advanced metering, load profiles, remote disconnect/reconnect and more.  We believe that an enhanced utility automation suite of products is complementary with Ambient’s communications platform, and together such collaborative efforts will enable comprehensive offerings to utilities enabling a more efficient and clean platform for Ambient Smart Grid™ applications.

Ambient is continuously in talks with leaders in utility and communications services to keep Ambient’s solution at the cutting edge. Moving forward, we intend to continue leveraging our technology and distribution alliances along with value-add manufacturing services to ensure we are positioned to support continued large-scale rollouts of our products and technology, allowing us to ensure competitive pricing.

COMPETITION

Competition in our market involves rapidly changing technologies; evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner.

Our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Some of our potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than our Company.

PROPRIETARY RIGHTS

We have taken steps to ensure the protection of our internally developed intellectual property (IP) and to enhance our position of strength and leadership within the BPL industry. We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information.

Beginning with our initial filing for the inductive coupling of a data signal to a power transmission cable with the USPTO in 1999, we have made numerous additional filings in the United States and internationally to protect our technology and enhancements As of March 2008, we hold 19 patents, with more than 183 independent claims allowed, primarily relating to BPL and coupling technology and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We intend to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.

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

EMPLOYEES

We presently employ 28 full time employees, 26 of whom work out of our offices in Newton, Massachusetts. Two off site employees are field engineers dedicated to active network deployments.

ADVISORY BOARD

Ambient’s Advisory Board, chaired by former senator J. Bennett Johnston, who served on the Senate Energy and Natural Resources Committee his entire 24 years in the Senate, provides us with advice from a diverse group of experienced, knowledgeable business people and professionals. Our advisory board members spend much of their time in related and complementary business arenas, such as government policy, international relations, utility engineering, and law. They use their unique experiences, information, and perspectives to advise management in areas in which we may require assistance. Although our advisory board has no control or direct influence over our policies, management, or board of directors, they are from time-to-time a source of analysis, advice, recommendations, and support.

RESEARCH AND DEVELOPMENT

From the date of inception through December 31, 2007, we have incurred approximately $19.2 million of research and development expenses.  During our 2007 and 2006 fiscal years, we incurred approximately $3.5 and $3.5 million, respectively, on the research and development of our Ambient Smart Grid™ solutions.

GOVERNMENT REGULATIONS

CAPITALIZE ON EMERGING LEGISLATION

Within the past five months, the need for smart grid technologies and capabilities has been endorsed by the federal government with the passing of the 2007 Energy Bill, which included a smart grid provision allocating federal funds to smart grid projects, and mandating all utilities look at smart grid alternatives prior to building additional generation capacity. State governments are also beginning to mandate smart grid, including our home state of Massachusetts which passed a state energy bill which requires all utilities to build out .5% of their customers with smart grid functionality by 2009. It is our intention to take advantage of the emerging legislation to promote the Ambient Smart Grid™ platform.

Domestic and foreign regulations directly and indirectly affect the deployment of smart grid communications networks. Our utility customers and other providers of electric power are subject to significant governmental oversight and regulation, on both the state and federal level. Foreign utilities and other providers of electric power are also subject to significant governmental oversight and regulation in their respective home countries. Domestic and foreign regulations in the telecommunications field may affect portions of our deployments. Any of these regulations may inhibit, delay or preclude network deployments or require significant and limiting modifications to them. We are proactively addressing these regulatory challenges through participation in industry associations such as the Universal Powerline Association and the United Power Line Council, and standards setting organizations such as the Institute of Electrical and Electronics Engineers

Segments of Ambient Smart Grid™ solution incorporate BPL technology which has a long and unique regulatory history. In September 2006, the FCC certified our BPL technology and X² Node as being fully compliant with FCC rules and requirements for Access BPL equipment. FCC certification allows us to market, sell and install our newest generation of nodes for commercial deployments.

Further regulatory changes will certainly take places in the coming months and years. Through our participation in industry advocacy and standards groups, Ambient expects to be instrumental in driving this process forward and in benefiting from the results.

AVAILABLE INFORMATION

Our Internet website is located at http://www.ambientcorp.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

RISK FACTORS

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

OUR CONTRACTUAL RELATIONSHIP WITH DUKE ENERGY IS MATERIAL TO OUR SUCCESS, AND THE TERMINATION OF SUCH CONTRACT FOR ANY REASON MAY, ADVERSELY AFFECT OUR OPERATIONS AND PROSPECTS

Our business today  is largely dependent on the April 1, 2008 success of the Commercial Deployment Agreement with Duke Energy. We are focusing most of our time, attention and resources on performing our obligations under the Deployment Agreement.  The success of our endeavors with respect to the deployment is subject to several risks. We will need to raise additional funds to effectively and timely fulfill our obligations under the Deployment Agreement. We will need to secure additional employees, including engineers, to perform the agreement.  We also depend on third parties to deliver and support reliable components and enhance their current components to manufacture and assemble our end products.  In addition, the utility is entitled to terminate the Deployment Agreement for its convenience.

 If we are unable to raise the necessary funds or if we are unable to effectively manage and maintain our relationship with the utility and/or hire the needed personnel and/or obtain the components for manufacture and assembly and/or for any reason Duke terminates the Deployment Agreement, our business will be materially adversely affected in its ability to continue and our operations will be jeopardized.  Even if we are successful at performing the Deployment Agreement, we will likely need to secure contracts with this or other utilities to be able to continue our operations in the future, and there is no assurance that other utilities will adopt our smart grid technology or contract with us to provide our services to them.

WE NEED TO RAISE ADDITIONAL FUNDS TO SUPPORT OUR OPERATIONS AND IF WE FAIL TO DO SO WE MAY HAVE TO CEASE DOING BUSINESS.

As of December 31, 2007, we had available cash balances of $546,125 and as of April 4, 2008, we had available cash balances of approximately $1.5 million.  We will need to raise additional capital to satisfy our obligations under the existing contracts, pay existing current liabilities as they come due, as well as to meet our operating requirements.  While we have received a non-binding letter of intent for additional financing, at the present time, we have no commitments for financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.  Additional equity financings will require us to obtain stockholder approval to authorize more shares of stock which could be issued, and any shares issued would be dilutive to holders of our common stock.  Debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our common stock.

Our independent public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the years ended December 31, 2007 and 2006 relating to the uncertainty of our ability to continue as a going concern. Our auditors believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

A DEFAULT BY US UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES ISSUED IN 2007 AND 2008 WOULD ENABLE THE NOTE HOLDER TO TAKE CONTROL OF OUR ASSETS.

Between July 31, 2007 and January 15, 2008, we issued $12,500,000 in aggregate principal amount of our Secured Convertible Promissory Notes. The notes are scheduled to mature between July 2010 and January 2011.  A default by us under these notes would enable the holder to foreclose on our assets, including our intellectual property. Any foreclosure could force us to substantially curtail or cease our operations.

OTHERS MAY CHALLENGE OUR INTELLECTUAL PROPERTY RIGHTS WHICH MAY NEGATIVELY IMPACT OUR COMPETITIVE POSITION.

We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to the BPL portion of Ambient Smart Grid™ on the medium and low voltage distribution grid and for in-building wiring. Our expanding patent portfolio includes nineteen patents issued or allowed by the USPTO primarily relating to coupling technology, and we have several pending patent applications in the United States and in other jurisdictions. However, our Ambient Smart Grid™ solution includes several components and technologies for which we do not have patents.

While we rely on a combination of patents, copyrights, trade secrets, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights, it is possible that our rights relating to Ambient’s Smart Grid™ solution may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

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

OUR COMPETITORS MAY DEVELOP AND SELL COMPETING PRODUCTS WHICH MAY REDUCE THE SALES OF OUR PRODUCTS OR RENDER OUR PRODUCTS OBSOLETE.

The smart grid communications marketplace is rapidly evolving and therefore has rapidly changing technological, regulatory and consumer requirements. We will need to continue to maintain and improve our competitive position to keep pace with the evolving needs of our customers, and continue to develop and introduce new products, features and services in a timely and efficient manner.

Our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. There can be no assurance that other companies will not develop products that compete with our products in the future.

Some of our potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than our Company. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than we do. As a result, we may not be able to compete successfully with these potential competitors and these potential competitors may develop or market technologies and products that are more widely accepted than those we are developing, or that would render our products obsolete or noncompetitive.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT THESE LOSSES TO CONTINUE INTO 2008.

We are a development stage company engaged in the design, development and marketing of our smart grid communication technology and solutions. We incurred net losses of $15,756,393 and $12,739,392 for the years ended December 31, 2007 and 2006, respectively. From inception through December 31, 2007, we reported an accumulated deficit of $114,701,785.

We have been funding our operations primarily through the issuance of debt and the sale of our securities and expect to need to do so during 2008. We expect to continue to incur net losses as we further develop, test, and market Ambient Smart Grid™ technology. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

COMPLIANCE WITH CHANGING CORPORATE GOVERNANCE REGULATIONS AND PUBLIC DISCLOSURES MAY RESULT IN ADDITIONAL RISKS AND EXPOSURES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of our internal control over financial reporting for fiscal 2008 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.

RISKS CONCERNING OUR CAPITAL STRUCTURE

A SIGNIFICANT PORTION OF OUR COMMON STOCK MAY BECOME UNDER THE CONTROL OF CERTAIN STOCKHOLDERS WHO COULD CONTROL OR INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

As of March 31, 2008, Consolidated Edison, Inc. ("CEI"), an affiliate of the Consolidated Edison Company of New York, Inc., beneficially owned approximately 13.7% of the outstanding shares of our common stock (prior to the exercise of outstanding warrants and options and/or the conversion of outstanding convertible securities). In addition, we have, as of such date, issued to Vicis Capital Master Fund (“Vicis”) our convertible promissory notes in the principal amount of $12.5 million and, in connection therewith, issued to them warrants to purchase up to 233,333,334 shares of our common stock.  While the agreements with Vicis currently provide that Vicis will not convert these notes or exercise any warrants if, following such conversion or exercise, the aggregate amount of shares of common stock held by Vicis equals or exceeds 4.99% of our aggregate outstanding common stock, Vicis is entitled, upon at least 61 days notice, to cancel these limitations. If Vicis were to cancel these limitations on their shareholdings, then upon conversion of all the notes held by them or exercise of their warrants, they could control Ambient.

Accordingly, CEI or Vicis, in tandem with the other or individually, could exercise significant influence over matters requiring the approval of our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of our common stock.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of December 31, 2007, we were authorized to issue up to 1,250,000,000 shares of common stock, of which 254,615,704 shares are outstanding. As of December 31, 2007, an additional 602,656,321 shares of common stock were reserved for issuance upon conversion of outstanding debt securities and the exercise of outstanding options and warrants to purchase common stock.  Many of the above options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers and other transactions. The occurrence of any such event or the exercise or conversion of any of these options, warrants or convertible securities would dilute the interest in our company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

Additionally, our board of directors has the authority, without further action or vote of our stockholders, to issue authorized shares of our common stock that are not reserved for issuance.  In addition, in order to raise the amount of capital that we need at the current market price of our common stock, we may need to issue a significant number of shares of common stock or securities that are convertible into or exercisable for a significant number of shares of our common stock.

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

PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN SHARES OF OUR COMMON STOCK.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules. Many brokers will not deal with penny stocks, restricting the market for our shares of common stock.

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

ITEM 2.

DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate office in Newton, Massachusetts comprised of approximately 16,642 square feet is leased at a monthly rental of $18,333.33, with a scheduled expiration date of February 28, 2009.

We have improved this facility to meet our requirements. We believe that this facility is sufficient to meet our present requirements and that we would be able to renew our present lease or obtain suitable replacement facilities.

In addition, we also rent office space in Briarcliff, New York at a monthly rental of $800 through July 5, 2007 and $900 a month through July 5, 2008. We use this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

ITEM 3.

LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2007.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on April 4, 2008, was $0.06 per share.

	LOW	HIGH

Year Ended December 31, 2007
First Quarter	$0.063	$0.10
Second Quarter	$0.04	$0.068
Third Quarter	$0.052	$0.07
Fourth Quarter	$0.02	$0.05

Year Ended December 31, 2006
First Quarter	$0.25	$0.45
Second Quarter	$0.185	$0.28
Third Quarter	$0.18	$0.279
Fourth Quarter	$0.092	$0.188

As of April 3, 2008, there were 157 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

We have not paid dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board to retain all earnings to provide funds for the growth of our company. The declaration and payment of dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements and such other factors as the Board may deem relevant. While the promissory notes issued to Vicis Capital Master Fund are outstanding, without the prior written consent of Vicis, we will not declare or pay any dividends or redeem or repurchase any of our stock.

ITEM 6.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

Ambient Corporation (the “Company”) is engaged in the design, development, commercialization, and marketing of Ambient Smart Grid™ communications equipment, technologies, and services. Ambient Smart Grid™ communications technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed IP based services.

Ambient's goal is to become a leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communication platforms, taking responsibility for network design, hardware delivery, installation support, operator training and network management of the utilities next generation digital distribution grid. Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations and has maintained strategic relationships with suppliers of critical communication components thus securing Ambient’s access to manufacturing scalability.

We are currently conducting pilot demonstrations and deployments with major electric utilities, developing, demonstrating, and delivering Ambient Smart Grid™ utility applications. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ communications network deployments.

We were incorporated under the laws of the State of Delaware in June 1996.  To date, we have funded operations primarily through the sale of our securities, and we anticipate we will have to continue to do so for the foreseeable future. Further, we anticipate that we will continue to incur significant operating costs and losses in connection with the continued development and upgrade, marketing, and deployment of its products, technology, and services.

As of March 2008, we held 19 patents, with more than 183 independent claims allowed, primarily relating to BPL and coupling technology and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We plan to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.  Ambient's communications node has been certified fully compliant with current FCC rules including requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key IEEE BPL safety and standardization committees.

Ambient Smart Grid™ pilot networks continued to operate on a limited scale in Akron, Ohio; Little Rock, Arkansas; Charlotte, North Carolina; as well as Manhattan and Westchester New York.

Throughout 2007, Ambient continued its evolution expanding our value proposition for our marquee customer. As we responded to the needs of the utilities we have been working with, we incorporated energy sensing capabilities and other communication interfaces into the Ambient Smart Grid™ platform. Dating back to 2000, Ambient has been focused on building communications platforms for utility applications over the existing power line infrastructure, initially using proprietary Broadband over Power Line (BPL) technology based upon DS2’s first generation chipset. Since our initial BPL offering in 2000 Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure, or smart grid communications. In 2004, we upgraded to a 200 Mbps chipset that allowed for a stronger and faster communications network that supported more advanced utility applications. In 2005, we leveraged the advantages of using multiple communications technologies to begin the integration of wireless communications in our nodes.  While we have integrated wireless technologies into our communication networks, we continue to believe in a communications network that is overlaid directly onto the distribution infrastructure to give a utility real-time insight into distribution grid operations. During 2007, Ambient integrated voltage sensing and current sensing into our product offerings allowing all nodes to give power quality data back to the utility. Due to natural evolution of the Ambient Smart Grid™ solution, our nodes presently use a wide range of technologies including but not limited to BPL, Wi-Fi and cellular to deliver a smart grid communication network overlaid upon the existing distribution network for utility applications.

In the coming year, Ambient will continue to focus on our core business of designing, developing and commercializing Ambient Smart Grid™ platform, equipment, technologies, and services. Our goal is to become a leading supplier of commercially deployed turn-key smart grid communication networks that deliver high-speed data services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from the licensing of our network management system.

Aided by our strategic relationships, we plan to continue development of the next generation of smart grid communications equipment and technology, including our network management system, AmbientNMS™, and to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. In addition, we will continue to pursue a role as a leading systems designer, integrator, and coordinator to position Ambient to generate revenue from all phases of a smart grid deployment. We intend to continue to drive industry standardization efforts through leadership roles in industry associations such as the Universal Powerline Association and the United Power Line Council and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

We intend to actively seek new opportunities for commercial pilots and work to bring new and existing networks to full commercialization. In 2008, our principal target customers will continue to be electric utilities in North America and elsewhere that will be deploying smart grid utility. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for our Ambient Smart Grid™ networks.

As of December 31, 2007, we had an accumulated deficit of approximately $114.7 million (which includes approximately $65.9 million in stock-based charges and other non-cash charges).

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 (the “2007 period”) AND THE YEAR ENDED DECEMBER 31, 2006 (the “2006 period”)

REVENUES. Revenues for the 2007 period were $2,264,978, compared to $2,337,136 for the 2006 period.  Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2006 and 2007. Revenues for the 2007 period and 2006 period related to the sales of equipment totaled $2,179,076 and $1,930,314, respectively. Revenues for the period ending December 31, 2007 and 2006 included sales to Duke Energy of $2,108,294 and $1,776,778 respectively.  Revenues from the sale of software and related network design and installation services for the 2007 period and the 2006 period totaled $85,902 and $406,822.  The 2006 period included the recording as revenue of the $325,000 advance received from Consolidated Edison Company of New York, Inc. ("Con Edison"), an affiliate of Consolidated Edison, Inc., a principal stockholder of Ambient in connection with the initial feasibility trial of BPL technology.

COST OF GOODS SOLD. Cost of goods sold for the 2007 period was $1,806,060 compared to $1,750,888 for the 2006 period. Cost of goods sold included all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. For the 2007 period, cost of goods sold included an inventory reserve of $167,050 for excess, obsolete, and surplus inventory resulting from the transition from first to second generation technology.

GROSS PROFIT. Gross profits for the 2007 period was $458,918 compared to $586,248 for the 2006 period. Gross profit for the 2006 period included the $325,000 of revenue from Con Edison that had no associated costs. Upon successful completion of the feasibility trial, first initiated in 2002, the $325,000 advance owing from the Company to Con Edison was not required to be repaid and thus was included in revenue.  The gross margin on hardware sales amounted to $386,369 and $202,945 and for the 2007 period and 2006 period, respectively.  Gross profit was lower in 2007 reflecting early stage low volume pricing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses were approximately $3.5 million and $3.5 million for the 2007 period and the 2006 period, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include insurance, and professional fees for legal, accounting and other services. General and administrative expenses for the 2007 period were approximately $3.8 million compared to approximately $3.4 million for the 2006 period. We expect that our general and administrative expenses will increase over the next twelve months as we increase our efforts to market and commercialize our Smart Grid™ communication platforms.

OTHER OPERATING EXPENSES. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of employees and consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the 2007 period, we incurred non-cash stock based compensation expense of $343,711 compared to $140,166 for the 2006 period.

NON-CASH EXPENSES. For the 2007 period and 2006 period, we incurred non-cash expenses of $7,600,218 and $5,753,977, respectively. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our convertible debentures and notes.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the 2007 period and 2006 period, we incurred interest of $1,190,854 and $596,306 respectively. The interest related primarily to our 8% Convertible Debentures, which were issued in May 2006 and our 6% Convertible Debentures, which were issued in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $546,125 at December 31, 2007 and $2,385,668 at December 31, 2006. As of April 4, 2008, we have approximately $1.5 million cash on hand.

From inception through December 31, 2007, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

Net cash used in operating activities during the year ended December 31, 2007 was approximately $6.7 million and was primarily attributable to ongoing research and development and general and administrative expenses.

In May 2006, we raised $10 million from the private placement to certain accredited institutional and individual investors of our 8% Senior Secured Convertible Debentures (“2006 Convertible Debentures”). We received net proceeds of approximately $6.85 million after payment of offering related fees and expenses and outstanding short-term loans. Commencing on the first business day in September 2006 and on the first business day on each month thereafter, we were required to prepay 4.77% of the principal amount of the 2006 Convertible Debentures originally issued, but not more than the then outstanding principal amount, together with all accrued interest due and payable up to such repayment date. At our option, the amount was payable either (i) in shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the scheduled payment date. All principal reductions and interest through May 31, 2007 were satisfied by the issuances of shares of our Common Stock.  Commencing June 1, 2007 and continuing through December 31, 2007, we paid the required monthly amounts in cash. As of December 31, 2007, approximately $103,500 was outstanding. On January 3, 2008, we paid down the remaining outstanding balances in cash.

In June 2007, we entered into a short term loan agreement with an institutional investor pursuant to which we borrowed $4,000,000. The outstanding principal and interest on this loan was satisfied from the proceeds of the July 2007 Note referred to below.

In July 2007, we raised gross proceeds of $7,500,000 from the private placement to the investor who advanced to us the short-term loan in June 2007 of our three year 8% Secured Convertible Promissory Note (the “July 2007 Note”). At closing, we received net proceeds of approximately $2.8 million after closing costs and repayment of the short term loan. The investor in this private placement has a lien on substantially all of our assets. The July 2007 Note was originally convertible into shares of our Common Stock at any time at a per share conversion rate of $0.075. In November 2007, we raised additional net proceeds of $2,500,000 from this investor upon its purchase of a three year Secured Convertible Promissory Note (the “November 2007 Note”) that is in all material respects identical to the July 2007 Note except that the November 2007 Note is scheduled to mature in November 2010 and the per share conversion rate was set at $0.045. Upon the consummation of the November 2007 financing, the conversion rate of the July 2007 Note was adjusted to $0.045 per share. In January 2008, we raised additional gross proceeds of $2,500,000 from this investor upon its purchase of a three year Secured Convertible Promissory Note that is in all material respects identical to the July 2007 Note except that the January 2008 Note is scheduled to mature in January 2011 and the per share conversion rate was set at $0.035. Following the funding, the conversion price of the July 2007 Note and the November 2007 Note was adjusted to $0.035.

We will require additional funds to continue to meet our obligations as they come due, maintain operations and realize our long-term business plan. We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. Unless we raise funds on an immediate basis, we will need to curtail expenses and development plans and/or reduce or cease operations altogether. Management is aggressively seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors. At the present time, we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any financing can be expected to result in significant dilution.

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

REVENUE RECOGNITION. Revenues recognition result primarily from the sale of Ambient Smart Grid ™ communications equipment and services relating to pilot demonstrations and deployments of our technologies for major electric utility companies in North America.  The Company recognizes revenues in accordance with Staff Accounting Bulletin ("SAB") No. 104,  "Revenue Recognition," when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation: (b) delivery has occurred, based on shipping terms, or services have been rendered: (c) the Company's price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation: and (d) collectibility is reasonably assured.

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

STOCK-BASED COMPENSATION. Effective January 1, 2006, we adopted SFAS Statement of Financial Accounting Standards Statement (“SFAS”) No. 123(R) "Share Based Payment" ("SFAS 123(R)”) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the SEC issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123(R). SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

FASB Staff  Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer's accounting for registration payment arrangement.  The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continue to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted.  The adoption of FSP 00-19-2 did not have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 7.

FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T).

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

During the year ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B.

OTHER INFORMATION

None.

PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

ITEM 13.

EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, as amended. (1)

4.1	Specimen Stock Certificate. (1)

4.2	Common Stock Purchase Warrant issued by the Company on January 25, 2006. (2)

4.3	Form of Common Stock Purchase Warrant issued by the Company on May 26, 2006.(3)

4.4	Secured Convertible Promissory Note due July 31, 2010 (4)

4.5	Common Stock Purchase Warrant (Series A) (4)

4.6	Common Stock Purchase Warrant (Series B) (4)

4.7	Secured Convertible Promissory Note due November 1, 2010 (5)

4.8	Common Stock Purchase Warrant (Series C) (5)

4.9	Common Stock Purchase Warrant (Series D) (5)

4.10	Secured Convertible Promissory Note due January 15, 2011 (6)

4.11	Common Stock Purchase Warrant (Series E) (6)

10.1	Ambient Corporation 2000 Equity Incentive Plan. (7)+

10.2	Stock Purchase Agreement dated as of September 30, 2002 between the Company and Consolidated Edison, Inc.

10.3	Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (8)

10.4	Amended and Restated Employment Agreement effective as of May 22, 2004 between the Company and John Joyce. (9) +

10.5	Amended and Restated Employment Agreement effective as of August 11, 2004 between the Company and Ramdas Rao. (9) +

10.6	Securities Purchase Agreement dated as of May 26, 2006 among the Company and certain investors. (3)

10.7	Registration Rights Agreement dated as of May 26, 2006 among the Company and certain investors. (3)

10.8	Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (4)

10. 9	Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (4)

10.10	Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (4)

10.11	Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and the Vicis Master Fund.(5)

10.12	First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Master Capital Fund. (5)

10.13	First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (5)

10.14	Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and the Vicis Master Capital Fund. (6)

10.15	Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (6)

10.16	First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6)

10.17	Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6)

14	Code of Conduct and Ethics. (10)

21	Subsidiaries

23.1	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. to the Company’s Registration Statement on Form S-8 (No 333-112569) dated as of February 24, 2006

31	RULE 13a-14(a) / 15d-14(a) CERTIFICATION

32	SECTION 1350 CERTIFICATION

(1) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Registration Statement on Form SB-2 (File No. 333-40045) and incorporated herein by reference.

(2) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

(3) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Registration Statement on Form SB-2 (File No. 333-134872) and incorporated herein by reference.

(4) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Current Report on Form 8-K filed on July 31, 2007 and incorporated herein by reference.

(5) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Current Report on Form 8-K filed on November 5, 2007 and incorporated herein by reference.

(6) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Current Report on Form 8-K filed on January 17, 2008 and incorporated herein by reference.

(7) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Definitive Proxy Statement on From 14A filed on April 29, 2005 and incorporated herein by reference.

(8) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Definitive Proxy Statement on From 14A filed on March 26, 2006 and incorporated herein by reference.

(9) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Quarterly report on Form 10- QSB for the three month period ended June 30, 2004 and incorporated herein by reference.

(10) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

+ Management Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.

Date: April 7, 2008	By:	/s/ JOHN J. JOYCE
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER AND DIRECTOR

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN JOYCE	CHIEF EXECUTIVE OFFICER,	April 7, 2008
JOHN JOYCE	DIRECTOR

/s/ MICHAEL WIDLAND	DIRECTOR	April 7, 2008
MICHAEL WIDLAND

/s/ D. HOWARD PIERCE	DIRECTOR	April 7, 2008
D. HOWARD PIERCE

/s/ MICHAEL THOMAS HIGGINS	DIRECTOR	April 7, 2008
MICHAEL THOMAS HIGGINS

AMBIENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Changes in Stockholders' Equity (Deficit)	F-5

Statements of Cash Flows	F-9

Notes to Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ambient Corporation

We have audited the accompanying consolidated balances sheets of Ambient Corporation and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) through December 31, 2007.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated statements of operations, changes in stockholders’ equity and cash flows of the Company for the period from June 1, 1996 (date of inception) through December 31, 2002 were audited by other auditors whose report dated March 25, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended and for the period from June 1, 1996 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

April 2, 2008

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$546,125	$2,385,668
Accounts receivable	193,406	912,329
Inventory	474,063	229,718
Prepaid expenses and other current assets	141,181	139,933

Total current assets	1,354,775	3,667,648

Property and equipment, net	481,129	712,349
Deferred financing costs, net	898,214	891,004
Prepaid licensing fees	81,997	158,402

Total assets	$2,816,115	$5,429,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,013,609	$1,102,346
Accrued expenses and other current liabilities	595,420	368,599
Convertible debt, current portion (net of discount $0 and $4,670,399)	103,500	898,351

Total current liabilities	1,712,529	2,369,296

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $7,431,592 and $1,790,892)	2,568,408	265,308

Total liabilities	4,280,937	2,634,604

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
1,250,000,000 and 500,000,000 shares authorized; 255,615,704 and 199,809,244
issued; 254,615,704 and 198,809,244 outstanding, respectively	255,615	199,809
Additional paid-in capital	113,181,348	101,740,382
Deficit accumulated during the development stage	(114,701,785)	(98,945,392)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity (deficit)	(1,464,822)	2,794,799

Total liabilities and stockholders' equity (deficit)	$2,816,115	$5,429,403

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Cumulative From Inception to December 31,
	2007	2006	2007
Revenues (including $-0-, $325,000, and $325,000
from a related party)	$2,264,978	$2,337,136	$4,962,017
Less Cost of goods sold (includes an inventory markdown of $-0-, $45,778, and $343,370)	1,806,060	1,750,888	4,058,655
Gross profit	458,918	586,248	903,362
Expenses
Research and development (1)	3,530,046	3,504,685	19,177,225
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195
	3,530,046	3,504,685	18,619,030
Operating, general and administrative expenses (1)	3,813,142	3,444,376	27,539,317
Stock based compensation – net	343,711	140,166	18,048,991
Total expenses	7,686,899	7,089,227	64,207,338
Other operating income - gain on sale of fixed assets - related party	179,755	-	179,755
Operating loss	(7,048,226)	(6,502,979)	(63,124,221)
Interest expense	(1,190,854)	(596,306)	(2,626,526)
Amortization of beneficial conversion feature of convertible debt	(2,656,637)	(2,193,967)	(11,284,002)
Amortization of deferred financing costs	(4,943,581)	(3,560,010)	(21,817,720)
Interest income	88,504	113,870	685,016
Loss on sale of fixed assets	(5,599)	-	(5,599)
Legal settlement	-	-	(1,512,500)
Noncash financing expense	-	-	(1,600,000)
Write-off of convertible note receivable	-	-	(490,000)
Company's share in net losses of affiliate	-	-	(1,352,207)
Loss before minority interest and extraordinary item	(15,756,393)	(12,739,392)	(103,127,759)
Minority interest in subsidiary loss	-	-	25,000
Loss before extraordinary item	(15,756,393)	(12,739,392)	(103,102,759)
Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)
Net loss	(15,756,393)	(12,739,392)	(112,880,926)
Deemed dividends on convertible preferred stock	-	-	(1,820,859)
Net loss attributable to common stockholders	$(15,756,393)	$(12,739,392)	$(114,701,785)
Basic and diluted loss per share:	$(0.07)	$(0.07)
Weighted average number of shares outstanding	240,470,054	174,724,471
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192
Operating, general and administrative, net	343,711	140,166	16,594,799
	$343,711	$140,166	$18,048,991

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

													Deficit
													Accumulated
	Convertible					Additional		Note					During
	Preferred Stock		Common Stock			Paid-in		Receivable		Deferred		Treasury	Development
	Shares	Amount	Shares	Amount		Capital		Stockholder		Compensation		Stock	Stage	Total

Common stock issued to founders for nominal consideration			$2,028,833	$2,029	$		$		$		$			$2,029
Common Stock issued to employees for services			200,333	200										200
Net loss													(693,995)	(693,995)

Balance - December 31, 1996	-	-	2,229,166	2,229		-		-		-		-	(693,995)	(691,766)

Common Stock issued to employees for services			104,167	104		386,668				(386,668)				104
Common stock issued in connection with private placement of notes			80,000	80		319,920								320,000
Common stock issued to advisor for services			6,000	6		23,994								24,000
Amortization of deferred stock - based compensation										145,556				145,556
Net loss													(1,432,815)	(1,432,815)

Balance - December 31, 1997	-	-	2,419,333	2,419		730,582		-		(241,112)		-	(2,126,810)	(1,634,921)

Common stock issued pursuant to consulting agreement			75,000	75		654,925				(655,000)				-
Initial public offering in February 1998			525,000	525		3,432,502								3,433,027
Common stock issued in connection with short-term debt financing			20,000	20		99,980								100,000
Additional common stock pursuant to founders
agreement for nominal consideration			35,000	35										35
Warrants issued pursuant to private placement of Common Stock						21,600								21,600
Options granted pursuant to consulting agreement						1,600				(1,600)				-
Amortization of deferred stock - based compensation										658,029				658,029
Net loss													(2,820,314)	(2,820,314)

Balance - December 31, 1998	-	-	3,074,333	3,074		4,941,189		-		(239,683)		-	(4,947,124)	(242,544)

Common stock issued pursuant to consulting agreement			56,500	57		90,146				(90,188)				15
Warrants issued pursuant to consulting agreement						10,260								10,260
Amortization of deferred stock - based compensation										325,808				325,808
Net loss													(1,131,404)	(1,131,404)

Balance - December 31, 1999	-	-	3,130,833	3,131		5,041,595		-		(4,063)		-	(6,078,528)	(1,037,865)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

									Deficit
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

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

									Deficit
									Accumulated
	Convertible				Additional	Note			During
	Preferred Stock		Common Stock		Paid-in	Receivable	Deferred	Treasury	Development
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Stock	Stage	Total

Common stock and warrants issued for rent reduction			562,500	563	44,438					45,000
Common stock and warrants issued in private placement			400,000	400	68,918					69,318
Common stock and warrants issued as repayment of loans			1,500,000	1,500	98,500					100,000
Common stock issued as payment accrued salaries			4,104,000	4,104	201,096					205,200
Common stock and warrants issued upon conversion of debt			2,599,500	2,600	336,841					339,440
Common stock issued for cash			27,250,000	27,250	1,122,750					1,150,000
Exercise of warrants			1,125,000	1,125	10,125					11,250
Stock options and warrants issued					296,955		(296,955)			-
Amortization of deferred stock – based compensation							817,751			817,751
Net loss									(3,480,373)	(3,480,373)

Balance – December 31, 2002	-	$-	$63,718,384	$63,719	$61,497,304	$(200,000)	$(52,239)	$-	(62,229,370)	$(920,586)

Common stock issued for cash			13,039,062	13,039	892,273					905,312
Common stock issued upon conversion of debt			100,000	100	9,900					10,000
Common stock and warrants issued for rent reduction			532,888	533	42,098					42,631
Warrants issued as reduction in accounts payable					120,000					120,000
Issuance of warrants in connection with convertible debentures					4,315,693					4,315,693
Common stock issued upon conversion of debentures			18,918,192	18,918	2,251,265					2,270,183
Cashless exercise of warrants			883,721	884	(884)					-
Stock options and warrants issued					83,639		(83,639)			-
Exercise of stock options			30,000	30	270					300
Amortization of deferred stock – based compensation							135,878			135,878
Beneficial conversion feature of debentures issued					217,416					217,416
Cancellation of note receivable						200,000		(200,000)		-

Net loss									(5,235,962)	(5,235,962)

Balance – December 31, 2003	-	-	97,222,247	97,222	69,428,974	-	0	(200,000)	(67,465,332)	1,860,865

Common stock issued for amounts payable			964,286	964	134,036					135,000
Warrants issued as reduction in accounts payable					15,000					15,000
Common stock and warrants issued for cash			2,083,333	2,083	247,917					250,000
Issuance of warrants in connection with convertible debentures					2,443,411					2,443,411
Common stock issued upon conversion of debentures and interest			22,357,778	22,358	2,381,942					2,404,300
Common stock issued upon exercise of warrants			23,366,372	23,366	4,390,391					4,413,757
Beneficial conversion feature of debentures issued					2,711,554					2,711,554
Stock options issued					161,131		(161,131)			-
Exercise of stock options			645,750	646	117,304					117,950
Amortization of deferred stock – based compensation							80,464			80,464
Net loss									(7,514,113)	(7,514,113)

Balance – December 31, 2004	-	$-	146,639,766	$146,640	$82,031,660	$-	$(80,667)	$(200,000)	$(74,979,445)	$6,918,188

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

									Deficit
									Accumulated
	Convertible				Additional	Note			During
	Preferred Stock		Common Stock		Paid-in	Receivable	Deferred	Treasury	Development
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Stock	Stage	Total

Common stock issued upon conversion of debentures			17,400,000	17,400	4,332,600					4,350,000
Common stock issued upon exercise of warrants			296,875	297	35,328					35,625
Common stock issued in lieu of interest			315,991	316	78,682					78,998
Exercise of stock options			501,250	501	91,749					92,250
Stock options forfeited					(7,120)					(7,120)
Amortization of deferred stock - based compensation							46,597			46,597
Net loss									(11,226,555)	(11,226,555)

Balance - December 31, 2005	-	$-	165,153,882	$165,154	$86,562,899	$-	$(34,070)	$(200,000)	$(86,206,000)	$287,983

Common stock issued upon conversion of debentures			29,747,013	29,747	3,495,366					3,525,113
Common stock issued in lieu of interest			4,484,450	4,484	370,716					375,200
Issuance of warrants in connection with loan					733,097					733,097
Issuance of warrants in connection with convertible debentures					5,250,830					5,250,830
Beneficial conversion feature of debentures issued					5,137,122					5,137,122
Exercise of stock options			423,899	424	84,256					84,680
Share-based compensation expense					106,096		34,070			140,166
Net loss									(12,739,392)	(12,739,392)

Balance - December 31, 2006	0	0	199,809,244	199,809	101,740,382	0	0	(200,000)	(98,945,392)	2,794,799

Common stock issued upon conversion of debentures			51,231,145	51,231	2,911,809					2,963,040
Common stock issued in lieu of interest			4,575,315	4,575	242,657					247,232
Issuance of warrants in connection with loan										0
Issuance of warrants in connection with convertible promissory note					5,358,466					5,358,466
Beneficial conversion feature of convertible promissory note					2,584,323					2,584,323
Exercise of stock options										0
Share-based compensation expense					343,711					343,711
Net loss									(15,756,393)	(15,756,393)

Balance - December 31, 2007	-	$-	255,615,704	$255,616	$113,181,347	$-	$0	$(200,000)	$(114,701,785)	$(1,464,822)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative From Inception to December 31,

	2007	2006	2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,756,393)	$(12,739,392)	$(112,880,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,897	343,275	1,502,786
Amortization of note discount	4,943,581	3,560,010	21,172,849
Amortization of beneficial conversion feature of convertible debt	2,656,637	2,193,967	11,284,002
Accretion of interest on notes payable	-	144,333	144,333
Write-off of stockholder advance to revenue	-	(325,000)	(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	590,943	515,368	32,142,422
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	(175,157)	-	(155,022)
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company’s share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	718,923	(906,435)	(172,881)
Inventory	(244,345)	399,317	(474,063)
Prepaid expenses and other current assets	(1,248)	29,601	(72,476)
Prepaid licensing fees	76,405	79,204	53,003
Accounts payable	(88,737)	188,204	1,328,586
Accrued expenses and other current liabilities	226,821	155,888	668,711
Net cash used in operating activities	(6,696,673)	(6,361,660)	(42,135,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(145,517)	(359,632)	(2,202,190)
Proceeds from sale of fixed assets	195,997	-	238,097
Loans to officers	-	-	(2,137,677)
Repayment of loans to officer	-	-	1,431,226
Net cash provided by (used in) investing activities	50,480	(359,632)	(4,280,544)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,		Cumulative From Inception to December 31,

	2007	2006	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	84,680	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	10,000,000	2,000,000	13,360,000
Finance costs relating to issuance of notes payable	-	(212,500)	(1,014,400)
Proceeds from issuance of convertible debentures	-	10,000,000	28,455,133
Finance costs relating to issuance of debt	(635,000)	(1,014,400)	(847,500)
Repayment of convertible debentures	(4,558,350)	-	(4,558,350)
Repayment of notes payable		(2,144,333)	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Decrease in short term bank credit	-	-	(32,004)
Proceeds from public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)
Net cash provided by financing activities	4,806,650	8,713,447	46,923,785

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,839,543)	1,992,155	546,125

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,385,668	393,513	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$546,125	$2,385,668	$546,125

Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$2,963,040	$3,525,113
Issuance of common stock in lieu of interest	$247,232	$375,200
Issuance of warrants in connection with issuance of notes payable	$5,358,466	$1,614,319
Deemed dividends on convertible preferred stock	$-	$-	$1,820,859
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$999,891	$171,430

See Notes to Consolidated Financial Statements.

NOTE 1 - DESCRIPTION OF BUSINESS

Ambient Corporation is a pioneering integrator of power line based communications platforms, creating high-speed data communications networks over existing medium and low-voltage distribution lines thereby enabling what is known as the “smart grid”.  The Ambient Smart Grid ™ facilitates a two-way, real-time communications network to serve the “last mile” backhaul, necessary for utilities to implement smart grid applications such as Advanced Meter Reading (AMR), real-time pricing, Demand Side Management (DSM) and direct load control.   When combined, these applications can offer economic, operational and environmental benefits for utilities and ultimately utility customers.

Dating back to 2000, Ambient has focused on developing communication platforms to enable utility applications over the existing power line infrastructure, initially using proprietary Broadband over Power Line (BPL) technology based upon first generation 45 Mbps chipset designed by Design of Systems on Silicon (DS2), a leader in the development of BPL chipset. Throughout the past seven years, Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure. In 2004, we upgraded our platform to include the DS2 designed 200 Mbps chipset that allowed for a more robust communication network. In 2005, with the integration of wireless communications in our nodes, we leveraged the advantages of using multiple communications technologies in our solution.  In 2006, Ambient’s communication platform, including our second generation of the Ambient Node, received FCC approval.  In 2007, Ambient integrated both voltage sensing and current sensing capabilities into our offering, allowing nodes to provide power quality data back to the utility.

Due to the natural evolution of our product offerings, trademarked as Ambient Smart Grid™ solution, our nodes presently incorporate a wide range of technologies including but not limited to BPL, to deliver a smart grid communication network. Ambient Smart Grid™ communications platform incorporates specific Ambient Smart Grid™ utility applications, focused on delivering to a utility real-time operational picture of infrastructure performance and condition.

We are presently conducting pilot demonstrations and deployments for the purpose of advancing the Ambient’s Smart Grid™ platform with major electric utilities including Duke Energy, Consolidated Edison, FirstEnergy and Entergy. We continue to enhance and extend our network design expertise, our hardware and software technologies, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ deployments.

Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations, and has maintained strategic relationships with leading suppliers of critical communication components.

Our goal is to become a leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communications networks, taking responsibility for overall design, providing hardware and software, installation support, operator training and network management of the utilities next generation digital distribution grid. The "Risk Factors" starting on page 10 describe a number of risks that may impact our ability to achieve our goal.

Ambient was incorporated under the laws of the State of Delaware in June 1996.  To date, we have funded operations primarily through the sale of our securities, and we anticipate that we will have to continue to do so for the foreseeable future. We anticipate that we will continue to incur significant operating costs and losses in connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception. These losses have produced operating cash flow deficits, and negative working capital. As indicated in the accompanying consolidated financial statements, as of December 31, 2007, the Company had a cash balance of $546,125 and incurred net cash losses from operations in 2007 of approximately $6.7 million for the year ended December 31, 2007. The Company expects to incur additional cash losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the generation of additional revenues or management's ability to find sources of additional capital. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds for its operations through equity and/or debt financing. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company funded its operating cash flow deficit during fiscal year 2007 primarily from the proceeds of the private placements to an institutional investor of the Company’s senior secured convertible promissory notes that it issued in July and November 2007, the net proceeds of which totaled approximately $5.3 million.   The Company also generated revenues of approximately $2.3 million during fiscal 2007. Additionally, in January 2008 the Company privately placed with this institutional investor an additional senior secured promissory note for net proceeds of approximately $2.5 million.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Insulated Connections Corporation Limited. The subsidiary has been inactive since 2001. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. Actual results may differ from those estimates.

DEVELOPMENT STAGE

The Company has been in the development stage since its formation in June 1996. Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards Statement (SFAS)No. 123(R) "Share Based Payment" ("SFAS 123(R)”) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123 (R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect on the Company's financial position or results of operations as a result of the adoption of SFAS 123 (R).  See Note 11.

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

	2007	2006

Stock options	32,307,000	22,633,250
Warrants	346,624,999	113,548,332
Convertible debentures	222,912,222	49,952,600

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances.  At December 31, 2007 and 2006, management believed that no allowance was necessary.

At December 31, 2007 and 2006, one customer accounted for approximately 99% and 95% of accounts receivables.  See Note 12.

INVENTORY

Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for work-in-process and finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Further, as the Company was still in development stage for all of 2007, fixed manufacturing costs during this period produced negative gross profits at certain times during the year. As such, inventories are reviewed for lower of cost or market valuation.

RESEARCH AND DEVELOPMENT AND PATENT COSTS

Both research and development costs and patent costs are charged to operations as incurred.

DEFERRED FINANCE COSTS

Deferred finance costs consist of costs incurred by the Company relating to the issuance of convertible debentures in 2006 and 2007(see Note 9).  Deferred finance costs are being amortized to the date of maturity of the debentures unless converted earlier.  Amortization of deferred finance costs amounted to $758,607 and $511,348 for the years ended December 31, 2007 and 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48 ”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial statements upon adoption.  The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

CONCENTRATIONS

Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.  At December 31, 2007 and 2006, amounts in excess of insurance amounted to approximately $352,000 and $1,894,000 respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“ SFAS  157 ”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“ FSP 157-2 ”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123(R). SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued Statement No. 141 (revised 2007) (“SFAS 141R ”), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160 ”).  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141R (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS 160, but does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“ EITF 07-1 ”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2007. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying EITF 07-1  as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the potential impact, if any, the adoption of EITF 07-1 may have on its consolidated financial position, results of operations and cash flows.

NOTE 4 - INVENTORY

Inventory consisted of the following:

	December 31,
	2007	2006

Raw material	$263,698	$206,791
Finished goods	210,365	22,927
	$474,063	$229,718

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Computers	$330,243	$317,794
Software	388,673	350,688
Machinery and equipment	597,688	769,235
Furniture and office equipment	159,025	155,125
	1,475,629	1,592,842
Less - accumulated depreciation	994,500	880,493
	$481,129	$712,349

Depreciation expense was $355,897 and $343,275 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 - PREPAID LICENSING FEES

Effective January 31, 2004, the Company entered into a five-year licensing agreement with Design of Systems on Silicon ("DS2"), a supplier of components of the Company's power line communications technology, pursuant to which DS2 has granted the Company a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee is being amortized over the five year term on a straight-line basis. Amortization was $79,200 per year for the years ended December 31, 2007 and 2006. Annual amortization expense is estimated to be $79,200 for the year ended December 31, 2008.

NOTE 7 - OTHER CURRENT LIABILITIES

	December 31,
	2007	2006

Accrued payroll and payroll taxes	$142,563	$143,078

Accrued professional fees	248,265	160,671

Accrued liabilities	15,000	15,285

Accrued interest	189,592	49,565

	$595,420	$368,599

NOTE 8 - SHORT TERM LOAN

On June 1, 2007, the Company borrowed $4 million from an institutional investor pursuant to a loan agreement.  The loan was evidenced by an unsecured promissory note which accrued interest at the rate of 8% per annum.  The principal and interest were paid out of the proceeds of the July 2007 Note referred to in Note 9(iii) below.

NOTE 9 - CONVERTIBLE DEBT FINANCING

(i) In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures are convertible into shares of the Company’s common stock par value $0.001 (the “Common Stock”) at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). On December 23, 2007, the remaining aggregate principal amount of $330,000 of the 2004 debentures was converted into 1,320,000 shares of common stock.  As of December 31, 2006 the aggregate principal amount of $330,000 was outstanding.

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

At the option of the holder, the 2006 Debentures were convertible into shares of Common Stock at a conversion rate of $0.15 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). Commencing on the first business day in September 2006 and on the first business day of each month thereafter, the Company was required to repay 4.77% of the aggregate principal amount of the 2006 Debentures that was originally issued together with all accrued interest due and payable up to such repayment date. At the option of the Company, the amount could be paid either in(i) shares of Common Stock at a rate equal to 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there was then an effective registration statement covering the resale of the Common Stock underlying the 2006 Debentures and the accompanying warrants (the "Registration Statement") or (ii) cash, at 110% of the principal amount due and 100% of all other amounts due.

During the period September 2006 through June 2007, the Company issued approximately 76.4 million shares to retire 53% of the original $10 million of the principal.  In July 2007, the Company used a portion of the proceeds of the short-term loan referred to in Note 8 above to reduce the outstanding principal amount of the 2006 debentures to $2,270,310 the then outstanding principal amount of the 2006 Debentures, terminating the security interest in the Company’s intellectual property as of July 2007.  As of December 31, 2006 the aggregate outstanding principal amount of the 2006 Debentures was $7,294,890. As of December 31, 2007, the aggregate outstanding principal amount of the 2006 Debentures was $103,500, which was repaid in its entirety in January 2008.

In connection with the placement of the 2006 Debentures, the Company paid to a registered broker dealer that acted as placement agent a cash fee of $935,000, agreed to pay 10% of the proceeds realized in the future from exercise of warrants issued to the 2006 Debentures investors, and issued warrants  consisting of (x) warrants to purchase an aggregate of 6,666,667 shares of Common Stock having an initial exercise price equal to $0.15, (y) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.20, and (z) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.25. Except as specifically noted, these warrants otherwise are on substantially the same terms and conditions as the investor warrants.

For financial reporting purposes, the Company recorded a discount of $4,862,878 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $5,137,122 to reflect the beneficial conversion feature of the 2006 Debentures.   The discounts are being amortized to the date of maturity unless converted earlier.

(iii) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the " Purchase Agreement") with an institutional investor (the “Investor”) pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The Company received net proceeds of $2.83 million after repayment of the short term loan referred to in Note 8 above and certain closing related expenses. The Securities Purchase Agreement contemplated additional investments in the Company on substantially similar terms.

The July 07 Note has a term of three years and is scheduled to mature July 31, 2010.  Interest on the outstanding principal amount of the July 07 Note begins to accrue on the first year anniversary of issuance at a per annum rate of 8%, payable quarterly beginning September 30, 2008. At the option of the Company, interest payments on the July 07 Note are payable either in cash or in registered shares of Common Stock, subject to certain conditions as specified in the July 07 Note. In the event that interest is paid in Common Stock, the shares of Common Stock will be valued at 90% of the volume weighted average price for the 10 trading days preceding the date of payment.  The outstanding principal amount of the July 07 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.075 per share of Common Stock, subject to certain adjustments. In the event that the Company issues Common Stock in an equity financing at a price less than the then conversion price, then the conversion price is to be adjusted to the price at which such Common Stock was issued, subject to certain exempt issuances.  Amounts payable under the July 07 Note are secured by substantially all of the assets of the Company.

Under certain conditions, the Company is entitled to require the July 07 Note holder to convert all or a part of the outstanding principal amount of the July 07 Note. If the closing sale price of the Company's Common Stock as quoted on the OTC Bulletin Board is more than $0.375 (which amount may be adjusted for certain capital events, such as stock splits) on each of fifteen consecutive trading days, then, subject to the conditions specified below, within five trading days after the last day in such period, the Company may, at its option (exercised by written notice to the holder of the July 07 Note), require such holder to convert all or any part of the July 07 Note on or before a specified date. Conversion on the date specified shall be at the conversion price then in effect. The July 07 Note holder may continue to convert its note after the Company gives such notice. This right is available only if, on the date the Company gives notice of mandatory conversion and on each trading day thereafter through and including the date of mandatory conversion specified in the original notice from the Company, a registration statement covering the resale of the Common Stock underlying these securities is effective.

The July 07 Note is redeemable at 110% of the principal and accrued interest in the event of certain change of control transactions, and is redeemable at 120% of the principal and accrued interest in the event of certain other triggering events, including (without limitation) events of default and certain other events that would impact the holder’s ability to publicly re-sell the Common Stock issuable upon conversion of the July 07 Note.

Pursuant to the Securities Purchase Agreement, in connection with the issuance of the July 07 Note, the Company issued Common Stock Purchase Warrants to the Investor, exercisable from the earlier of the (i) first anniversary of issuance and (ii) the effectiveness of the resale registration statement through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock, of which warrants for 50,000,000 shares (“Class A July 07  Warrants”) were originally at an exercise price of $0.06 per share and warrants for 100,000,000 shares (“Class B July 07 Warrants”; together with the Class A July 07 Warrants, the “July 07 Warrants”) were originally at an exercise price of $0.075. The July 07 Warrants contain provisions to adjust the exercise price and the share amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable exercise price, in which case (i) the exercise price is to be reduced to the price at which such Common Stock was issued and (ii) the share amount is to be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price, is equal to the aggregate exercise price prior to such adjustment. The July 07 Warrants also may be exercised on a cashless basis on or after September 24, 2008 if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of the Warrants.

In connection with the financing, the Company paid fees to a placement agent of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.075, of which 16.6 million shares were later re-priced to $0.045 in the subsequent financing.

The Company originally undertook to file, by December 28, 2007, a registration statement (the "Registration Statement") covering the Common Stock underlying the July 07 Note and the July 07 Warrants. Under certain circumstances, the Company will be obligated to pay liquidated damages to the holders of the July 07 Note if the Registration Statement is filed late and/or is not declared effective by the Securities and Exchange Commission within the earlier of (i) five days after notice by the Securities and Exchange Commission that the registration statement may be declared effective or (ii) March 29, 2008. In connection with an additional investment made by this investor as discussed below, these dates have been extended. Similar payments will be required if the registration is subsequently suspended beyond certain agreed upon periods. In addition, for one year following the closing, the Investor has the right to participate in the Company’s future equity or equity-linked financings, subject to certain exempt issuances.

For financial reporting purposes, the Company recorded a discount of $3,959,362 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $ 2,310,886 to reflect the beneficial conversion feature of the 2007 Convertible Promissory Notes.   The discounts are being amortized to the date of maturity unless converted earlier.

(iv) On November 1, 2007, the Company entered into a Securities Purchase Agreement (the "November 2007 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “November 07 Note”). The November 07 Note has a term of three years and becomes due on November 1, 2010. The outstanding principal amount of the November 07 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.045 per share of Common Stock.

In connection with the issuance of the November 07 Note, the Company issued Common Stock purchase warrants (the “November 07 Warrants”) to the Investor, exercisable from the earlier of the (i) first anniversary of issuance and (ii) the effectiveness of the resale registration statement through October 31, 2012, to purchase initially up to 83,333,334 shares of Common Stock, of which warrants for 27,777,778 shares were originally at an exercise price of $0.045 per share and warrants for 55,555,556 shares were originally at an exercise price of $0.05 (in each case the "Exercise Price").

Except as otherwise specified below, the investment by the Investor under the November 2007 Purchase Agreement was made on terms substantially similar to those contained in the Purchase Agreement entered into in July 2007. Amounts owing under the November 07 Note are also secured by substantially all of the assets of the Company.

In connection with the investment, the Company and the Investor agreed to amend the Purchase Agreement to adjust the conversion price of the July 07 Note to $0.045 per share and to adjust the exercise price of the Class A July 07 Warrants to $0.045 per share and of the Class B July 07 Warrants to $0.05 per share. In addition, the Company and the Investor agreed that the (i) Company’s obligation to file a registration statement covering the Common Stock underlying the July 07 Note, November 07 Note, July 07 Warrants and November 07 Warrants may be performed on or before January 27, 2008 and (ii) the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement does not commence until April 28, 2008.

Following the consummation in January 2008 by the Investor of an additional investment in the Company, the conversion price of each of the July 07 Note and November 07 Note and the exercise price of the July 07 Warrants and the November 07 Warrants  was adjusted to $0.035 per share. Additionally, the dates by which the Company is to file the registration statement and the date by which such registration statement is required to be declared effective have been extended. See Note 16 (Subsequent Events).

In connection with the financing, the Company issued, as compensation to a registered broker dealer, warrants to purchase up to 11,666,666 shares of the Company's Common Stock at a per share exercise price of $0.045.

For financial reporting purposes, the Company recorded a discount of $1,127,634 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $294,301 to reflect the beneficial conversion feature of the July 07 Note and November 07 Note.   The discounts are being amortized to the date of maturity unless converted earlier.

Amortization of the discounts related to the convertible debentures and notes above totaled $6,841,611and $4,297,034 for the years ended December 31, 2007 and 2006.

NOTE 10 - INCOME TAXES

At December 31, 2007, the Company had available $62 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2027. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code. As such, approximately $32 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

	December 31,
	2007	2006

Net operating loss carry forwards	$12,307,020	$9,490,849
Stock based compensation	261,022	155,095
Other	493,712	381,093
Total deferred tax assets	13,061,754	10,027,037
Valuation allowance	(13,061,754)	(10,027,037)
Net deferred tax assets	$-	$-

The increase in the valuation allowance was primarily due to the increase in the net operating loss of the Company.

The following is a reconciliation of the federal statutory tax rate of 35% for 2007 and 2006, with the provision for income taxes:

	December 31,
	2007	2006

Statutory tax rate	(35%)	(35%)
Valuation Allowance	35%	35%
Provision for income tax	0	0
Effective federal tax rate	0%	0%

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption.  At the adoption date of January 1, 2007, we had $3,509,463 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2007, we have $4,571,614 of unrecognized tax benefits.

The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion .   The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2008.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties.  In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities.  The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 11 - STOCKHOLDERS' EQUITY

COMMON STOCK

On May 24, 2007, the Company's stockholders approved an increase in the authorized shares of Common Stock to 750,000,000 shares.  Thereafter, on September 21, 2007, the Company's stockholders approved a further increase in the Company’s authorized shares of Common Stock to 1,250,000,000 shares.

STOCK OPTION PLANS

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5,000,000 shares of Common Stock were originally reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased from 5,000,000 to 15,000,000, and in June 2005 the 2000 Incentive Plan was further amended to increase the total number of shares available for grant to 25,000,000.

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

Option activity for 2007 and 2006 is summarized as follows:

				Weighted
				Average
	Options			Exercise
	Plan	Nonplan	Total	Price

Options outstanding, January 1, 2006	16,549,500	5,598,750	22,148,250	0.33
Granted	4,900,000	350,000	5,250,000	0.12
Exercised	(423,400)	-	(423,400)	0.36
Forfeited	(1,792,850)	(2,548,750)	(4,341,600)	0.75

Options outstanding, December 31, 2006	19,233,250	3,400,000	22,633,250	0.25
Granted	10,492,500	-	10,492,500	0.05
Exercised	-	-	-	-
Forfeited	(818,750)	-	(818,750)	0.41

Options outstanding, December 31, 2007	28,907,000	3,400,000	32,307,000	$0.25

Shares of Common Stock available for
Future grant under the plans	812,100

The following table summarizes information about stock options outstanding at December 31, 2007:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price

$0.05	9,842,500	8.96	0.045	-	-
$.10 - $.15	1,020,000	6.42	0.13	757,500	0.12
$.20 - $.30	12,875,000	5.92	0.23	10,500,000	0.23
$.35 - $.50	8,290,000	4.23	0.46	8,290,000	0.46
$0.75	5,000	0.04	0.75	5,000	0.75
$2.00 - $2.50	274,500	2.93	2.44	274,500	2.44

$.045-$2.50	32,307,000	6.4	$ 0.25	19,827,000	$0.35

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006

Risk free interest rate	3.74%	4.83%
Expected life	5.75	4.23
Expected volatility	128%	123%
Dividend yield	-	-

Weighted-average grant date fair value per share	$0.029	$0.12

WARRANTS

A summary of the warrants outstanding at December 31, 2007 is as follows:

	Exercise	Expiration
Warrants	Price	Date

106,044,444	$0.045	2012
155,555,556	$0.05	2012
750,000	$0.075	2012
10,666,667	$0.15	2011
36,766,666	$0.20	2009
36,841,666	$0.25	2009- 2011

346,624,999

On November 1, 2007, the Company amended three of its previously issued warrants to reduce the exercise price. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

Accordingly, the fair value of the warrants was estimated on November 30, 2007 using the Black/Scholes pricing model using the following assumptions: risk-free rate of return of 4.02%, volatility of 125.10% and no dividend yield.  The Company is amortizing the additional expense of $159,570 over the remaining vesting periods.

NOTE 12 - SALES AND MAJOR CUSTOMERS

Revenues for the year ended December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006

Hardware	$2,179,076	$1,930,314
Software and services	85,902	406,822

	$2,264,978	$2,337,136

Four customers accounted for 100% of the hardware revenue for the periods ending December 31, 2007 and 2006 of which one customer accounted for 97% and 83% respectively. During 2006, software and services revenue included $325,000 from Con Edison, a principal stockholder of the Company.

NOTE 13 - RESEARCH AND DEVELOPMENT AGREEMENT

 Effective February 7, 2002, the Company and Con Edison entered into a Research and Development Agreement (the "Research and Development Agreement") to further develop and test the Company's BPL technology on Con Edison's grid system. Con Edison advanced $325,000 to the Company, which would only be repayable if the Small Field Trial Phase, as defined therein, was deemed unsuccessful. During the first quarter 2006 the small field trial phase was deemed successful and the $325,000 advance was recorded as revenue by the Company.

Pursuant to the Research and Development Agreement, the Company retains sole rights to any jointly developed intellectual property.  Under defined conditions, Con Edison was granted a 2.5% royalty, based on the Company's total net revenues from the sale of BPL equipment or BPL related services for a ninety-nine year period. Royalty payments are only due if the Company has positive cash flow and will be payable quarterly, in arrears, and does not accrue from one quarter to another during periods of negative cash flow.

On January 27, 2006, Con Edison and the Company entered into an agreement with NYSERDA (the New York State Energy Research and Development Authority) (the "NYSERDA Agreement") pursuant to which they undertook to conduct medium and low voltage electric systems monitoring activities to detect incipient or impending failures and related activities, for which Con Edison was awarded a $200,000 grant from NYSERDA. The NYSERDA Agreement necessitated an amendment to the Research and Development Agreement to modify the implementation plan contained therein to encompass the objectives of the NYSERDA Agreement.

Additionally, in the amendment, Con Edison committed to remit to the Company approximately $180,000 of the grant monies received from NYSERDA to compensate the Company for its equipment and other costs to be incurred in performing the Advanced Grid Management Pilot Phase. In March 2007, the Company received $179,755.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On July 8, 2004, the Board of Directors approved an amended and restated employment agreement with the Company's Chief Executive Officer. The term of the agreement is currently scheduled to expire on December 31, 2008, provided that after expiration of the initial term, the agreement will automatically renew for additional one-year terms, unless terminated by the Company upon written notice given not less than 90 days prior to the expiration of the term. Under the agreement, the officer is paid an annual salary of $285,000, subject to annual cost of living adjustments. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits.

On August 11, 2004, the Company entered into an amended and restated employment agreement with its Chief Technical Officer. The agreement is currently scheduled to expire on August 14, 2008, provided that the agreement is subject to renewal for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. Under the agreement, the officer is paid an annual salary of $171,000 subject to review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

OPERATING LEASES

The Company does not own any real property. The Company's corporate office in Newton, Massachusetts comprised of approximately 16,642 square feet is leased at a monthly rental of $18,333.33, with a scheduled expiration date of February 28, 2009.

The Company has improved this facility to meet its design and development activities. The Company believes that this facility is sufficient to meet its current requirements and that it would be able to renew its present lease or obtain suitable replacement facilities.

In addition, the Company also rents office space in Briarcliff, New York at a monthly rental of $800 through July 5, 2007 and $900 a month through July 5, 2008. The Company uses this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

Rent expense for 2007 and 2006 was $194,774 and $194,336, respectively. Future minimum rentals on this lease as of December 31, 2007 are as follows:

Year ended December 31,
2008	220,423
2009	36,667
Total	$257,090

NOTE 15 - SUBSEQUENT EVENTS

On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 08 Purchase Agreement") with the Investor referred to in Note 9(iii) above  pursuant to which the Investor purchased the Company’s Senior Secured Convertible Promissory Note in the total  principal amount of $2,500,000 (the “January 08 Note”). The January 08 Note has a term of three years and becomes due on January 15, 2011.   The outstanding principal amount of the January 08 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.035 per share of Common Stock. In connection with the issuance of the January 08 Note, the Company issued Common Stock purchase warrants to the Investor to purchase initially up to 107,142,857 shares of Common Stock  at an exercise price of $0.035 per share.

Except as otherwise specified below, the investment by the Investor under the January 08 Purchase Agreement was made on terms substantially similar to those contained in the Purchase Agreement entered into in July 2007. Amounts owing under the January 08 Note are also secured by substantially all of the assets of the Company.

In connection with the January Purchase Agreement, the Company and the Investor agreed to adjust the conversion price of each of the July 07 Note and the November 07 Note and the exercise prices for each of the July 07 Warrants and the November 07 Warrants to $0.035 per share.

In connection with the financing, the Company issued, as compensation, warrants to purchase up to 14,999,999 shares of the Company's Common Stock at a per share exercise price of $0.035.

In connection with this investment, the Investor agreed the Company’s obligation to file a registration statement covering the Common Stock underlying all of the previously issued notes and warrants may be performed on or before March 28, 2008 and the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement will not commence until June 29, 2008. Subsequently, in March 2008, the Company and the Investor agreed that the Company’s obligation to file such registration statement may be performed on or before June 26, 2008 and its obligation to pay liquidated damages in respect of the delayed effectiveness will not commence until September 24, 2008.

On April 1, 2008 Ambient furthered its relationship with Duke Energy by executing a second Commercial Deployment Agreement to serve 50,000 end points.