Form 10KSB/A
period 2007-12-31
AMBIENT CORP /NY
filed 2008-04-29
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

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

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

par value $.001 per share.
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

EXPLANATORY NOTE

Ambient Corporation is filing this Amendment No. 1, or the Amendment, to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, or the Commission, on April 7, 2008, or the Annual Report, to include Items 9, 10, 11, 12 and 14 to the Annual Report. These Items were not included in the Annual Report because the Company anticipated that such information would be provided in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days after then end of the Company’s 2007 fiscal year.

The complete text of Items 9, 10, 11, 12 and 14 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In addition, Item 13 of Part III of the Annual Report is being updated hereby solely to reflect the inclusion with this Amendment of the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer (principal executive officer and principal financial and accounting officer) are attached to this Amendment as Exhibits 31 and 32.

With the exception of the inclusion of Items 9, 10, 11, 12 and 14 to the Annual Report, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

AMBIENT CORPORATION

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE CONTAINED OR INCORPORATED BY REFERENCE IN THIS 10-KSB/A ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
John J. Joyce	56	Chairman of the Board, CEO, Treasurer and Director
Ramdas Rao	43	Chief Technology Officer
Michael Widland	66	Director (1)
D. Howard Pierce	66	Director (2)
Thomas Michael Higgins	51	Director (2)

_________________________

(1) Compensation Committee Member.

(2)   Audit Committee Member.

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

JOHN J. JOYCE has been the Company's Chairman of the Board of Directors and Chief Executive Officer since September 2001 and served as Chief Operating Officer from November 2000 through August 2001. From September 1996 to October 2000, Mr. Joyce served as Senior Vice President of ABB Financial Services Inc. and President of ABB Financial Consulting, the Americas, where he also led the global energy consulting practice within Financial Services. Mr. Joyce developed the Americas branch of ABB Financial Consulting, the financial management consultancy business of ABB Financial Services. From December 1993 to August 1996, Mr. Joyce served with The Capital Markets & Treasury Practice of Price Waterhouse LLP. Returning to the firm he had previously served for more than five years in the general audit practice, Mr. Joyce assumed the responsibilities of Manager, in which he advised corporations on a variety of business issues and strategies. Mr. Joyce was promoted to Director in June 1995. Mr. Joyce is a CPA and holds an MBA from the Stern School of Business, New York University, where he majored in Finance and International Business.

RAMDAS RAO has been the Company's Chief Technology Officer since September 2000. From March 2000 until he joined the Company, Mr. Rao was the Chief Information Officer at Mullen, one of the larger advertising agencies in North America. From November 1995 through February 2000, he was the President and Co-Founder of Gaialinks Inc., a company engaged in the development of network management software tools and providing network analysis and consulting services for large heterogeneous, multi-vendor, multi-protocol networks and systems. From January 1990 through November 1995, he was affiliated with Boston University where he was Associate Director (from January 1995 through November 1995) and a Network Systems Manager (from July 1990 through December 1994). Mr. Rao received a B.S. degree in Computer Engineering (cum laude) from Boston University College of Engineering in 1988.

MICHAEL WIDLAND joined the Board in November 2000. Mr. Widland has been actively practicing law since 1965 and is presently a partner at Shipman & Goodwin LLP of Stamford, Connecticut. Mr. Widland practices in the areas of commercial and corporate transactions, including financing. He is a former Connecticut Chairman of the Public Contract Section and Business Law Section of the American Bar Association and a member of the Association of Commercial Finance Attorneys.

D. HOWARD PIERCE joined the Board in November 2004. Until his retirement in June 2001, he served as President and CEO of ABB, Inc., the $5 billion US subsidiary of global industrial, energy and automation provider ABB. Prior to assuming leadership of ABB, Inc., Mr. Pierce served in a number of key executive positions, including President of ABB's Steam Power Plants and Environmental Systems and President of ABB China Ltd.

THOMAS MICHAEL HIGGINS joined the Board on September 28, 2006. Mr. Higgins has served as the Senior Vice President for Finance and Chief Financial Officer of the College Board since June 2003. Prior to the College Board, Mr. Higgins was a partner in the New York City accounting firm of Silverman Linden Higgins LLP from February 1993 to June 2003. Previously, Mr. Higgins worked in the New Jersey offices of PricewaterhouseCoopers LLP from January 1992 to January 1993 and Ernst & Young LLP from 1977 to 1991. Mr. Higgins is a member of the American Institute of CPAs as well as the New Jersey and New York State Society of CPAs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers and directors of the Company and persons who beneficially own more than ten percent (10%) of the Common Stock outstanding to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

Based solely on review of the copies of such forms received by the Company with respect to 2007, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of the Common Stock have been complied with except that Messrs. Widland, Pierce and Higgins were each late in filing Form 4’s with respect to stock options that were granted to them in November 2007.  Such Form 4’s were filed in April 2008. Mr. Joyce and Rao intend to shortly file form 4’s in respect to stock option that were granted to them in November of 2007.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this code has been filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

AUDIT COMMITTEE MATTERS

The Audit Committee is responsible for selecting the Company's independent auditors, reviewing the Company's accounting policies, financial procedures and internal controls, the engagement of independent auditors and the general scope of the annual audit and any other services that the auditors may be asked to perform, and review with the auditors their report on the Company's financial statements following the completion of each audit.

The Audit Committee currently consists of Mr. Pierce and Mr. Higgins. The Company believes that each of Mr. Pierce and Mr. Higgins meets the independence criteria set out in Rule 4200(a) (15) of the NASDAQ Stock Market. The Board of Directors believes that Mr. Higgins qualifies as an “audit committee financial expert” as defined in the rules of the SEC. Security holders should understand that this designation is a disclosure requirement of the SEC relating to Mr. Higgins' experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose on Mr. Higgins any duties, obligations or liability that is greater than is generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer and Chief Technology Officer, who were the only executive officers serving as such at the end of 2007 whose total compensation exceeds $100,000 for the year ended December 31, 2007 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
JOHN J. JOYCE
President and Chief Executive Officer	2007 2006	316,243 326,057	- -	64,527 -	380,770 326,057
RAMDAS RAO
Chief Technology Officer	2007 2006	194,336 195,802	- 30,000	25,811 -	220,147 225,802

(1)   Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued during 2007  under the Company's 2000 Employee Stock Option plan.  The assumption used to calculate the fair value of stock option grant under FAS 123R, were: expected holding period of 5.75 years, risk free interest rate of 3.67, no dividend yield and volatility of 127.40%.

The following table sets forth information concerning unexercised options for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2007

	Number of Securities Underlying Options (#)	Number of Securities Underlying Options (#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
John J. Joyce	1,000,000		$0.50	11/17/2011
	375,000		$0.10	9/11/2012
	1,000,000		$0.20	1/23/2014
	500,000		$0.30	5/25/2014
	500,000		$0.50	5/25/2014
		2,500,000 (1)	$0.045	11/15/2015

Ramdas Rao	242,000		$0.20	12/3/2010
	1,000,000		$0.20	1/16/2012
	200,000		$0.20	9/12/2012
	800,000		$0.20	1/26/2014
	375,000		$0.20	8/12/2014
	375,000		$0.20	8/12/2014
		1,000,000 (1)	$0.045	11/15/2015

(1)

The option with respect to 50% of the underlying shares has vested on January 31, 2008 and the options with respect to the remaining shares underlying the options are scheduled to vest on July 31, 2008.

EMPLOYMENT AGREEMENTS

We and John J. Joyce are parties to an amended and restated employment agreement dated as of July 8, 2004, pursuant to which Mr. Joyce is employed as our Chief Executive Officer. Under the agreement, Mr. Joyce was entitled to be paid an annual salary of $285,000 subject to the annual cost of living adjustment. Effective January 1, 2007, Mr. Joyce’s salary was $314,141. By its terms, the agreement provided for an initial term ending December 31, 2007. After expiration of the initial term, the agreement will automatically renew for successive one-year terms unless terminated by us upon written notice given not less than 90 days prior to the expiration of the then-current term. The agreement is currently in effect through December 31, 2008. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits. Our compensation committee is currently considering amendments to the employment agreement with Mr. Joyce.

We and Ramdas Rao are parties to an amended and restated employment agreement dated as of August 11, 2004, pursuant to which Mr. Rao is employed as our Chief Technology Officer at an annual salary of approximately $171,000, subject to review. Effective January 1, 2007 Mr. Rao’s salary was $200,000. The employment agreement had an initial term of two years and renews automatically for successive one-year terms unless either party gives notice of its election to not renew to the other at least 60 days prior to the expiration of the then-current term. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect. Our compensation committee is currently considering amendments to the employment with Mr. Rao.

Each of these agreements includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS

We paid each outside director $2,500 per quarter for service on our Board of Directors in 2007, and an additional $1,500 was paid quarterly for heading the Audit. In addition, we have granted stock options to directors to compensate them for their services.

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid ($)	Option Awards ($) (1)	Total ($)

Michael Widland	10,000	15,486	25,486

Howard D. Pierce	10,000	15,486	25,486

Thomas Michael Higgins (2)	16,000	15,486	31,486

(1)   Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued during 2007  under the Company's 2002 Non-Employee Directors Stock Option Plan. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table.  The assumption used to calculate the fair value of stock option grant under FAS 123R, were: expected holding period of 3 years, risk free interest rate of 3.67, no dividend yield and volatility of 127.40%.

(2)  Heads the Audit Committee

 ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of the close of business on April 28, 2008, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 28, 2008. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 254,615,704 shares of common stock outstanding at April 28, 2008.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock (2)

John J. Joyce, Chairman, CEO, President, and Director	5,665,000 (3)	2.2%

Ramdas Rao, Chief Technology Officer	4,507,000 (4)	1.7%

Michael Widland, Director	2,228,334 (5)	*

D. Howard Pierce, Director	2,000,000 (6)	*

Thomas Higgins, Director	1,200,000 (7)	*

Consolidated Edison, Inc.	35,000,000	13.7%

Shad Stastney	-0- (8)	*

Vicis Capital Master Fund	13,374,000 (9)	4.99%

All directors and executive officers as a group (5 persons) (8)	15,600,334 (10)	5.8%

* Indicates less than 1%.

(1)  Unless otherwise indicated, the address of each person listed is c/o Ambient Corporation, 79 Chapel Street, Newton, Massachusetts 02458.

(2)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with  SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the Record Date are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

(3)  Includes (i) 1,040,000 shares of Common Stock and (ii) 4,625,000 shares of Common Stock issuable upon the exercise of options issued under the Company's 2000 Equity Incentive Plan (the "2000 Incentive Plan").

(4)  Includes (i) 1,015,000 shares of Common Stock and (ii) 3,492,000 shares of Common Stock issuable upon exercise of options issued under the 2000 Incentive Plan.

(5)  Includes (i) 133,334 shares of Common Stock, (ii) 550,000 shares of Common Stock issuable upon exercise of non-plan options and (iii) 1,545,000 shares of Common Stock issuable upon exercise of options issued under the 2002 Directors Plan.

(6)  Includes (i) 200,000 shares of Common Stock, (ii) 500,000 shares of Common Stock issuable upon exercise of non-plan options and (iii) 1,300,000 shares of Common Stock issuable upon exercise of options issued under the 2002 Directors Plan.

(7)  Includes (i) 1,200,000 shares of Common Stock issuable upon exercise of options issued under the 2002 Directors Plan.

(8)

Mr. Shad Stastney has been nominated for election to the Company’s Board of Directors and has been included as director-nominee in the Company’s preliminary proxy statement filed on April 18, 2008.

(9)  Includes only 13,374,000 shares of our Common Stock issuable upon conversion of our (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.5 million which are currently potentially convertible into 357,142,857 shares of our Common Stock and (ii) warrants (the “Warrants”) to acquire up to an additional 475,476,191 shares of our Common Stock. The Notes and the Warrants contain a contractual restriction on beneficial share ownership that limits Vicis Capital Master Fund to 4.99% of our outstanding shares of Common Stock except upon providing us with not less than 61 days prior notice. All shares are held directly by Vicis Capital Master Fund, for which Vicis Capital LLC acts as investment advisor. Vicis Capital LLC may be deemed to beneficially own such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by virtue of the voting and dispositive power over such shares granted by Vicis Capital Master Fund to Vicis Capital LLC.  The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time.  Vicis Capital LLC disclaims beneficial ownership of any shares reported herein. Shad S. Stastney, a founder and principal of Vicis Capital LLC, together with John Succo and Sky Lucas, have shared voting and dispositive control of these securities.  See also Item 12 (Certain Relationships and Related Transactions).

(10) See Footnotes 3 through 7.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2007, certain information relating to the Company's equity compensation plans.

Number of
securities to
	be issued	Weighted-
	upon	average
	exercise of	exercise price of	Number of
	outstanding	outstanding	Securities
	options,	options,	Remaining
	warrants and	warrants	available for
	rights	and rights	Issuance
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	28,587,000	$0.171	812,100
Equity compensation plan not approved by security holders	3,620,000(1)	$0.203	-
Total	32,207,000	$0.174	812,100

(1)   Comprised of (i) 350,000 shares of Common Stock issuable upon the exercise of non-plan options issued in September 2006 to advisory board members and exercisable at a per share exercise price of $0.20, (ii) 125,000 shares of Common Stock issuable upon the exercise of non-plan options issued in August 2005 to advisory board members and exercisable at a per share exercise price of $0.30, (iii)   1,050,000 shares of Common Stock issuable upon the exercise of non-plan options issued in January  2005 to non-employee directors and exercisable at a per share exercise price of $0.20, (iv) 150,000 shares of Common Stock issuable upon the exercise of non-plan options issued in January 2004 to advisory board members and exercisable at a per share exercise price of $0.20, (v) 45,000 shares of Common Stock issuable upon the exercise of non-plan options issued in January 2002 to non-employee directors and exercisable at a per share exercise price of $0.20 (vi) 950,000 shares of Common Stock issuable upon the exercise of non-plan options issued in December 2001 to employees of the Company and exercisable at a per share exercise price of $0.20, (vii) 950,000 shares of Common Stock issuable upon the exercise of non-plan options issued in December 2001 to employees of the Company and exercisable at a per share exercise price of $0.20.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company's retains the law firm of Shipman & Goodwin LLP ("S&G"), of which Mr. Michael Widland, a non-employee director, is a partner, to perform legal services from time to time. The Company paid S&G $93,118.30 and $69,501.60 for legal services rendered during 2007 and 2006, respectively.

Vicis Capital Master Fund holds convertible promissory notes (the “Notes”) in the aggregate principal amount of $12.5 million which are currently potentially convertible into 357,142,857 shares of our Common Stock. Vicis also holds warrants (the “Warrants”) to acquire up to an additional 475,476,191 shares of our Common Stock.

The Notes and the Warrants contain a contractual restriction on beneficial share ownership that limits Vicis to 4.99% of our outstanding shares of Common Stock except upon providing us with not less than 61 days prior notice. All shares are held directly by Vicis Capital Master Fund, for which Vicis Capital LLC acts as investment advisor.  Vicis Capital LLC may be deemed to beneficially own such shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by virtue of the voting and dispositive power over such shares granted by Vicis Capital Master Fund to Vicis Capital LLC.  The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time.  Vicis Capital LLC disclaims beneficial ownership of any shares reported herein. If Vicis were to give notice and to subsequently convert the Notes and exercise all of the warrants then it would own, assuming such conversion and exercise were to take place on the Record Date, approximately 67% of our issued and outstanding shares on a fully diluted basis. Shad  Stastney, a founder and principal of Vicis Capital LLC and a director nominee who will stand for election to our board of directors at our 2008 annual stockholders meeting, together with John Succo  and Sky Lucas  has shared voting and dispositive control of these securities.

DIRECTOR INDEPENDENCE

The Company believes that each of Mr. Pierce, Mr. Higgins, and Mr. Widland meets the independence criteria set out in Rule 4200(a) (15) of the NASDAQ Stock Market. Each of Messrs. Pierce and Higgins are members of the Audit Committee. Mr. Widland is a member of the Compensation Committee.

ITEM 13.

EXHIBITS

The following documents are included or incorporated by reference:

Exhibit Number	Description
31	RULE 13a-14(a) / 15d-14(a) CERTIFICATION
32	SECTION 1350 CERTIFICATION

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Rotenberg, for the audit of the Company's annual financial statements for 2007 and 2006. No other fees were billed, nor were other services rendered, by Rotenberg during 2007 and 2006.

Type of Service/Fee	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$112,067	$74,681

(1)   Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in the Annual Report on Form 10-KSB and the review of the interim financial statements included in the Quarterly Reports on Form 10-QSB, and for the services that are normally provided in connection with regulatory filings or engagements.

The Audit Committee reviews non-audit services rendered for each year and determines whether such services are compatible with maintaining the accountants' independence. The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Company's independent public accountants are permitted to perform for the Company under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accountants and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for, among other things, the annual financial statement audit engagement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.

Date:  April  29, 2008

By:	/s/ JOHN J. JOYCE
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER AND DIRECTOR

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN JOYCE	CHIEF EXECUTIVE OFFICER,	April 29, 2008
JOHN JOYCE	DIRECTOR

/s/ MICHAEL WIDLAND	DIRECTOR	April 29, 2008
MICHAEL WIDLAND

/s/ D. HOWARD PIERCE	DIRECTOR	April 29, 2008
D. HOWARD PIERCE

/s/ MICHAEL THOMAS HIGGINS	DIRECTOR	April 29, 2008
MICHAEL THOMAS HIGGINS