Form 10-Q
period 2008-03-31
AMBIENT CORP /NY
filed 2008-05-15
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: MARCH 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

AMBIENT CORPORATION

(Exact name of registrant as specified in its charter)

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

As of May 15, 2008, there were 254,615,704 shares of the issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

* The Balance Sheet at December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of financial condition,” regarding our future plans, strategies and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.    You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our inability to continue operations; our inability to obtain necessary financing; the effect of a going concern statement by our auditors; changes in: economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$966,072	$546,125
Marketable securities	525,000	-
Accounts receivable	74,633	193,406
Inventory	283,530	474,063
Prepaid expenses and other current assets	133,514	141,181
Total current assets	1,982,749	1,354,775
Property and equipment, net	440,790	481,129
Deferred financing costs, net	1,066,435	898,214
Prepaid licensing fees	62,797	81,997
Total assets	$3,552,771	$2,816,115

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,185,413	$1,013,609
Accrued expenses and other current liabilities	635,466	595,420
Convertible debt, current portion	-	103,500
Total current liabilities	1,820,879	1,712,529
NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $9,830,961 and $7,431,592)	2,669,039	2,568,408
Total liabilities	4,489,918	4,280,937

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
1,250,000,000 shares authorized; 255,615,704 and 255,615,704
issued; 254,615,704 and 254,615,704 outstanding, respectively	255,615	255,615
Additional paid-in capital	116,222,413	113,181,348
Deficit accumulated during the development stage	(117,215,175)	(114,701,785)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity	(937,147)	(1,464,822)
Total liabilities and stockholders' equity	$3,552,771	$2,816,115

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Cumulative From Inception To March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues (including $-0-, $-0-, and $325,000
from a related party)	$63,642	$1,768,200	$5,025,659
Less Cost of goods sold (includes a reserve for
obsolescence of $286,821 in 2008)	342,870	1,271,439	4,401,525
Gross margin	(279,228)	496,761	624,134
Expenses
Research and Development	859,245	955,092	20,036,470
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195
	859,245	955,092	19,478,275
Operating, general and administrative expenses (1)	745,557	906,939	28,284,874
Stock based compensation - net	114,868	68,165	18,163,859
Total expenses	1,719,670	1,930,196	65,927,008
Other operating income - gain on sale of fixed assets - related party	-	179,755	179,755
Operating loss	(1,998,898)	(1,253,680)	(65,123,119)
Interest expense	(171,690)	(131,886)	(2,798,216)
Amortization of beneficial conversion feature of convertible debt	(94,878)	(582,665)	(11,378,880)
Amortization of deferred financing costs	(263,729)	(710,631)	(22,081,449)
Interest income	15,805	26,424	700,821
Loss on sale of fixed assets		(5,599)	(5,599)
Legal settlement	-	-	(1,512,500)
Noncash financing expense	-	-	(1,600,000)
Write-off of convertible note receivable	-	-	(490,000)
Company's share in net losses of affiliate	-	-	(1,352,207)
Loss before minority interest and extraordinary item	(2,513,390)	(2,658,037)	(105,641,149)
Minority interest in subsidiary loss	-	-	25,000
Loss before extraordinary item	(2,513,390)	(2,658,037)	(105,616,149)
Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)
Net loss per share	(2,513,390)	(2,658,037)	(115,394,316)
Deemed dividends on convertible preferred stock	-	-	(1,820,859)
Net loss attributable to common stockholders	$(2,513,390)	$(2,658,037)	$(117,215,175)
Basic and diluted loss per share:
Net loss before extraordinary item	$(0.01)	$(0.01)
Extraordinary loss from extinguishment of debt	-	-
Net loss	$(0.01)	$(0.01)
Weighted average number of shares outstanding	254,615,704	207,726,691
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$-	$-	$1,454,192
Operating, general and administrative, net	114,868	68,165	16,709,667
	$114,868	$68,165	$18,163,859

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,		Cumulative From Inception To March 31,
	2008	2007	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,513,390)	$(2,658,037)	$(115,394,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,647	97,589	1,572,433
Amortization of note discount	263,729	710,631	21,436,578
Amortization of beneficial conversion feature of convertible debt	94,878	582,665	11,378,880
Accretion of interest on notes payable	-	-	144,333
Write-off of stockholder advance to revenue	-	-	(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	114,868	203,696	32,257,290
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	-	(174,156)	(155,022)
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	118,773	414,243	(54,108)
Inventory	190,533	(102,553)	(283,530)
Prepaid expenses and other current assets	7,667	41,385	(64,809)
Prepaid licensing fees	19,200		72,203
Accounts payable	171,804	(109,172)	1,461,708
Accrued expenses and other current liabilities	40,046	89,116	786,122

Net cash used in operating activities	(1,422,245)	(904,593)	(43,519,361)

AMBIENT CORPORATION (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(525,000)		(525,000)
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(29,308)	(106,013)	(2,231,498)
Proceeds from sale of fixed assets	-	194,997	238,097
Loans to officers	-	-	(2,137,677)
Repayment of loans to officer	-	-	1,431,226

Net cash provided by (used in) investing activities	(554,308)	88,984	(4,834,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	-	-	11,375,808
Proceeds from loans and advances	-	-	690,000
Proceeds from issuance of notes payable	2,500,000	-	15,860,000
Finance costs relating to issuance of notes payable	-	-	(1,014,400)
Proceeds from issuance of convertible debentures	-	-	28,455,133
Finance costs relating to issuance of debt	-	-	(847,500)
Repayment of convertible debentures	(103,500)	-	(4,661,850)
Repayment of notes payable		-	(2,944,333)
Proceeds of loans from shareholders, net	-	-	919,600
Repayment of loans from shareholders	-	-	(968,000)
Proceeds from long-term bank credit	-	-	95,969
Repayment of long-term bank credit	-	-	(87,996)
Decrease in short term bank credit	-	-	(32,004)
Proceeds from public offering of common stock	-	-	3,433,027
Repayment of short-term debt	-	-	(250,000)
Proceeds from short-term debt	-	-	274,038
Loans to affiliate	-	-	(977,207)

Net cash provided by financing activities	2,396,500	-	49,320,285

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419,947	(815,609)	966,072

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	546,125	2,385,668	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$966,072	$1,570,059	$966,072

Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$-	$1,316,520
Issuance of common stock in lieu of interest	$-	$135,531
Deemed dividends on convertible preferred stock	$-	$-	$1,820,859

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,283	$143

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the" Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

The Company's future operations are dependent upon the generation of additional revenues or management's ability to find sources of additional capital. The Company will require additional funds to execute our business plan and to realize our long range growth objectives. Management is seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors.  At the present time, we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms.

The Company has been funding in part its operating cash flow deficit during fiscal year 2007 primarily from the proceeds of the private placements to an institutional investor of the Company’s senior secured convertible promissory notes that it issued in July and November 2007, and January 2008, the net proceeds of which totaled approximately $7.8 million.  Additionally, in April 2008, the Company raised from such investor additional net proceeds of $3.0 million from the placement to such investor of five-year warrants to purchase additional shares of the Company’s common stock par value $0.001 per share (the “Common Stock”) and other consideration.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating what impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

NOTE 3 - NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of Common Stock, outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	Shares of Common Stock Issuable upon Conversion/Exercise of as March 31,
	2008	2007
Stock options	32,074,500	22,964,500
Warrants	468,742,855	111,139,999
Convertible debentures	357,142,857	41,175,800

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the three months ended March 31, 2008 and 2007 were as follows:

		March 31
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Hardware	$63,642	$1,741,800
Software and services	-	26,400
	$63,642	$1,768,200

One customer accounted for 100% and 98% of the hardware revenue for the 2008 and 2007 periods respectively.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$77,834	$263,698
Finished goods	205,696	210,365
	$283,530	$474,063

NOTE 6 - CONVERTIBLE DEBT

(i) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the " Purchase Agreement") with an institutional investor (the “Investor”) pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The outstanding principal amount of the July 07 Note was originally convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.075 per share of Common Stock, subject to certain adjustments.

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

Pursuant to the Securities Purchase Agreement, in connection with the issuance of the July 07 Note, the Company issued Common Stock Purchase Warrants to the Investor, exercisable through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock, of which warrants for 50,000,000 shares (“Class A July 07  Warrants”) had an original exercise price of $0.06 per share and warrants for 100,000,000 shares (“Class B July 07 Warrants”; together with the Class A July 07 Warrants, the “July 07 Warrants”) had an original exercise price of $0.075. The July 07 Warrants contain provisions to adjust the exercise price and the share amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable exercise price, in which case (i) the exercise price is to be reduced to the price at which such Common Stock was issued and (ii) the share amount is to be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price is equal to the aggregate exercise price prior to such adjustment. The July 07 Warrants also may be exercised on a cashless basis on or after September 24, 2008 if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of the Warrants. In connection with the financing, the Company paid fees to a placement agent of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.075, of which 16.6 million shares  were later re-priced to $0.045 in the subsequent financing. The Company originally undertook to file, by December 28, 2007, a registration statement (the "Registration Statement") covering the Common Stock underlying the July 07 Note and the July 07 Warrants. Under certain circumstances, the Company will be obligated to pay liquidated damages to the holders of the July 07 Note if the Registration Statement is filed late and/or is not declared effective by the Securities and Exchange Commission within the earlier of (i) five days after notice by the Securities and Exchange Commission that the registration statement may be declared effective or (ii) March 29, 2008.

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

(ii) On November 1, 2007, the Company entered into a Securities Purchase Agreement (the "November 2007 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “November 07 Note”). The November 07 Note has a term of three years and becomes due on November 1, 2010. The outstanding principal amount of the November 07 Note was originally convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.045 per share of Common Stock.

In connection with the issuance of the November 07 Note, the Company issued Common Stock purchase warrants (the “November 07 Warrants”) to the Investor, exercisable through October 31, 2012, to purchase initially up to 83,333,334 shares of Common Stock, of which warrants for 27,777,778 shares had an original exercise price of $0.045 per share and warrants for 55,555,556 shares had an original exercise price of $0.05 (in each case the "Exercise Price"). Except as otherwise specified below, the investment by the Investor under the November 2007 Purchase Agreement was made on terms substantially similar to those contained in the Purchase Agreement entered into in July 2007. Amounts owing under the November 07 Note are also secured by substantially all of the assets of the Company.

In connection with the investment, the Company and the Investor agreed to amend the Purchase Agreement to adjust the conversion price of the July 07 Note to $0.045 per share and to adjust the exercise price of the Class A July 07 Warrants to $0.045 per share and of the Class B July 07 Warrants to $0.05 per share. In addition, the Company and the Investor agreed that the (i) Company’s obligation to file a registration statement covering the Common Stock underlying the July 07 Note, November 07 Note, July 07 Warrants and November 07 Warrants may be performed on or before January 27, 2008 and (ii) the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement does not commence until April 28, 2008 In connection with an additional investment made by this Investor as discussed below, these dates have been extended.

For financial reporting purposes, the Company recorded a discount of $1,127,634 to reflect the value of the November 07 Warrants and in accordance with EITF No. 00-27, an additional discount of $294,301 to reflect the beneficial conversion feature of  November 07 Note.   The discounts are being amortized to the date of maturity unless converted earlier.

(iii) On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “January 08 Note”). The January 08 Note has a term of three years and becomes due on January 15, 2011. The outstanding principal amount of the January 08 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.035 per share of Common Stock.

In connection with the issuance of the January 08 Note, the Company issued Common Stock purchase warrants (the “January 08 Warrants”) to the Investor, exercisable through January 15, 2013 to purchase initially up to 107,142,857 shares of Common Stock at an exercise price of $0.035 per share. Except as otherwise specified below, the investment by the Investor under the January 2008 Purchase Agreement was made on terms substantially similar to those contained in the Purchase Agreement entered into in July 2007. Amounts owing under the January 08 Note are also secured by substantially all of the assets of the Company.

In connection with the investment, the Company and the Investor agreed to amend the Purchase Agreement to adjust the conversion price of the July 07 and November 07 Note to $0.035 per share and to adjust the exercise price of the Class A and Class B July 07 and November 07 Warrants to $0.035 per share In addition, the Company and the Investor agreed that the (i) Company’s obligation to file a registration statement covering the Common Stock underlying the July 07 Note, November 07 Note, July 07 Warrants and November 07 Warrants may be performed on or before January 27, 2008 and (ii) the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement does not commence until April 28, 2008. Following the consummation in April 2008 by the Investor of an additional investment in the Company, these dates have been further extended and the per share exercise price of each of the July 07 Warrants, the November 07 Warrants and the January 08 Warrants have been adjusted.

For financial reporting purposes, the Company recorded a discount of $1,459,189 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $1,040,811 to reflect the beneficial conversion feature of  January 08 Note.   The discounts are being amortized to the date of maturity unless converted earlier.

In connection with the financing, the Company issued, as compensation to a registered broker dealer, warrants to purchase up to 14,999,999 shares of the Company's Common Stock at a per share exercise price of $0.035.

On April 23, 2008, the Company entered into a Securities Purchase Agreement (the "April 08 Purchase Agreement") with the Investor referred to in Note 6 above pursuant to which the Company issued to the Investor, in consideration of $3,000,000, warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of the Company’s Common Stock, at a per share exercise price of $0.001. In connection with the issuance of the April 2008 Warrants, the per share exercise price of the previously issued July 07 Warrants, November 07 Warrants and January 08 Warrants has been reset to $0.001 (from $0.035).  The number of shares issuable upon exercise of these warrants was not adjusted and the conversion price of the July 07 Notes, the November 07 Notes and the January 08 Notes (collectively, the “Warrants”) (hereinafter, collectively, the “Notes”) has not been reset and such notes remain convertible at a per Common Stock share price of $0.035. Unlike the previous financings, the April 2008 financing did not include any debt component.

In addition, the Company and the Investor agreed to amend the Registration Rights Agreement previously entered into in connection with the Notes to provide that (i) the Company’s obligation to file a registration statement covering the Common Stock underlying the April 2008 Warrants, the Notes and the Warrants may be performed on or before December 15, 2008 and (ii) the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement does not commence until March 15, 2009.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS CONTAINED HEREIN AND THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2007 ON FORM 10-KSB.

OVERVIEW

Ambient Corporation (“Ambient”, the “Company” “we or “us”) is engaged in the design, development, commercialization, and marketing of Ambient Smart Grid™ communications equipment, technologies, and services. Ambient Smart Grid™ communications technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution lines for the delivery of high-speed IP-based services.

Ambient's goal is to become a leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communication platforms, taking responsibility for network design, hardware delivery, installation support, operator training and network management of the utilities next generation digital distribution grid. Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations, and has maintained strategic relationships with suppliers of critical communication components thus securing Ambient’s access to manufacturing scalability.

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

As of May 2008, we held 19 patents, with more than 183 independent claims allowed, primarily relating to Broadband over Power Line BPL and coupling technology and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We plan to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.  Ambient's communications node has been certified as fully compliant with current FCC rules including requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key Institute of Electrical and Electronics Engineers (“IEEE”) BPL safety and standardization committees.

Ambient Smart Grid™ pilot networks continued to operate on a limited scale in Akron, Ohio; Little Rock, Arkansas; Charlotte, North Carolina, and Manhattan and Westchester New York.

Throughout 2007, Ambient continued its evolution expanding our value proposition for our marquee customer. As we responded to the needs of the utilities we have been working with, we incorporated energy sensing capabilities and other communication interfaces into the Ambient Smart Grid™ platform. Dating back to 2000, Ambient has been focused on building communication platforms for utility applications over the existing power line infrastructure, initially using proprietary Broadband over Power Line BPL technology based upon DS2’s first generation chipset. Since our initial BPL offering in 2000 Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure, or smart grid communications. In 2004, we upgraded to a 200 Mbps chipset that allowed for a stronger and faster communications network that supported more advanced utility applications. In 2005, we leveraged the advantages of using multiple communications technologies to begin the integration of wireless communications in our nodes.  While we have integrated wireless technologies into our communication networks, we continue to believe in a communications network that is overlaid directly onto the distribution infrastructure to give a utility real-time insight into distribution grid operations. During 2007, Ambient integrated voltage sensing and current sensing into our product offerings allowing all nodes to give power quality data back to the utility. Due to natural evolution of the Ambient Smart Grid™ solution, our nodes presently use a wide range of technologies including but not limited to BPL, Wi-Fi and cellular to deliver a smart grid communication network overlaid upon the existing distribution network for utility applications. During 2008, Ambient will continue to focus on our core business of designing, developing and commercializing Ambient Smart Grid™ platform, equipment, technologies, and services. Our goal is to become a leading supplier of commercially deployed turn-key smart grid communication networks that deliver high-speed data services to electric utilities, commercial, governmental, and residential customers. We intend to generate revenues from the design of these networks, as well as the sales, installation, and support of the necessary equipment and technologies, and from the licensing of our network management system. In April 2008, Ambient received a purchase order with a maximum value of $11 million, which included the licensing of Ambient’s Network Management System, AmbientNMS™, and engineering support in building out an intelligent grid/intelligent-metering platform. We are currently in the process of fulfilling this purchase order.

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

We intend to actively seek new opportunities for commercial pilots and work to bring new and existing networks to full commercialization. In 2008, our principal target customers will continue to be electric utilities in North America and elsewhere that will be deploying smart grid technology. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for our Ambient Smart Grid™ networks.

As of March 31, 2008, we had an accumulated deficit of approximately $117.2 million (which includes approximately $68.2 million in stock-based charges and other non-cash charges).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUE. Revenues for the three months ended March 31, 2008 were $63,642 compared to $1,768,200 for the corresponding period in 2007. Revenues during the 2007 period were attributable to the sales of equipment, software and related network design and installation services from the purchase orders received in the fourth quarter 2006.  Revenues for the 2008 period were attributable to the sale of equipment and revenues for the 2007 period were attributable to the sale of equipment, software and related network design, and installation services.  Revenues for the 2008 and 2007 periods related to the sales of equipment totaled $63,642 and $1,741,800, respectively.

COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold for the three months ended March 31, 2008 was $342,870 compared to $1,271,439 during the corresponding period in 2007.  For the three months ended March 31, 2008, we incurred a gross loss of $279,228, compared to a gross profit of $496,761 for the corresponding period in 2007.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2008 were $859,245 compared to $955,092 during the corresponding period in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2008 were $745,557 compared to $906,939 for the corresponding period in 2007. We expect that our general and administrative expenses will increase over the next twelve months as we fulfill the purchase order that we recently received in April 2008 and we intensify our efforts to market and commercialize our Ambient Smart Grid™ communication platforms.

OTHER OPERATING EXPENSES. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the three months ended March 31, 2008, we incurred non-cash stock-based compensation expense of $114,868 compared to $68,165 for the corresponding period in 2007.

OTHER OPERATING INCOME.  For the three months ended March 31, 2008, other operating income totaled $0 compared to $179,755 for the corresponding period in 2007. In March 2007, the Company sold equipment for a gain of $179,755. The gain resulting from grant monies received from Con Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NON-CASH EXPENSES. For the three months ended March 31, 2008, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $358,607 compared to $1,293,296 for the corresponding period in 2007. These non-cash expenses relate to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our convertible debentures and notes.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the three months ended March 31, 2008, we incurred interest of $171,690 compared to $131,886 for the corresponding period in 2007. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July through January 2008 and our 8% Convertible Debentures, which were issued in May 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $966,072 at March 31, 2008 and $546,125 at December 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2008 was $1,422,245 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilot projects and deployments. Our inventory was valued at $283,530 as of March 31, 2008.

Net cash used in investing activities totaled $554,308 during the three months ended March 31, 2008 for the purchase of marketable securities and additions to property and equipment.

Net cash from financing activities totaled $2,396,500 during the three month ended March 31, 2008. We received proceeds of $2,500,000 from the issuance of our Secured Convertible Promissory Notes and repaid $103,500 of notes that became due.

From inception through March 31, 2008, we have funded our operations primarily through the issuance of our securities.

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

In July 2007, we raised gross proceeds of $7,500,000 from the private placement of our three year 8% Secured Convertible Promissory Note (the “July 2007 Note”) to the investor that advanced to us a short-term loan in June 2007. At closing, we received net proceeds of approximately $2.8 million after closing costs and repayment of the short term loan. The investor in this private placement has a lien on substantially all of our assets. The July 2007 Note was originally convertible into shares of our Common Stock at any time at a per share conversion rate of $0.075. In November 2007, we raised additional net proceeds of $2,500,000 from this investor upon its purchase of a three year Secured Convertible Promissory Note (the “November 2007 Note”) that is in all material respects identical to the July 2007 Note except that the November 2007 Note is scheduled to mature in November 2010 and the per share conversion rate was set at $0.045. Upon the consummation of the November 2007 financing, the conversion rate of the July 2007 Note was adjusted to $0.045 per share.

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

On April 23, 2008, we raised from the investor referred to in the preceding paragraph $3,000,000 from the issuance of warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of our Common Stock at a per share exercise price of $0.001. In connection with the issuance of the April 2008 Warrants, the per share exercise price of the warrants previously issued to such investor in connection with the placement of the July 2007 Note, the November 2007 Note and the January 2008 Note has been re-set to $0.001 (from $0.035). The number of warrant shares has not been adjusted. The conversion price of the notes has not been reset and such notes remain convertible at a per Common Stock share price of $0.035. Unlike the previous financings, the current financing with the investor did not include any debt component.

The Company will require additional funds to execute our business plan and to realize our long range growth objectives. Management is seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors.  At the present time, we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any financing can be expected to result in significant dilution.

ITEM 4T.

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

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS

None

Exhibit No.	Description
10.1

Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC. Pursuant to Rule 24 b-2 under the securities Exchange Act of 1934 the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy

31

Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principle Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32

Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principle Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION

Dated: May 15, 2008	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)