Form 10-Q
period 2008-06-30
AMBIENT CORP /NY
filed 2008-08-14
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: JUNE 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☒	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

As of August 14, 2008, there were 254,615,704 shares of the issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

* The Balance Sheet at December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD  LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others.  Statements concerning our future operations, prospects, strategies, Financial Condition and Results of Operations, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of financial condition,” regarding our future plans, strategies and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our inability to continue operations; our inability to obtain necessary financing; the effect of a going concern statement by our auditors; changes in: economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,219,810	$546,125
Marketable securities	125,000	-
Accounts receivable	317,077	193,406
Inventory	277,678	474,063
Prepaid expenses and other current assets	1,340,622	141,181

Total current assets	3,280,187	1,354,775

Property and equipment, net	422,203	481,129
Deferred financing costs, net	1,018,729	898,214
Prepaid licensing fees	57,743	81,997

Total assets	$4,778,862	$2,816,115

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,189,834	$1,013,609
Accrued expenses and other current liabilities	842,243	595,420
Convertible debt, current portion	-	103,500

Total current liabilities	2,032,077	1,712,529

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $10,714,403 and $7,431,592)	1,785,597	2,568,408

Total liabilities	3,817,674	4,280,937

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
2,000,000,000 and 1,250,000,000 shares authorized; 255,615,704 and 255,615,704 issued; 254,615,704 and 254,615,704 outstanding, respectively	255,615	255,615
Additional paid-in capital	120,622,835	113,181,348
Deficit accumulated during the development stage	(119,717,262)	(114,701,785)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity (deficit)	961,188	(1,464,822)

Total liabilities and stockholders' equity	$4,778,862	$2,816,115

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
	Six Months Ended		to	Three Months Ended
	June 30,		June 30,	June 30,
	2008	2007	2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues (includes $-0-, $-0-, $325,000, $-0-, and $-0-
from a related party)	810,865	$1,936,184	$5,772,882	$747,223	$167,984

Less Cost of goods sold (includes an inventory reserve
of $286,821, $119,119, $453,871, $-0-, and 78,765)	948,500	1,412,229	5,007,155	605,630	140,790

Gross margin	(137,635)	523,955	765,727	141,593	27,194

Expenses
Research and development	1,786,067	1,777,604	20,963,292	923,795	822,512
Less - Participation by the Office of the
Chief Scientist of the State of Israel	-	-	558,195	-	-
	1,786,067	1,777,604	20,405,097	923,795	822,512
Operating, general and administrative expenses (1)	1,697,311	1,994,200	29,236,628	954,781	1,087,261
Stock based compensation, general and administrative	299,599	136,330	18,348,590	184,731	68,165

Total expenses	3,782,977	3,908,134	67,990,315	2,063,307	1,977,938

Other operating income - gain on sale of fixed assets – related party	-	179,755	179,755	-	-

Operating loss	(3,920,612)	(3,204,424)	(67,044,833)	(1,921,714)	(1,950,744)

Interest expense	(338,836)	(265,203)	(2,965,362)	(167,146)	(133,317)
Amortization of beneficial conversion feature of convertible debt	(205,700)	(1,158,282)	(11,489,702)	(110,822)	(575,617)
Amortization of deferred financing costs	(577,863)	(1,513,370)	(22,395,583)	(314,134)	(802,739)
Interest income	27,534	49,060	712,550	11,729	22,636
Loss on sale of fixed assets	-	(5,599)	(5,599)	-	-
Legal settlement	-	-	(1,512,500)	-	-
Non-cash financing expense	-	-	(1,600,000)	-	-
Write-off of convertible note receivable	-	-	(490,000)	-	-
Company's share in net losses of affiliate	-	-	(1,352,207)	-	-
Loss before minority interest and extraordinary item	(5,015,477)	(6,097,818)	(108,143,236)	(2,502,087)	(3,439,781)

Minority interest in subsidiary loss	-	-	25,000	-	-

Loss before extraordinary item	(5,015,477)	(6,097,818)	(108,118,236)	(2,502,087)	(3,439,781)

Extraordinary item - loss on extinguishment of debt	-	-	(9,778,167)	-	-

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(CONTINUED)

			Cumulative
			From Inception
	Six Months Ended		to	Three Months Ended
	June 30,		June 30,	June 30,
	2008	2007	2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	(5,015,477)	(6,097,818)	(117,896,403)	(2,502,087)	(3,439,781)

Deemed dividends on convertible preferred stock	-	-	(1,820,859)	-	-

Net loss attributable to common stockholders	(5,015,477)	$(6,097,818)	$(119,717,262)	$(2,502,087)	$(3,439,781)

Net loss per share	(0.02)	$(0.03)		$(0.01)	$(0.01)

Weighted average number of shares outstanding	254,615,704	227,373,482		254,615,704	241,383,341

(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	-	$-	$1,454,192	$-	$-
Operating, general and administrative, net	299,599	136,330	16,894,398	184,731	68,165

	299,599	$136,330	$18,348,590	$184,731	$68,165

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
	Six Months		From Inception
	Ended		to
	June 30,		June 30,
	2008	2007	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,015,477)	$(6,097,818)	$(117,896,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,087	189,862	1,654,873
Amortization of note discount	577,863	1,513,370	21,750,712
Amortization of beneficial conversion feature of convertible debt	205,700	1,158,282	11,489,702
Accretion of interest on notes payable	-	-	144,333
Write-off of stockholder advance to revenue	-	-	(325,000)
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	299,599	383,562	32,442,021
Cancellation of officer loans in settlement of employment contract	-	-	724,447
Gain on sale of fixed assets	-	(174,156)	(155,022)
Increase in net liability for severance pay	-	-	15,141
Accrued interest on loans and notes payable	-	-	210,016
Company's share in net losses of affiliates	-	-	1,352,207
Minority interest in subsidiary loss	-	-	(25,000)
Write-off of convertible note receivable	-	-	400,000
Write-down of long term investment	-	-	835,000
Write-off of fixed assets	-	-	136,066
(Decrease) increase in cash attributable to changes in assets and liabilities
Accounts receivable	(123,671)	816,145	(140,752)
Inventory	196,385	(240,340)	(277,678)
Prepaid expenses and other current assets	(1,199,441)	(43,962)	(1,271,917)
Prepaid licensing fees	24,254	118,798	77,257
Accounts payable	176,225	(230,957)	1,310,329
Accrued expenses and other current liabilities	246,823	410,276	992,899

Net cash used in operating activities	(4,459,653)	(2,196,938)	(46,556,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(525,000)	-	(525,000)
Sale of marketable securities	400,000	-	400,000
Loan provided to another company	-	-	(835,000)
Purchase of convertible promissory note	-	-	(400,000)
Investment in affiliated company	-	-	(375,000)
Additions to property and equipment	(93,162)	(139,978)	(2,295,352)
Proceeds from sale of fixed assets	-	194,997	238,097
Loans to officers	-	-	(2,137,677)
Repayment of loans to officer	-	-	1,431,226

Net cash (used in) provided by investing activities	(218,162)	55,019	(4,498,706)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

				Cumulative
	Six Months			From Inception
	Ended			to
	June 30,			June 30,
	2008		2007	2008
	(Unaudited)		(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital		-	-	11,375,808
Proceeds from issuance of warrants		3,000,000		3,000,000
Proceeds from loans and advances		-	-	690,000
Proceeds from issuance of notes payable		2,500,000	4,000,000	15,860,000
Finance costs relating to issuance of notes payable		-	(240,000)	(1,014,400)
Proceeds from issuance of convertible debentures		-	-	28,455,133
Finance costs relating to issuance of debt and warrants		(45,000)	-	(892,500)
Repayment of convertible debentures		(103,500)	-	(4,661,850)
Repayment of notes payable		-	-	(2,944,333)
Proceeds of loans from shareholders, net		-	-	919,600
Repayment of loans from shareholders		-	-	(968,000)
Proceeds from long-term bank credit		-	-	95,969
Repayment of long-term bank credit		-	-	(87,996)
(Decrease) in short term bank credit		-	-	(32,004)
Public offering of common stock		-	-	3,433,027
Repayment of short-term debt		-	-	(250,000)
Proceeds from short-term debt		-	-	274,038
Loans to affiliate		-	-	(977,207)

Net cash provided by financing activities		5,351,500	3,760,000	52,275,285

INCREASE IN CASH AND CASH EQUIVALENTS		673,685	1,618,081	1,219,810

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		546,125	2,385,668	-

CASH AND CASH EQUIVALENTS - END OF PERIOD		$1,219,810	$4,003,749	$1,219,810

Non-cash financing and investing activities:
Issuance of common stock upon conversion of debentures	$		$2,633,040
Issuance of common stock in lieu of interest	$		$247,332
Issuance of warrants in connection with issuance of notes payable		$3,146,078	$

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$11,761	$817

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the" Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies and negative working capital. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the generation of additional revenues or management's ability to find sources of additional capital. The Company will require additional funds to execute its business plan and to realize its long range growth objectives. Management is seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors.  At the present time, the Company has no commitments for any additional funding and no assurance can be provided that it will be able to raise the needed capital on commercially reasonable terms.

The Company has been funding in part its operating cash flow deficit during fiscal years 2007 and 2008 primarily from the proceeds of the private placements to an institutional investor of the Company’s senior secured convertible promissory notes that it issued in July and November 2007 and January 2008, the net proceeds of which totaled approximately $7.8 million.  Additionally, in April 2008, the Company raised from such investor additional net proceeds of approximately $2.95 million from the placement to such investor of five-year warrants to purchase additional shares of the Company’s common stock par value $0.001 per share (the “Common Stock”) and other consideration.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company does not anticipate the adoption of SFAS No. 161 will have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - NET LOSS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) applicable to common shares by the weighted-average of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2008	2007
Stock options	31,437,000	22,964,500
Warrants	604,742,855	110,814,999
Convertible debentures	357,142,857	32,399,060

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the six months ended June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Hardware	$810,865	$1,851,482
Software and services	-	84,702
	$810,865	$1,936,184

One customer accounted for 100% and 98% of the hardware revenue for the 2008 and 2007 period.

Revenues for the three months ended June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Hardware	$747,223	$109,682
Software and services	-	58,302
	$747,223	$167,984

One customer accounted for 100% and 98% of the hardware revenue for the 2008 and 2007 period.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$71,982	$263,698
Finished goods	205,696	210,365
	$277,678	$474,063

NOTE 6 – PREPAID EXENSES

 In April 2008, the Company made an advance payment of $1.25 million to our Electronics Manufacturing Solutions (EMS) contractor.

NOTE 7 - CONVERTIBLE DEBT

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

Pursuant to the Purchase Agreement, in connection with the issuance of the July 07 Note, the Company issued Common Stock Purchase Warrants to the Investor, exercisable through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock, of which warrants for 50,000,000 shares (“Class A July 07  Warrants”) had an original exercise price of $0.06 per share and warrants for 100,000,000 shares (“Class B July 07 Warrants”; together with the Class A July 07 Warrants, the “July 07 Warrants”) had an original exercise price of $0.075. The July 07 Warrants contain provisions to adjust the exercise price and the share amount in the event that the Company  issues Common Stock in an equity financing at a price less than the then applicable exercise price, in which case (i) the exercise price is to be reduced to the price at which such Common Stock was issued and (ii) the share amount is to be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price is equal to the aggregate exercise price prior to such adjustment. The Company and the Investor then agreed that the July 07 Warrants also may be exercised on a cashless basis on or after September 24, 2008 if at the time of exercise there is no effective registration statement covering the shares issuable upon exercise of such warrants. In connection with the financing, the Company paid fees to a registered broker dealer of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.075, of which 16.6 million shares  were later re-priced to $0.045 in the subsequent financing. The Company originally undertook to file, by December 28, 2007, a registration statement (the "Registration Statement") covering the Common Stock underlying the July 07 Note and the July 07 Warrants. Under certain circumstances, the Company undertook to pay liquidated damages to the holders of the July 07 Note if the Registration Statement is filed late and/or is not declared effective by the Securities and Exchange Commission within the earlier of (i) five days after notice by the Securities and Exchange Commission that the registration statement may be declared effective or (ii) March 29, 2008.

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

(iii) On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “January 08 Note”). The January08 Note has a term of three years and becomes due on January 15, 2011. The outstanding principal amount of the January 08 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock originally at a conversion price of $0.035 per share of Common Stock.

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

In connection with an additional investment made by this Investor as discussed below in Note 8, the dates by which the Company is required to file the Registration Statement have been extended. Similar payments will be required if the registration is subsequently suspended beyond certain agreed upon periods.

NOTE 8 - WARRANT ISSUANCE

On April 23, 2008, the Company entered into a Securities Purchase Agreement (the "April 08 Purchase Agreement") with the Investor referred to in Note 7 above pursuant to which the Company issued to the Investor, in consideration of $3,000,000, warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of the Company’s Common Stock, at a per share exercise price of $0.001. In connection with the issuance of the April 2008 Warrants, the per share exercise price of the previously issued July 07 Warrants, November 07 Warrants and January 08 Warrants (collectively, the “Warrants”) has been reset to $0.001 (from $0.035).  The number of shares issuable upon exercise of these warrants was not adjusted and the conversion price of the July 07 Notes, the November 07 Notes and the January 08 Notes (collectively, the “Notes”) has not been reset and such notes remain convertible at a per Common Stock share price of $0.035. Unlike the previous financings, the April 2008 financing did not include any debt component.

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

In connection with the financing, a registered broker dealer received $45,000 as compensation payment, and were issued warrants to purchase up to 1,000,000 shares of the Company's Common Stock at a per share exercise price of $0.035.

NOTE 9 – STOCKHOLDERS’ EQUITY

INCREASE IN AUTHORIZED COMMON STOCK

On June 27, 2008, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue up to 2,000,000,000 shares. Such amount has been reflected in the accompanying condensed consolidated balance sheet at June 30, 2008.

INCREASE IN STOCK OPTION PLANS

On June 27, 2008, the Company's stockholders approved an increase in the shares of Common Stock available for issuance under the 2000 Equity Incentive Plan to 50,000,000.

On June 27, 2008, the Company's stockholders approved an increase in the shares Common Stock available for issuance under the 2002 Non-Employee Directors Plan to 12,000,000.

NOTE 10 - COMMERCIAL DEPLOYEMENT AGREEEMNT

On April 1, 2008, Ambient Corporation (“Ambient “ or the "Company") and Duke Energy (“Duke”), one of the largest electric power companies in the United States, entered into a Commercial Deployment Agreement (the “Agreement”) pursuant to which Ambient Smart Grid equipment and technology will be deployed over portions of Duke’s electric power distribution grid.

On April 2, 2008 in conjunction with the Agreement, Ambient received a purchase order with a maximum value of $11 million, which included the licensing of Ambient’s Network Management System, AmbientNMS™, and engineering support in building out an intelligent grid/intelligent-metering platform. As of June 30th, 2008 Ambient has recognized revenue of $190,422 pertaining to this order.

Management believes that the purchase order will be completed by November 2008.

ITEM 2

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

OVERVIEW

Ambient Corporation (“Ambient”, the “Company” “we” or “us”) is engaged in the design, development, commercialization, and marketing of Ambient Smart Grid™ communications equipment, technologies, and services. Ambient Smart Grid™ communications technology enables power line infrastructure landlords (electric utilities and property owners) to use their existing medium and low voltage distribution assets for the delivery of high-speed IP-based services. Ambient's goal is to become a leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communication platforms, taking responsibility for network design, hardware delivery, installation support, operator training and network management of the utilities next generation digital distribution grid. We intend to generate revenues from these designs, sales, installations, and support of the Ambient Smart Grid™ networks, as well as from the licensing of our network management system. Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations and has maintained strategic relationships with suppliers of critical communication components thus securing Ambient’s access to manufacturing scalability.

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

As of August 2008, we held 21 patents, with more than 183 independent claims allowed, primarily relating to Broadband over Power Line (BPL) and coupling technology and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We plan to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies.  Ambient's communications node has been certified as fully compliant with current FCC rules including requirements for Access BPL equipment. Ambient participates in key BPL industry associations, and Ambient technical personnel currently chair key Institute of Electrical and Electronics Engineers (“IEEE”) BPL safety and standardization committees.

During 2008, Ambient continues its evolution, expanding our value proposition for our marquee customer. Dating back to 2000, Ambient has been focused on building communication platforms for utility applications over the existing power line infrastructure, initially using proprietary BPL technology based upon DS2’s first generation chipset. Since our initial BPL offering in 2000, Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure, or smart grid communications. In 2004, we upgraded to a 200 Mbps chipset that allowed for a stronger and faster communications network that supported more advanced utility applications. In 2005, we leveraged the advantages of using multiple communications technologies to begin the integration of wireless communications in our nodes.  During 2007, Ambient integrated voltage sensing and current sensing into our product offerings allowing all nodes to give power quality data back to the utility. Due to natural evolution of the Ambient Smart Grid™ solution, our nodes presently use a wide range of technologies including but not limited to BPL, Wi-Fi and cellular to deliver a smart grid communication network overlaid upon the existing distribution network for utility applications. During 2008, Ambient has continued to focus on our core business of designing, developing and commercializing the Ambient Smart Grid™ platform, equipment, technologies, and services. In April 2008, Ambient received a purchase order with a maximum value of up to $11 million, which included the licensing of Ambient’s network management system, AmbientNMS™, and engineering support in building out an intelligent grid/intelligent-metering platform. Management believes that the Company will complete the purchase order by November 2008.

Aided by our strategic relationships, we plan to continue development of the next generation of smart grid communications equipment and technology, including our network management system, AmbientNMS™. Through our development we continue to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. We intend to continue to drive industry standardization efforts through such industry associations as the Universal Powerline Association, the United Power Line Council, the Utilities Telecom Council and the GridWise Alliance and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

We intend to actively seek new opportunities for commercial deployments and work to bring new and existing networks to full commercialization. In 2008, our principal target customers will continue to be electric utilities in North America and elsewhere that will be deploying smart grid technology. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for Ambient Smart Grid™ networks.

As of June 30, 2008, we had an accumulated deficit of approximately $119.7 million (which includes approximately $68.8 million in stock-based charges and other non-cash charges).

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2007

REVENUE. Revenues for the six and three months ended June 30, 2008 were $810,865 and $747,223 respectively.  Revenues for the corresponding periods in 2007 were $1,936,184 and $167,984 respectively.  Revenues for the 2008 period were attributable to the sale of equipment and revenues for the 2007 period were attributable to the sale of equipment, software, related network design, and installation services that we provided in connection with a purchase order that we received in September 2006.  Revenues for the six and three months ended June 30, 2008 related to the sales of equipment totaled $810,865 and $747,223 respectively as compared to $1,851,482 and $109,682 for the corresponding periods in 2007.

COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold for the six and three months ended June 30, 2008 were $948,500 and $605,630, respectively, compared to $1,412,229 and $140,790 during the corresponding periods in 2007.  During the six and three month ended June 30, 2008 cost of goods sold included an inventory reserve of $286,821 and $0 for excess, obsolete, and surplus inventory resulting from the transition from first to second generation technology. For the six months ended June 30, 2008, we incurred a gross loss of $137,635 compared to a gross profit of $523,955 for the corresponding six month period in 2007 and for the three months ended June 30, 2008 we incurred a gross profit of $141,593 compared to a gross profit of $27,194 for the corresponding three month periods in 2007. The increases in gross profit for the three months ended June 30, 2008 was attributable to the accelerated efforts to introduce and commercialize our Ambient Smart Grid™ communications platforms while we began fulfilling our most recent purchase order.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2008 were $1,786,067 and $923,795, respectively, compared to $1,777,604 and $822,512 during the corresponding periods in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the six and three months ended June 30, 2008 were $1,697,311 and $954,781, respectively, compared to $1,994,200 and $1,087,261 for the corresponding periods in 2007. The decrease in general and administrative expense for the six months ended June 30, 2008 was primarily attributable to a decrease in professional fees incurred.  We expect that our general and administrative expenses will increase over the next twelve months as we fulfill the purchase order that we received in April 2008 and as we intensify our efforts to market and commercialize our Ambient Smart Grid™ communication platforms.

OTHER OPERATING EXPENSES. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the six and three months ended June 30, 2008, we incurred non-cash stock-based compensation expense of $299,599 and $184,731, respectively, compared to $136,330 and $68,165 for the corresponding periods in 2007.

OTHER OPERATING INCOME.  For the six months ended June 30, 2008, other operating income totaled $0 compared to $179,755 for the corresponding period in 2007. There was no operating income for either of the three month periods in 2008 and 2007. Other income for the first six month of 2007 was attributable to grant monies received from Consolidated Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NON-CASH EXPENSES. For the six and three months ended June 30, 2008, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $783,563 and $424,956, respectively, compared to $2,671,652 and $1,378,356 for the corresponding periods in 2007. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our convertible debentures and notes.  These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE.  For the six and three months ended June 30, 2008, we incurred interest expense of $338,836 and $167,146, respectively, compared to $265,203 and $133,317 for the corresponding periods in 2007. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008 and our 8% Convertible Debentures, which were issued in May 2006. In January 2008 the 8% Convertible Debentures were repaid in their entirety.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $1,219,810 at June 30, 2008 and $546,125 at December 31, 2007.

Net cash used in operating activities for the six months ended June 30, 2008 was $4,459,653 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilot projects and deployments. Our inventory was valued at $277,678 as of June 30, 2008.

Net cash used in investing activities totaled $218,162 during the six months ended June 30, 2008 from the purchase of marketable securities, offset by the sale of marketable securities, and additions to property and equipment.

Net cash from financing activities totaled $5,351,500 during the six month ended June 30, 2008. We received proceeds of $2,500,000 from the issuance of our Secured Convertible Promissory Notes and repaid $103,500 of notes that became due. We also received net proceeds of $2,955,000 from the issuance of warrants in April 2008.

From inception through June 30, 2008, we have funded our operations primarily through the issuance of our securities.

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

On April 23, 2008, we raised from the investor referred to in the preceding paragraph $3,000,000 from the issuance of warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of our Common Stock at a per share exercise price of $0.001. In connection with the issuance of the April 2008 Warrants, the per share exercise price of the warrants previously issued to such investor in connection with the placement of the July 2007 Note, the November 2007 Note and the January 2008 Note has been re-set to $0.001 (from $0.035). The number of warrant shares has not been adjusted. The conversion price of the notes has not been reset and such notes remain convertible at a per Common Stock share price of $0.035. Unlike the previous financings, this current financing with the investor did not include any debt component.

We will require additional funds to execute our business plan and to realize our long range growth objectives. Management is seeking to raise the necessary capital through debt or equity issuances to both strategic and institutional investors.  At the present time, we have no commitments for any additional funding and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, any financing can be expected to result in significant dilution.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

We routinely review the Company’s internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There was no change in internal control over the financial reporting that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certification of our President and Chief Executive Officer about these and other matters filed as an exhibit to this report.

PART II - OTHER INFORMATION

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on June 27, 2008. The following matters were voted on: (1) election of directors; (2) increase the number of authorized shares of Common Stock; (3) an increase in the number of shares of Common Stock reserved for issuance under our 2000 Equity Incentive Plan; (4) increase in the number of shares of Common Stock reserved for issuance under our 2002 Non-Employee Directors Stock Option Plan; and (5) appointment of auditors. The vote tally was as follows:

(1) Proposal to Elect Five Directors to Serve until the 2008 Annual Meeting of Stockholders.

	FOR	WITHHOLD
John Joyce	233,757,527	10,774,542
Michael Widland	236,587,277	7,944,792
D. Howard Pierce	236,500,830	8,031,239
Thomas Higgins	237,653,745	6,878,324
Shad S. Stastney	235,812,280	8,719,789

(2) Proposal to ratify the amendment to our certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 2,000,000,000 shares

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
222,170,090	22,095,079	266,900	0

(3) Proposal to increase the number of shares of Common Stock reserved for issuance under our 2000 Equity Incentive Plan from 25,000,000 shares to 50,000,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
225,165,816	18,871,796	494,457	0

(4) Proposal to increase the number of shares of Common Stock reserved for issuance under our 2002 Non-Employee Directors Stock Option Plan from 6,000,000 shares to 12,000,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
223,057,347	20,749,465	725,257	0

(5) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as our auditors for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
236,762,116	4,714,396	3,055,557	0

All Proposals received the requisite number of votes and were approved.

ITEM 6.

EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, as amended.
4.1	Warrant issued as of April 23, 2008
10.1	Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund
10.2	Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund
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

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION

Dated: August 14, 2008	By:	/s/ JOHN J. JOYCE
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)