Form 10-Q
period 2008-09-30
AMBIENT CORP /NY
filed 2008-11-14
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2008
or

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

As of November 14, 2008, there were 254,615,704 shares of the issuer's common stock, par value $0.001 per share, outstanding.

AMBIENT CORPORATION

INDEX PAGE

PAGE

Forward Looking Statements

3

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Consolidated Balance Sheets September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

1

Consolidated Statements of Operations for the nine and three months ended
September 30, 2008 and 2007 (Unaudited)

2

Consolidated Statements of Cash Flows for the nine and three months ended
September 30, 2008 and 2007 (Unaudited)

3

Notes to the Unaudited Consolidated Financial Statements

5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operation

11

Item 4t.      Controls and Procedures

14

PART II - OTHER INFORMATION

Item 6.       Exhibits

15

SIGNATURES

16

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$855,365	$546,125
Marketable securities	125,000	—
Accounts receivable	275,178	193,406
Inventory	271,230	474,063
Prepaid expenses and other current assets	791,954	141,181
Total current assets	2,318,727	1,354,775
Property and equipment, net	413,000	481,129
Deferred financing costs, net	984,760	898,214
Prepaid licensing fees	—	81,997
Total assets	$3,716,487	$2,816,115

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,473,782	$1,013,609
Accrued expenses and other current liabilities	906,640	595,420
Convertible debt, current portion	—	103,500
Total current liabilities	2,380,422	1,712,529
NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $10,233,798 and $7,431,592)	2,276,202	2,568,408
Total liabilities	4,656,624	4,280,937

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 2,000,000,000 and 1,250,000,000 shares authorized; 255,615,704 issued; 254,615,704 outstanding	255,615	255,615
Additional paid-in capital	120,634,386	113,181,348
Deficit accumulated during the development stage	(121,630,138)	(114,701,785)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity (deficit)	(940,137)	(1,464,822)
Total liabilities and stockholders' equity (deficit)	$3,716,487	$2,816,115

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Cumulative From Inception to September 30,	Three Months Ended September 30,
	2008	2007	2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,450,099	$1,969,514	$9,412,116	$3,639,234	$33,330
Less Cost of goods sold (includes an inventory reserve of $314,810, $182,463, $481,860, $27,989, and $63,343)	3,781,648	1,493,110	7,840,303	2,833,148	80,881
Gross margin	668,451	476,404	1,571,813	806,086	(47,551)
Expenses
Research and development	2,955,595	2,690,960	22,132,820	1,169,528	913,356
Less - Participation by the Office of the
Chief Scientist of the State of Israel	—	—	558,195	—	—
	2,995,595	2,690,960	21,574,625	1,169,528	913,356
Operating, general and administrative expenses (1)	2,548,045	2,912,665	30,087,362	850,734	918,465
Stock based compensation – net	311,150	204,495	18,360,141	11,551	68,165

Total expenses	5,814,790	5,808,120	70,022,128	2,031,813	1,899,986
Other operating income - gain on sale of fixed assets - related party	—	179,755	179,755	—	—
Operating loss	(5,146,339)	(5,151,961)	(68,270,560)	(1,225,727)	(1,947,537)
Interest expense	(505,922)	(924,106)	(3,132,448)	(167,086)	(658,903)
Amortization of beneficial conversion feature of convertible debt	(368,043)	(2,622,325)	(11,652,045)	(162,343)	(1,464,043)
Amortization of deferred financing costs	(940,093)	(3,214,818)	(22,757,813)	(362,230)	(1,701,448)
Interest income	32,044	64,134	717,060	4,510	15,074
Loss on sale of fixed assets	—	(5,599)	(5,599)	—	—
Legal settlement	—	—	(1,512,500)	—	—
Non-cash financing expense	—	—	(1,600,000)	—	—
Write-off of convertible note receivable	—	—	(490,000)	—	—
Company's share in net losses of affiliate	—	—	(1,352,207)	—	—
Loss before minority interest and extraordinary item	(6,928,353)	(11,854,675)	(110,056,112)	(1,912,876)	(5,756,857)
Minority interest in subsidiary loss	—	—	25,000	—	—
Loss before extraordinary item	(6,928,353)	(11,854,675)	(110,031,112)	(1,912,876)	(5,756,857)
Extraordinary item - loss on extinguishment of debt	—	—	(9,778,167)	—	—
Net loss	(6,928,353)	(11,854,675)	(119,809,279)	(1,912,876)	(5,756,857)
Deemed dividends on convertible preferred stock	—	—	(1,820,859)	—	—
Net loss attributable to common stockholders	$(6,928,353)	$(11,854,675)	$(121,630,138)	$(1,912,876)	$(5,756,857)
Net loss per share	$(0.03)	$(0.05)		$(0.01)	$(0.02)
Weighted average number of shares outstanding	254,615,704	236,977,224		254,615,704	253,295,705
(1) Excludes non-cash, stock based compensation expense as follows:
Research and development, net	$—	$—	$1,454,192	$—	$—
Operating, general and administrative, net	311,150	204,495	16,905,949	11,551	68,165
	$311,150	$204,495	$18,360,141	$11,551	$68,165

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Cumulative From Inception to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,928,353)	$(11,854,675)	$(119,809,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,603	279,159	1,722,389
Amortization of note discount	940,093	3,214,818	22,112,942
Amortization of beneficial conversion feature of convertible debt	368,043	2,622,325	11,652,045
Accretion of interest on notes payable	—	—	144,333
Write-off of stockholder advance to revenue	—	—	(325,000)
Financing, consulting and other expenses paid via the issuance of common stock and warrants	311,150	451,727	32,453,572
Cancellation of officer loans in settlement of employment contract	—	—	724,447
Gain on sale of fixed assets	—	(174,156)	(155,022)
Increase in net liability for severance pay	—	—	15,141
Accrued interest on loans and notes payable	—	—	210,016
Company's share in net losses of affiliates	—	—	1,352,207
Minority interest in subsidiary loss	—	—	(25,000)
Write-off of convertible note receivable	—	—	400,000
Write-down of long term investment	—	—	835,000
Write-off of fixed assets	—	—	136,066
(Decrease) increase in cash attributable to changes in assets and liabilities
Accounts receivable	(81,772)	842,666	(254,653)
Inventory	202,833	(361,570)	(271,230)
Prepaid expenses and other current assets	(650,773)	(10,194)	(723,249)
Prepaid licensing fees	81,997	118,798	135,000
Accounts payable	460,173	(189,484)	1,750,077
Accrued expenses and other current liabilities	311,220	111,686	1,057,296

Net cash used in operating activities	(4,765,786)	(4,948,900)	(46,862,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(525,000)	—	(525,000)
Sale of marketable securities	400,000	—	400,000
Loan provided to another company	—	—	(835,000)
Purchase of convertible promissory note	—	—	(400,000)
Investment in affiliated company	—	—	(375,000)
Additions to property and equipment	(151,474)	(143,542)	(2,353,664)
Proceeds from sale of fixed assets	—	194,997	238,097
Loans to officers	—	—	(2,137,677)
Repayment of loans to officer	—	—	1,431,226

Net cash (used in) provided by investing activities	(276,474)	51,455	(4,557,018)

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,		Cumulative From Inception to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of share capital	—	—	11,375,808
Proceeds from issuance of warrants	3,000,000	—	3,000,000
Proceeds from loans and advances	—	—	690,000
Proceeds from issuance of notes payable	2,500,000	11,500,000	15,860,000
Finance costs relating to issuance of notes payable	—	(620,000)	(1,014,400)
Proceeds from issuance of convertible debentures	—	—	28,455,133
Finance costs relating to issuance of debt and warrants	(45,000)	—	(892,500)
Repayment of convertible debentures	(103,500)	(3,269,220)	(4,661,850)
Repayment of notes payable	—	(4,000,000)	(2,944,333)
Proceeds of loans from shareholders, net	—	—	919,600
Repayment of loans from shareholders	—	—	(968,000)
Proceeds from long-term bank credit	—	—	95,969
Repayment of long-term bank credit	—	—	(87,996)
(Decrease) in short term bank credit	—	—	(32,004)
Public offering of common stock	—	—	3,433,027
Repayment of short-term debt	—	—	(250,000)
Proceeds from short-term debt	—	—	274,038
Loans to affiliate	—	—	(977,207)

Net cash provided by financing activities	5,351,500	3,610,780	52,275,285

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	309,240	(1,286,665)	855,365

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	546,125	2,385,668	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$855,365	$1,099,003	$855,365

Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$—	$2,633,040
Issuance of common stock in lieu of interest	$—	$247,332
Issuance of warrants in connection with issuance of notes payable	$3,146,078	$3,912,252

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,180	$615,025

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The December 31, 2007 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally in the United Stated of America.

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

The Company has been funding in part its operating cash flow deficit during fiscal year 2007 primarily from the proceeds of the private placements to an institutional investor of the Company’s senior secured convertible promissory notes that it issued in July and November 2007, and January 2008, the net proceeds of which totaled approximately $7.8 million. Additionally, in April 2008, the Company raised from such investor additional net proceeds of $2.95 million from the placement to such investor of five-year warrants to purchase additional shares of the Company’s common stock par value $0.001 per share (the “Common Stock”) and other consideration.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on the Company’s consolidated results of operations or financial position.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

On January 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - NET LOSS PER SHARE

Basic (loss) per share is computed by dividing net (loss) applicable to common shares by the weighted-average of shares of common stock, outstanding during the period. Diluted (loss) per share adjusts basic (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2008	2007
Stock options	30,687,000	22,964,500
Warrants	604,742,855	278,164,999
Convertible debentures	357,142,857	110,604,200

NOTE 4 - SALES AND MAJOR CUSTOMERS

Revenues for the nine months ended September 30, 2008 and 2007 were as follows:

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Hardware	$4,450,099	$1,883,612
Software and services	—	85,902
	$4,450,099	$1,969,514

One customer accounted for 100% and 97% of the hardware revenue for the 2008 and 2007 periods.

Revenues for the three months ended September 30, 2008 and 2007 were as follows:

	September 30, 2008	September 30,, 2007
	(Unaudited)	(Unaudited)
Hardware	$3,639,234	$32,130
Software and services	—	1,200
	$3,639,234	$33,330

One customer accounted for 100% of the hardware revenue for the 2008 while another customer accounted for 100% of the Hardware revenue for the 2007 period.

NOTE 5 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$65,615	$263,698
Finished goods	205,615	210,365
	$271,230	$474,063

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – PREPAID EXPENSES

 In April 2008, the Company made an advance payment of $1.25 million to its Electronics Manufacturing Solutions (EMS) contractor.  In September 2008, the advance payment made to the EMS contractor was reduced by $573,070 and applied to invoices.

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

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

AMBIENT CORPORATION

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 10 - COMMERCIAL DEPLOYMENT AGREEMENT

On April 1, 2008, Ambient Corporation (“Ambient “ or the "Company") and Duke Energy (“Duke”), one of the largest electric power companies in the United States, entered into a Commercial Deployment Agreement (the “Agreement”) pursuant to which Ambient Smart Grid equipment and technology will be deployed over portions of Duke’s electric power distribution grid.

On April 2, 2008, in conjunction with the Agreement, Ambient received a purchase order with a maximum value of $11 million, which included the licensing of Ambient’s Network Management System, AmbientNMS™, and engineering support in building out an intelligent grid/intelligent-metering platform. As of September 30, 2008, Ambient has recorded revenue of $3,829,656 pertaining to this order.

Management believes that the purchase order will be fulfilled in November 2008.

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

As of November 2008, we held 21 patents, primarily relating to Power Line Communications (“PLC”) and its applications. We have several other patent applications either allowed, pending, or under review by the USPTO and have also applied for corresponding patents in key markets worldwide. We plan to continue to expand our patent portfolio and, when necessary, aggressively protect our proprietary technologies. We have taken steps to ensure the protection of our internally developed intellectual property (IP) and to enhance our position of strength and leadership within the smart grid industry. We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information. Ambient's communications node has been certified as fully compliant with current FCC rules including requirements for Access PLC equipment. Ambient participates in key PLC industry associations, and Ambient’s technical personnel currently chair key Institute of Electrical and Electronics Engineers (“IEEE”) BPL safety and standardization committees.

During 2008, Ambient continues its evolution, expanding our value proposition for our marquee and other potential customer. Dating back to 2000, Ambient has been focused on building communication platforms for utility applications over the existing power line infrastructure, using proprietary PLC technology based upon DS2’s chipset. Since our initial PLC offering in 2000, Ambient has evolved considerably to remain at the forefront of utility applications communication infrastructure, or smart grid communications. In 2004, we upgraded to a 200 Mbps chipset that allowed for a stronger and faster communications network that supported more advanced utility applications. In 2005, we leveraged the advantages of using multiple communications technologies to begin the integration of wireless communications in our nodes. During 2007, Ambient integrated voltage sensing and current sensing into our product offerings allowing all nodes the capability to give power quality data back to the utility.

Due to the natural evolution of Ambient’s smart grid solution, our nodes presently use a wide range of technologies including but not limited to PLC, Wi-Fi and cellular to deliver a smart grid communications network overlaid upon the existing distribution network for utility applications. During 2008, Ambient has continued to focus on our core business of designing, developing and commercializing our smart grid platform, equipment, technologies, and services. In April 2008, Ambient received a purchase order with a maximum value of up to $11 million, which included the licensing of AmbientNMS and engineering support in building out an intelligent grid/intelligent-metering platform. Management believes that the Company will fulfill the purchase order by the end of November 2008.

Aided by our strategic relationships, we plan to continue development of the next generation of smart grid communications equipment and technology, including our network management system, AmbientNMS™. Through our development we continue to protect our intellectual property by expanding our patent portfolio, and, when necessary, aggressively protecting our proprietary technologies. We intend to continue to drive industry standardization efforts through such industry associations as the Universal Powerline Association, the United Power Line Council, the Utilities Telecom Council, Utilmetrics, and the GridWise Alliance and standards setting organizations such as the Institute of Electrical and Electronics Engineers.

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

As of September 30, 2008, we had an accumulated deficit of approximately $121.6 million (which includes approximately $69.3 million in stock-based charges and other non-cash charges).

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES. Revenues for the nine and three months ended September 30, 2008 were $4,450,099 and $3,639,234 respectively. Revenues for the corresponding periods in 2007 were $1,969,514 and $33,330 respectively. Revenues for the 2008 period were attributable to the sale of equipment and software, related network design, and installation services relating to our most recent purchase order. Revenues for the 2007 period were attributable to the sale of equipment, software, related network design, and installation services that we provided in connection with a purchase order that we received in September 2006. Revenues for the nine and three months ended September 30, 2008 related to the sales of equipment totaled $4,450,099 and $3,639,234 respectively as compared to $1,883,612 and $32,130 for the corresponding periods in 2007.

COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold for the nine and three months ended September 30, 2008 were $3,781,648 and $2,833,148, respectively, compared to $1,493,110 and $80,881 during the corresponding periods in 2007. During the nine and three months ended September 30, 2008 cost of goods sold included an inventory reserve of $314,810 and $27,989 for excess, obsolete, and surplus inventory resulting from the transition from first to second generation technology. For the nine months ended September 30, 2008, we realized a gross profit of $668,451 compared to a gross profit of $476,404 for the corresponding nine month period in 2007 and for the three months ended September 30, 2008 we realized a gross profit of $806,086 compared to a gross loss of $47,551 for the corresponding three month periods in 2007.  The increases in gross profit for the nine and three months ended September 30, 2008 was attributable to the accelerated efforts to introduce and commercialize our Ambient Smart Grid™ communications platforms while we began fulfilling our most recent purchase order.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of expenses incurred in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting, and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2008 were $2,955,595 and $1,169,528, respectively, compared to $2,690,960 and $913,356 during the corresponding periods in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the nine and three months ended September 30, 2008 were $2,548,045 and $850,734, respectively, compared to $2,912,665 and $918,465 for the corresponding periods in 2007. The decrease in general and administrative expense for the nine and three months ended September 30, 2008 was primarily attributable to a decrease in professional fees incurred. We expect that our general and administrative expenses will increase over the next twelve months as we fulfill the purchase order that we received in April 2008 and as we intensify our efforts to market and commercialize our Ambient Smart Grid™ communication platforms.

OTHER OPERATING EXPENSES. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the nine and three months ended September 30, 2008, we incurred non-cash stock-based compensation expense of $311,150 and $11,551, respectively, compared to $204,495 and $68,165 for the corresponding periods in 2007.

OTHER OPERATING INCOME. For the nine months ended September 30, 2008, other operating income totaled $0 compared to $179,755 for the corresponding period in 2007. There was no operating income for either of the three months periods in 2008 and 2007. Other income for the first nine months of 2007 was attributable to grant monies received from Consolidated Edison in order to compensate the Company for equipment costs that were incurred in performing the Advanced Grid Management Pilot Phase with NYSERDA.

NON-CASH EXPENSES. For the nine and three months ended September 30, 2008, we incurred non-cash expenses, excluding stock-based compensation to employees and consultants, of $1,308,136 and $524,573, respectively, compared to $5,837,143 and $3,165,491 for the corresponding periods in 2007. These non-cash expenses related to the amortization of the beneficial conversion feature and deferred financing costs incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

INTEREST EXPENSE. For the nine and three months ended September 30, 2008, we incurred interest expense of $505,922 and $167,086, respectively, compared to $924,106 and $658,903 for the corresponding periods in 2007. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008 and our 8% Convertible Debentures, which were issued in May 2006. In January 2008, the 8% Convertible Debentures were repaid in their entirety.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $855,365 at September 30, 2008 and $546,125 at December 31, 2007.

Net cash used in operating activities for the nine months ended September 30, 2008 was $4,765,786 and was used primarily to pay ongoing research and development and general and administrative expenses. We maintain an inventory of our products to facilitate the expansion of our ongoing pilot projects and deployments. Our inventory was valued at $271,230 as of September 30, 2008.

Net cash used in investing activities totaled $276,474 during the nine months ended September 30, 2008 from the purchase of marketable securities, offset by the sale of marketable securities, and additions to property and equipment. Net cash from financing activities totaled $5,351,500 during the nine month ended September 30, 2008. We received proceeds of $2,500,000 from the issuance of our Secured Convertible Promissory Notes and repaid $103,500 of notes that became due. We also received net proceeds of $2,955,000 from the issuance of warrants in April 2008.

From inception through September 30, 2008, we have funded our operations primarily through the issuance of our securities.

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

AMBIENT CORPORATION

Dated: November 14, 2008	By:	/s/ JOHN J. J OYCE
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)