Form 10-K
period 2008-12-31
AMBIENT CORP /NY
filed 2009-03-11
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number 0-23723

———————

AMBIENT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	98-0166007
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

79 CHAPEL STREET, NEWTON, MASSACHUSETTS 02458

(Address of Principal Executive Office)

617-332-0004

(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes☐  No ☑

The registrant had 718,980,784 shares of common stock outstanding as of March 11, 2009.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008, was $6,951,276, computed by reference to the closing price of such common stock on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

AMBIENT CORPORATION

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Page

PART I

Item 1.        Business

2

Item 1a.      Risk Factors

8

Item 1b.      Unresolved Staff Comments

12

Item 2.        Properties

12

Item 3.        Legal Proceedings

13

Item 4.        Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

14

Item 6.        Selected Financial Data

14

Item 7.        Management Discussion and Analysis of Financial Condition and Results of Operation.

14

Item 7a.

Quantitative and qualitative disclosures about market risk.

20

Item 8.        Financial Statements

20

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

20

Item 9A(T).  Controls and Procedures

20

Item 9b.       Other Information

21

PART III

Item 10.        Directors and Executive Officers and Corporate Governance

22

Item 11.        Executive Compensation

22

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

22

Item 13.        Certain Relationships and Related Transactions and Director Independence

22

Item 14.        Principal Accountant Fees and Services

22

Item 15.        Exhibits and Financial Statement Schedules

22

SIGNATURES

25

1

FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE ”SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

Item 1.

Business

OVERVIEW

Ambient Corporation (referred to herein as “we,” “our,” “us,” “Ambient,” or the “Company”) is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP)-based data communications networks over existing medium and low-voltage distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid™, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, Demand Side Management (DSM), Distribution Monitoring and Automation, and direct load control and more.  When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately the utility’s customers.

Dating back to 2000, Ambient has focused on developing communication platforms to enable utility applications throughout a utility’s distribution network. Over the past eight years, Ambient has evolved considerably to remain at the forefront of utility smart grid communication. In 2004, we upgraded our platform, from a 45 Mbps Design of Systems on Silicon (DS2) Broadband over Power Line (BPL) processor, to their second generation 200 Mbps chipset technology that had the potential for a more robust communications network. In 2005, with the integration of Wi-Fi wireless communications in our nodes, we leveraged the advantages of using multiple communications technologies under a single unified platform.  In 2007, Ambient integrated both voltage sensing and current sensing capabilities into our products, allowing nodes to provide power quality data back to the utility in real-time, anywhere an enabled node is located. In December 2008, Ambient extended our communications capabilities to include cellular communications in our X2000 node, and subsequently received certification for our latest communication node, the X-3000, to backhaul through Verizon Wireless’ secure and ubiquitous network. Additionally, our network management system AmbientNMS™, introduced in 2005 was enhanced in 2008 to integrate geographic information systems (GIS) technology allowing for precise mapping and exact outage notification.

In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license its AmbientNMS™, and acquire engineering support in building out an intelligent grid/intelligent-metering platform, which generated $12.6 million in revenues in the year.

As management believes that open standards and interoperability will hasten the deployment of all smart grid technology, Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations and continues to expand strategic relationships with leading suppliers of critical smart grid technologies.

Our goal is to be the leading designer, developer and systems integrator of a turnkey Ambient Smart Grid™ communications platform, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our internally developed energy sensing capabilities. We view the smart grid communications platform to be a key factor for utilities to efficiently integrate increasing portfolios of renewable energy generation into the electrical grid.

Ambient was incorporated under the laws of the State of Delaware in June 1996, and to date, we have funded operations primarily through the sale of our securities. In connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such capital raises in the future, and anticipate that we will continue to incur losses during the current fiscal year.

INDUSTRY BACKGROUND

THE UTILITY’S DILEMMA

The existing electrical power distribution system is analog and is under increasing pressure to catch up to the digital economy which it serves. Dedicated sensors and communications infrastructures are necessary components needed to monitor and manage the distribution grid, allowing for the improvement of system wide efficiency and security. For several decades, utilities have used their distribution networks to carry low-speed data for simple monitoring and control functions. Ambient has built upon this model by combining multiple high-speed

Internet Protocol (IP)-based communications technologies to facilitate the needed migration to the next generation digital distribution grid, and to solve some of the problems that electric utilities and their customers face.

Electric utilities are under increasing economic, regulatory, environmental and societal pressure to deploy open standard based smart grid technologies to more efficiently serve their customers and the public at large. Much of the aged infrastructure of the electrical distribution grid in the United States is nearing the end of its useful life span and needs to be better managed and eventually replaced. The system is based on decades old technology that requires customers to notify the utility of power outages, costly truck rolls to read electrical meters, and inefficient load profiles of electrical consumption. Additionally, energy demand is increasing at double the rate of population growth, pressuring utilities to build new generating capacity to serve peak demand, with no improvement in load factors. Delivering the electrical power generated today by a more efficient methodology reduces the need to build out this new generation capacity, which is growing increasingly more expensive to build, and is unattractive from an environmental perspective.

Moving forward in the 21st century, utilities, federal and state governments and regulatory bodies attach a growing importance to increasing operational efficiencies and modernizing the distribution grid as key components in addressing the issues raised above. The Ambient Smart Grid™ communications platform facilitates desired utility solutions that increase operational efficiency and improve security, by providing the ability to monitor and control equipment, remotely read meters, and enable customers to make real-time price based usage decisions.

AMBIENT SOLUTION

THE AMBIENT SMART GRID™ COMMUNICATIONS NETWORK

The Ambient Smart Grid™ communications solution is a modular network overlaid on the medium-voltage and low-voltage segments of the power distribution system allowing real-time insight into the operations of the electrical distribution grid while supporting any IP-based application. High-speed backhaul connections (which go to the Internet or to private networks) connect the Ambient Smart Grid™ network at any point along the medium voltage circuit allowing for data traffic to be carried, via an array of technologies including cellular, Wi-Fi, RF, and/or low bit rate power line carrier (PLC).

Historically, no single solution or technology has existed which could provide the necessary flexibility needed for a cost-effective capability to provide a digital, open standards-based communications network. Ambient Smart Grid™ communications platform was developed specifically to fill this void and meet the utility’s need to integrate various technologies within the Ambient platform.

The Ambient Smart Grid™ communications platform is comprised of nodes that are configured to act as individual data processors, and collectors that receive and transmit the communications signal from other networked devices including other nodes, couplers or end-user devices. Ambient's node can directly interface with any device with a serial or Ethernet port, and can deliver high-speed communications data using existing and developing technologies. Our nodes are modular devices that can be configured for different roles within the network. Nodes can repeat (regenerate) the signal, and accept backhaul connections (cellular data, fiber, Ethernet, etc) or various end-user connections. Within the Ambient communications platform, each node is individually addressed and can be remotely accessed to detect system status (such as power and low battery conditions) and perform other management related functions. Ambient’s nodes are built for use in the outdoor electrical distribution grid and meet the necessary certifications

To manage the large numbers of nodes, devices, and customers on a smart grid network, Ambient has developed a network management system, trademarked as AmbientNMS™. AmbientNMS™ has an easy to use, browser-based interface and supports auto-discovery of network resources, virtual local area networks (VLANs), provisioning, multiple networks, event logging, data collection, alerts, reporting, and multiple levels of users and security. AmbientNMS™ continues to be enhanced with additional features and functionality, such as the recent integration of geographic information systems (GIS) technology.

We address data security and data integrity concerns at all levels of the system. Safety and compliance with regulatory requirements are top priorities throughout the design, development, manufacture and deployment of all of our equipment. Our nodes are tested and certified as complying with applicable United States and Canadian safety standards for information technology equipment. Our overhead couplers are tested to American National Standards

Institute (ANSI) standards for electrical power insulators and are designed, where applicable, for safe non-contact installation with either hot sticks or rubber gloves.

AMBIENT SMART GRID™ COMMUNICATIONS PLATFORM FUNCTIONALITY AND BENEFITS

Complete turnkey delivery: Ambient designs and builds the core network hardware and management software incorporating the leading smart grid communication technologies. Our familiarity with multiple communications protocols, architecture, hardware, and software requirements, coupled with experienced field engineers, provides us with the tools necessary for a successful rollout.

Flexible and expandable network architecture: An Ambient Smart Grid™ communications platform permits sequential expansions corresponding to actual demand. When the platform is first deployed, separate network elements can be “bridged” at specific points. As the network load increases, switches and/or routers can maximize the bandwidth available to a particular network segment. At higher subscriber densities, additional backhaul connectivity points may be added. By allowing utilities to build networks that provide just the capacity that is needed, as it is needed, we help our customers minimize initial installation costs, shorten the time between investment and realization of revenues, and reduce operations and maintenance expenses.

Outage detection and restoration confirmation: Rather than dedicated outage detection systems that employ either customer premise or service side equipment, the node is powered from the low voltage line itself and can be equipped with an optional battery which can help a utility specifically identify line outages and allow for continued node operation in the event of such a power outage. Access to the nodes in an outage scenario allows timely recognition of outage locations and provides invaluable input to the restoration process.

Support External Applications: A high-speed Ambient Smart Grid™ enhances traditional low bandwidth, one-way applications such as meter reading. In addition to the elimination of the labor required to visit every customer location each month, or the inaccuracies introduced by customer self-reporting, the constant real-time load data can enhance a utility's ability to balance its supply portfolio, improve its load profiling, and increase its knowledge of customer usage patterns. Meters that remotely turn service on or off can be deployed, eliminating the labor involved in this non-repair, non-revenue task. Additionally, real-time communications enabled by Ambient’s high-speed backhaul network allow utilities the flexibility to introduce time-of-use pricing models.

Utility operators are not limited to Advanced Meter Reading (AMR) and other applications at the end of the distribution grid: An Ambient Smart Grid™ platform transforms the distribution grid itself into a series of data points. Grid operators can monitor and communicate with nodes or IP-based equipment integrated at any point along the Ambient Smart Grid™ distribution network, which can range from distributed generation resources, power quality control devices, and a range of Demand Side Management and Demand Response applications. When couplers are integrated into an Ambient Smart Grid™ communications network information on the current of the distribution grid can be obtained in real-time enabling better energy management, predictive maintenance and less system down-time which can combine to reduce the need for additional generation facilities.

AMBIENT STRATEGY

We intend to generate revenues from the design, sales, installation, and support of the necessary equipment and technologies, of the Ambient Smart Grid™ communications platform, and from licensing of our network management system, AmbientNMS™. Our efforts are presently focused on attaining the following goals:

BUSINESS DEVELPOMENT

Ambient believes the industry will be driven by a few key early adopters (marquee customers) who will set the stage for additional North American smart grid deployments. Ambient has and will continue to work closely with utility partners to develop an increasing value proposition for each utility’s unique needs and infrastructure. Ambient will focus engineering efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid™ solution, creating an even more attractive business model for other utilities. Additionally, Ambient has recently entered into a joint marketing agreement with Verizon Wireless that will afford us the opportunity to expand our efforts to introduce the Ambient Smart Grid™ platform to other select utilities in the Unites States.

EXPAND THE RANGE OF AMBIENT SMART GRID™ APPLICATIONS:

Applications create the need for the platform, and thus our goal is to drive application development. While the Ambient Smart Grid™ communications platform incorporates our voltage and current sensing capabilities and outage notification, we believe that growth in the smart grid communications industry will come primarily as utilities deploy and adopt smart grid applications. Applications, such as AMR/AMI allowing for time-of-use pricing, demand side management, and direct load control, which enables the reduction of electrical usage at critical times, will require the backhaul capability provided by the Ambient Smart Grid™ network. Ambient is currently piloting and deploying some of the aforementioned applications.

PURSUE OUR ROLE AS A PIONEERING SYSTEMS INTEGRATOR:

We are committed to continuing our role as a supplier of turnkey smart grid communications platforms, taking responsibility for network design, hardware and software delivery, installation support, operator training and network management. Our familiarity with the architecture, hardware, and software requirements from years of close collaboration with major utility clients enables us to design the Ambient Smart Grid™ communications platform from the ground up and to meet each utility’s requirements. Ambient designs, manufactures and markets all of the key hardware components of the Ambient Smart Grid™ network. We have developed strategic relationships with key material and fabrication suppliers and put in place a reliable, scalable supply chain for timely delivery of the necessary hardware. Our technical personnel, including experienced field engineers, supervise pilot scale and larger deployments, ensuring successful Ambient Smart Grid™ rollouts. To manage communications networks, we have developed, and continue to improve, our network management software solution, AmbientNMS™. AmbientNMS™ works with Ambient and non-Ambient hardware and is presently managing several networks. We intend to continue to develop and extend our network design expertise, as well as our hardware and software technology and our deployment and network management capabilities, to generate revenues from all phases of Ambient Smart Grid™ communication deployments.

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS:

Continued collaboration with suppliers, utility customers and smart grid application providers will enhance the development and functionality of our Ambient Smart Grid™ platform. To keep us on the cutting edge of new technologies, we maintain collaborative working relationships with leading suppliers of critical network components such as signal processing chips, wireless devices and consumer modems, as well as metering solution providers to develop and demonstrate Ambient Smart Grid™ utility applications, and our network management system, AmbientNMS™. We continue to collaborate with major electric utilities to conduct demonstrations. We intend to strengthen these existing relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

LEAD INDUSTRY STANDARDIZATION EFFORTS:

We believe that open standards and interoperability will hasten the deployment of all smart grid technology and lead to greater success for both Ambient and the entire smart grid industry. We have driven industry standardization efforts through leadership roles in the major industry associations and standards setting organizations. Ambient is a founding member of the Universal Powerline Association (UPA), an association of industry players created to promote BPL global interoperability standards. We are also a member of the United Power Line Council (UPLC), an alliance of electric utilities and technology companies working together to drive standards development. Ram Rao, our Chief Technology Officer, is co-chair of the UPLC Technical Action Committee. Ambient is also a member of the GridWise Alliance, a consortium of public and private stakeholders who are aligned around the vision of a transformed electric system, and in 2008 joined the Demand Response and Smart Grid (DRSG) Coalition.

Ambient is actively participating in several ongoing standardization efforts to drive the development of safety, electromagnetic compatibility and system interoperability standards. Key Ambient technical personnel currently chair or participate in the following Institute of Electrical and Electronics Engineers (IEEE) working groups: PLC Hardware Safety Working Subgroup (P1675), PLC EMC Working Group (P1775) and BPL PHY/MAC Working Group (P1901).

DEPLOYMENTS

We are currently deploying the Ambient Smart Grid™ with major electric utilities in North America. Deployments are directed towards a variety of goals including, developing, integrating, and demonstrating smart grid utility applications within our product offering.

DUKE ENERGY CORPORATION (Duke Energy)

Duke Energy is a pioneer in smart grid deployments with their Utility of the Future initiative. In 2005, Ambient entered into a pilot agreement to test the Ambient Smart Grid™ solution. After completion of a proof of concept phase, in January 2006, we entered into a pilot demonstration agreement to build a BPL network servicing approximately 500 homes. The pilot network was an important test for our newly developed AmbientNMS™. In September 2006, we entered into a Commercial Deployment Agreement expanding the scope and functionality of the BPL network

During 2007, Ambient focused on the execution of the Agreement entered into in September 2006 that expanded the scope of Ambient's platform while addressing the challenges raised in our early 2006 BPL pilot. In late 2007, Ambient introduced cellular technology into our platform, diminishing the platform's dependency on BPL.

Throughout 2008, Ambient furthered its relationship with Duke Energy with the execution of a second Commercial Deployment Agreement to serve, initially, 50,000 end points. The Company received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license of its AmbientNMS™, software, and to provide engineering support in building out an intelligent grid/intelligent-metering platform. As a result of these purchase orders, we have generated approximately $12.6 million in revenues for the year ended December 31, 2008.( See Item 7)

CONSOLIDATED EDISON COMPANY OF NEW YORK (Con Edison):

In 2002, Con Edison of New York began a feasibility trial of BPL technology located in Westchester N.Y.  In 2004, Ambient and Con Edison began conducting phased development trials of utility service and management applications. In January 2006, Ambient and Con Edison successfully completed the Small Field Trial Phase, and entered into an agreement with the New York State Energy Research and Development Authority (NYSERDA) to move forward to an Advanced Grid Management Pilot Phase. NYSERDA is a public benefit corporation that funds research into energy supply and efficiency, and provided partial funding for the project through a $200,000 grant to Con Edison. During the second quarter of 2007 this deployment was upgraded to a higher speed network, which included the functionality to monitor current and voltage with the latest version of AmbientNMS™.

Ambient’s deployment in Westchester County is to date our most substantial deployment with Con Edison and has been used as a test bed to develop and test alternative communications capabilities for Ambient’s hybrid communications network. Some of our initial test projects undertaken are still in operation. These projects include substation monitoring at Orange & Rockland, a wholly owned subsidiary of Consolidated Edison, a Multiple Dwelling Unit (MDU) in Manhattan with 216 apartments and VoIP communications in Con Edison's First Avenue steam tunnel in Manhattan, New York.

OTHER UTILITY PROJECTS:

In 2006, we entered into deployment agreements with two additional utility customers. The ensuing deployments, which are conducted in Akron, Ohio and Little Rock, Arkansas, respectively, are both small pilots that are ongoing.

KEY ALLIANCES / PRODUCTION & SUPPLIES

In addition to working closely with our electric utility customers, we have cultivated, maintained and grown collaborative working relationships with leading suppliers of the critical components necessary for Ambient Smart Grid™ solutions. These relationships along with the advancements of our technology have provided us with the means of significant scalability.

In 2007, we initiated collaborative efforts, which continued throughout 2008, with a pioneer in control networks which connect machines and other electronic devices that can monitor and save energy, lower costs.

 Ambient looks to further such collaborative efforts to enhance our smart grid capabilities. Ambient’s communications platform facilitates the delivery of data and information over the utility distribution grid from low-speed control networks and other devices allowing utilities the ability to enable such smart grid functionality as advanced metering, load profiles, remote disconnect/reconnect and more.

We believe that an enhanced utility automation suite of products is complementary to Ambient’s communications platform, and together such collaborative efforts will enable comprehensive offerings to utilities enabling a more efficient platform for Ambient Smart Grid™ applications.

We have an agreement in place with an original equipment manufacturer for the supply of our communication nodes. This agreement contains automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into our software.

Ambient is continuously in contact with leaders in utility and communications services to keep Ambient’s solution at the cutting edge. Moving forward, we intend to continue leveraging our technology and distribution alliances along with value-added manufacturing services to ensure we are positioned to support continued large-scale rollouts of our products and technology, allowing us to ensure competitive pricing.

COMPETITION

Competition in our market involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features and services in a timely and efficient manner.

Our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Some of our potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than our Company.

PROPRIETARY RIGHTS

We have taken steps to ensure the protection of our internally developed intellectual property (IP). We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information.

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

EMPLOYEES

We presently employ 38 full time employees, 36 of whom work out of our offices in Newton, Massachusetts. Two off site employees are field engineers dedicated to active network deployments.

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

GOVERNMENT REGULATIONS

CAPITALIZE ON EMERGING LEGISLATION

The need for smart grid technologies and capabilities has been endorsed by the federal government with the passing of the 2007 Energy Independence and Security Act, which included a smart grid provision allocating federal funds to smart grid projects, and mandating all utilities look at smart grid alternatives prior to building additional generation capacity. The provisions of this act were strengthened by the passing of the American Recovery and Reinvestment Act passed in February 2009 which is intended to inject billions of dollars into the development and deployments of smart grid technologies. It is our intention to pursue opportunities created by federal and state legislation to promote smart grid technologies.

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

AVAILABLE INFORMATION

Our Internet website is located at http://www.ambientcorp.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1a.

Risk Factors

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

OUR RELATIONSHIP WITH DUKE ENERGY IS MATERIAL TO OUR SUCCESS, AND THE TERMINATION OF SUCH RELATIONSHIP FOR ANY REASON MAY ADVERSELY AFFECT OUR OPERATIONS AND PROSPECTS.

Our immediate business opportunities continue to be largely dependent on the success of our deployments with Duke Energy. We are focusing much of our time, attention and resources on the rollout of the equipment and software delivered to this utility. The success of our endeavors with respect to the deployment is subject to several risks. We depend on third parties to deliver and support reliable components to manufacture and assemble our end products, as well as our engineering team to continue to advance our software products.

If we are unable to effectively manage and maintain our relationship with the utility, our business could be materially and adversely affected in its ability to continue, and our operations could be jeopardized.

We will likely need to secure additional contracts with this and other utilities to be able to continue our operations in the future, and there is no assurance that other utilities will adopt our smart grid technology or contract with us to provide our services to them.

ADVERSE GLOBAL ECONOMIC CONDITIONS COULD AFFECT OUR CUSTOMERS AND, IN TURN, OUR OPERATING RESULTS

Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. The strength of the global economy has been increasingly uncertain, including difficulties in the real estate and mortgage, volatility in the fuel and other energy costs and problems in the financial services and credit markets. Such macroeconomics factors could affect the budgeting and purchasing behavior of our customers. If economic growth is slowed or uncertain customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, slower adoption of new technologies and increase price competition. Any of these events would likely harm our business, results of operations and financial conditions.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE MAY NOT BE ABLE TO EXPAND EXISTING COMMERCAIL DEPLOYMENTS.

Management believes that our currently available cash resources, as well as anticipated revenues will be sufficient to meet our operating requirements for the next 12 months. However, we may need to raise funds in order to expand existing commercial deployments and otherwise grow our operations to meet the demands associated with any additional significant purchase orders. There are no assurances that we will be successful in obtaining additional required capital if or when needed.

TO DATE, WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE, AND THE LOSS OF, OR A SIGNIFICANT SHORTFALL IN ORDERS FROM, KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUE.

We have derived a substantial portion of our total revenue from a limited number of customers as a result of the nature of our strategy and target market. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For the years ended December 31, 2008 and 2007, 100% and 99% of our total revenue was accounted for by Duke Energy. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to any of them may significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect deployments with new utilities and to continue our deployments with our existing utilities.

A DEFAULT BY US UNDER OUR SECURED CONVERTIBLE PROMISSORY NOTES ISSUED IN 2007 AND 2008 WOULD ENABLE THE NOTE HOLDER TO FORECLOSE ON OUR ASSETS.

Between July 31, 2007 and January 15, 2008, we issued $12,500,000 in aggregate principal amount of our Secured Convertible Promissory Notes to Vicis Capital Master Fund (“Vicis”). The notes are scheduled to mature between July 2010 and January 2011. These notes are secured by a lien on our assets. Vicis currently holds approximately 65% of our issued and outstanding common stock. A default by us under these notes would enable Vicis to foreclose on our assets. Any foreclosure could force us to substantially curtail or cease our operations.

OTHERS MAY CHALLENGE OUR INTELLECTUAL PROPERTY RIGHTS WHICH MAY NEGATIVELY IMPACT OUR COMPETITIVE POSITION.

We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to the BPL and Energy Sensing portion of Ambient Smart Grid™ on the medium and low voltage distribution grid. Our portfolio includes twenty-one patents issued or allowed by the USPTO primarily relating to coupling technology, and we have several pending patent applications in the United States and in other jurisdictions.

While we rely on a combination of patents, copyrights, trade secrets, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights, it is possible that our rights relating to Ambient’s Smart Grid™ solution may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer, or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

OTHER COMPANIES MAY DEVELOP AND SELL COMPETING PRODUCTS WHICH MAY REDUCE THE SALES OF OUR PRODUCTS OR RENDER OUR PRODUCTS OBSOLETE.

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

Some of our potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than our Company. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than we do. As a result, we may not be able to compete successfully with these potential competitors, and these potential competitors may develop or market technologies and products that are more widely accepted than those we are developing or that would render our products obsolete or noncompetitive.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT THESE LOSSES TO CONTINUE INTO 2009.

We are a company engaged in the design, development and marketing of our smart grid communication technology and solutions. We incurred net losses of $11,294,199 and $15,756,393 for the years ended December 31, 2008 and 2007, respectively.

We expect to continue to incur net losses as we further develop, test, and market Ambient Smart Grid™ technology. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. There are no assurances that we will achieve or sustain profitability, or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting, and our management is required to issue a report concerning our internal control over financial reporting in this Annual Report on Form 10-K for the effectiveness of our fiscal year ended December 31, 2008. Our independent auditors will be required to issue an opinion on the effectiveness of our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. We are uncertain as to what impact a conclusion that deficiencies exist in our internal control over financial reporting would have on the trading price of our common stock.

RISKS CONCERNING OUR CAPITAL STRUCTURE

VICIS CAPITAL MASTER FUND OWNS A MAJORITY OF AMBIENT’S ISSUED AND OUTSTANDING COMMON STOCK AND WILL THUS BE ABLE TO CONTROL THE OUTCOME OF ALL ISSUES SUBMITTED TO OUR STOCKHOLDERS.

Contemporaneous with the $8 million investment in our Company in November 2008, Vicis exercised all then outstanding warrants it then held and, as of March 10, 2009, Vicis holds approximately 65% of our issued and outstanding common stock. In addition, if the entire outstanding principal amount of the notes held by Vicis were immediately converted by it into common stock of the Company, it could result in the issuance of an additional 833,333,333 shares of our common stock to Vicis. If Vicis exercises the remaining warrants and is issued the shares from the outstanding principal of the notes it holds, Vicis will then hold a total of 1,299,081,747 shares of our common stock or approximately 84% of the 1,553,697,451 shares of common stock that would be issued and outstanding following such exercises. As a result, Vicis is able to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors. A principal of Vicis also is a member of our board of directors.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of December 31, 2008, we were authorized to issue up to 2,000,000,000 shares of common stock, of which 718,980,784 shares were outstanding. As of December 31, 2008, an additional 1,026,724,097 shares of common stock were reserved for issuance upon conversion of outstanding debt securities and the exercise of outstanding options and warrants to purchase common stock and the reservations of shares in the Plans. Many of the above options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers and other transactions. The occurrence of any such event or the exercise or conversion of any of these options, warrants or convertible securities would dilute the interest in our company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

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

•

Commencement of or involvement in litigation; and/or

•

Announcements by us, or by our competitors of technological innovations or new products.

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

Item 1b.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

The Company does not own any real property. The Company's corporate office in Newton, Massachusetts comprised of approximately 16,642 square feet is leased at a monthly rental of $18,333, with a scheduled expiration date of February 28, 2009. On January 13, 2009 the Company extended the lease through August 31, 2009. No other terms of the lease have been changed.

The Company believes that this facility is sufficient to meet its current requirements and that it would be able to renew its present lease or obtain suitable replacement facilities.

In addition, the Company also rents office space in Briarcliff, New York at a monthly rental of $900 through July 4, 2008 and $1,000 through July 4, 2009 with an option to extend the lease through July 5, 2010 at the same monthly cost. The Company uses this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

Item 3.

Legal Proceedings

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2008.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on March 10, 2009, was $0.085 per share.

	Low	High
Year Ended December 31, 2008
First Quarter	$0.03	$0.045
Second Quarter	$0.03	$0.06
Third Quarter	$0.027	$0.036
Fourth Quarter	$0.011	$0.03

Year Ended December 31, 2007
First Quarter	$0.063	$0.10
Second Quarter	$0.04	$0.068
Third Quarter	$0.052	$0.07
Fourth Quarter	$0.02	$0.05

As of March 10, 2009, there were 164 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

We have not paid dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board to retain all earnings to provide funds for the growth of our company. The declaration and payment of dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements and such other factors as the Board may deem relevant. While the promissory notes issued to Vicis Capital Master Fund are outstanding, without the prior written consent of Vicis, we may not declare or pay any dividends or redeem or repurchase any of our stock.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE “RISK FACTORS” SECTION OF THIS ANNUAL REPORT.

OVERVIEW

Ambient is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks over existing medium and low-voltage distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid™, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, Demand

Side Management (DSM), Distribution Monitoring and Automation, and direct load control and more.  When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately utility customers.

We are currently conducting deployments with major electric utilities, developing, demonstrating, and delivering Ambient Smart Grid™ utility applications. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ communications network deployments. In 2008, Ambient received purchase orders from a major US investor owned utility to purchase its X2000 and X-3000 communications nodes, license its AmbientNMS™, and acquire engineering support in building out an intelligent grid/intelligent-metering platform. These purchase orders have generated revenues of approximately $12.6 million for the year ended December 31, 2008.

We intend to actively seek new opportunities for commercial deployments  and work to bring new and existing networks to full commercialization. In 2009, our principal target customers will continue to be electric utilities in North America that will be deploying smart grid technologies. We will work with our utility customers to drive the development of new utility and consumer applications that create the need for our Ambient Smart Grid™ platform.

We were incorporated under the laws of the state of Delaware in June 1996. To date, we have funded operations primarily through the sale of our securities.  In addition, we may need to raise funds  in order to expand existing commercial deployments and otherwise grow our operations to meet the demands associated with any additional significant purchase order, or from any substantial expansion of existing commercial deployments.

Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations, and continues to expand strategic relationships with leading suppliers of critical smart grid technologies. Our goal is to be the leading designer, developer and systems integrator of turn-key Ambient Smart Grid ™ communications networks, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our internally developed energy sensing capabilities.  The "Risk Factors" starting on page 8 describe a number of risks that may impact our ability to achieve our goal.

From inception through the third quarter of 2008, the Company was in the development stage and has had insignificant revenues.  Statement of Financial Accounting Standard ("SFAS") No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the fourth quarter of 2008, management determined that the Company was no longer in the development stage as the Company generated significant revenues.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 (the “2008 Period”) AND THE YEAR ENDED DECEMBER 31, 2007 (the “2007 Period”)

REVENUES. Revenues for the 2008 Period were $12,622,353, compared to $2,264,978, for the 2007 Period. Revenues during each of the periods were attributable to the sales of equipment, software and related network design and installation services from new pilots that were launched in 2008 and 2007. Revenues for the 2008 Period and 2007 period related to the sales of equipment totaled $12,136,283 and $2,179,076, respectively. Revenues from the sale of software and related network design and installation services for the 2008 Period and the 2007 Period totaled $486,070 and $85,902. Revenues for the 2008 and 2007 Periods included sales to Duke Energy of $12,622,353 and $2,237,378 respectively.

COST OF GOODS SOLD. Cost of goods sold for the 2008 Period was $9,942,009 compared to $1,806,060 for the 2007 Period. Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. The increase in cost of goods sold during the 2008 Period reflects the increase in production to fill orders placed by Duke Energy. For the 2008 Period, cost of goods sold included an inventory reserve of $50,303 for excess, obsolete, and surplus inventory resulting from the transition from second to third generation technology.

GROSS PROFIT. Gross profits for the 2008 Period was $2,680,344 compared to $458,918 for the 2007 Period. The gross profit on hardware sales amounted to $2,194,274 and $386,369 for the 2008 Period and 2007 Period, respectively. The increase in gross profits during the 2008 Period reflects the increase in revenues resulting from the production to fill orders placed by Duke Energy.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses were approximately $4.2 million and $3.5 million for the 2008 Period and the 2007 Period, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs included insurance and professional fees for legal, accounting and other services. General and administrative expenses for the 2008 Period were approximately $3.4 million compared to $3.8 million for the 2007 Period. We expect that our general and administrative expenses will increase over the next twelve months as we increase our efforts to market and commercialize our Smart Grid™ communication platforms.

OTHER OPERATING EXPENSES. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of employees and consultants through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the 2008 Period, we incurred non-cash stock based compensation expense of $329,320 compared to $343,711 for the 2007 Period.

INTEREST AND FINANCE EXPENSES. For the 2008 Period and 2007 Period, interest expense totaled $3,155,815 and $8,791,072, respectively. Interest totaling $673,527 and $1,190,854 for the 2008 Period and 2007 Period respectively related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008 and our 8% Convertible Debentures, which were issued in May 2006 and were retired in their entirety as of January 2, 2008. Additionally, for the 2008 Period and 2007 Period, we incurred non-cash interest of $2,482,288 and $7,600,218, respectively. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

LOSS ON EXTINGUISHMENT OF DEBT.  The Company accounted for the modification of the Convertible Promissory Notes as an extinguishment of debt.  The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $2.8 million. See Note 8 of the financial statements for a more detailed discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $8,011,764 at December 31, 2008 and $546,125 at December 31, 2007. As of March 10, 2009, we have approximately $7.4 million cash on hand.

From inception through December 31, 2007, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

Net cash used in operating activities during the year ended December 31, 2008 was approximately $5.5 million and was primarily attributable to ongoing research and development and general and administrative expenses.

Net cash used in investing activities during the year ended December 31, 2008 was approximately $575,725 and was for the purchase of property and equipment and marketable securities.

Net cash provided by financing activities during the year ended December 31, 2008 was approximately $13.6 million. A discussion of our recent financing transactions is listed below.

In July 2007, we raised gross proceeds of $7,500,000 from the private placement of our three year 8% Secured Convertible Promissory Note (the “July 2007 Note”) to Vicis that advanced to us a short-term loan in June 2007. At closing, we received net proceeds of approximately $2.8 million after closing costs and repayment of the short term loan. Vicis has a lien on substantially all of our assets. The July 2007 Note was originally convertible into shares of our Common Stock at any time at a per share conversion rate of $0.075. In November 2007, we raised additional net proceeds of $2,500,000 from Vicis upon its purchase of a three year Secured Convertible Promissory Note (the “November 2007 Note”) that is in all material respects identical to the July 2007 Note except that the November 2007 Note is scheduled to mature in November 2010 and the per share conversion rate was set at $0.045. Upon the consummation of the November 2007 financing, the conversion rate of the July 2007 Note was adjusted to $0.045 per share. In January 2008, we raised additional gross proceeds of $2,500,000 from Vicis upon its purchase of a three year Secured Convertible Promissory Note (the “January 2008 Note”; together with the July 2007 Note and the November 2007 Note, the “Vicis Notes”) that is in all material respects identical to the July 2007 Note except that the January 2008 Note is scheduled to mature in January 2011 and the per share conversion rate was set at $0.035. Following the funding, the conversion price of the July 2007 Note and the November 2007 Note was adjusted to $0.035.

On April 23, 2008, we raised from Vicis $3,000,000 from the issuance of warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of our Common Stock at a per share exercise price of $0.001. In connection with the issuance of the April 2008 Warrants, the per share exercise price of the warrants previously issued to such investor in connection with the placement of the July 2007 Note, the November 2007 Note and the January 2008 Note was re-set to $0.001 (from $0.035). The number of warrant shares was not adjusted.

On November 21, 2008, we and Vicis entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which Vicis invested in the Company an additional $8 million. In consideration of Vicis’ investment, we reduced the conversion price on the Vicis Notes from $0.035 per share to $0.015 per share. The parties also agreed under the Debenture Amendment Agreement that, in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the common stock, par value $0.001 of the Company (the “Common Stock”) is less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically immediately be further adjusted to $0.01. Contemporaneous with the transaction, on November 24, 2008, we issued 464,365,080 shares of our Common Stock to Vicis upon its exercise of all outstanding warrants held by it through a combination of “cashless exercises” as well as for “cash exercises.” We received cash proceeds of $242,143 from the “for cash exercise” of part of the warrants.

Management believes that cash on hand, plus anticipated short term revenue, will allow us to meet our operating requirements for the next 12 months. However, we may need to raise funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase order that we may receive. At the present time, we have no commitments for any additional funding that may be needed, and no assurance can be provided that we will be able to raise the needed capital on commercially reasonable terms, or at all, if and when needed.

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

REVENUE RECOGNITION. Revenue is generated primarily from the sale of equipment as well as from the sales of software licenses and service and support. We recognize revenue from the sale of equipment upon shipment to customers and when all requirements related to the shipments have occurred.  Revenue from the sale of software licenses represent a one-time fee for the use of the software and is recognized upon shipment to the customer.  Revenue from service and support is recognized at the time the services are performed. Amounts billed to customers before equipment and/or software licenses are shipped or before services are performed are classified as deferred revenue.

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

SOFTWARE DEVELOPMENT COSTS.  Statements of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated product life. The Company defines technological feasibility as being attained at the time our products and related software are available for deployment by our customers in defined pilots. All development activity and costs through December 2008 were incurred in order to ready the Ambient NMS and the in node software for deployment by customers. Significant deployment of the Company’s products was initiated in the fourth quarter of 2008. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, to date, the Company has not capitalized any software development costs. The Company will continue its research and development program into the future and continue to develop new products and software capabilities.

STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2008, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

WARRANTIES AND INDEMNIFICATION OBLIGATIONS The Company recognizes warranty and indemnification obligations under SFAS No. 5 (As Amended), "Accounting for Contingencies" ("SFAS 5"), FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Concepts Statement ("SFAC") No. 7 (As Amended), "Using Cash Flow Information and Present Value in Accounting Measurements." These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of product under warranty has been minimal and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. The Company has not provided for any reserves for such warranty liabilities.

The Company’s software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with these product and service performance warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its operating results.

FAIR VALUE. Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

•

Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

•

Level 2, is defined as observable inputs including quoted prices for similar assets; and

•

Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
Long-Term Debt Obligations	$12,500,000	$0	$12,500,000	$0	$0
Capital Lease Obligations	39,954	14,456	25,498	0	0
Operating Lease Obligations	152,667	152,667	0	0	0
(Purchase Obligations)	0	0	0	0	0
(Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP)	0	0	0	0	0
Total	$12,692,621	$167,123	$12,525,498	$0	$0

Item 7a.

Quantitative and qualitative disclosures about market risk.

Not applicable

Item 8.

Financial Statements

The information called for by this Item 8 is included following the "Index to Financial Statements" on page F-1contained in this Annual Report on Form 10-K.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a(t).

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

During the year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

Item 11.

Executive Compensation

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

Item 13.

Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

Item 14.

Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

Item 15.

Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company, as amended. (1) (Exhibit 3.1), (2) (Exhibit 3.1)

3.2	Bylaws of the Company, as amended. (3) (Exhibit 3.2)

4.1	Specimen Stock Certificate. (3) (Exhibit 4.1)

4.2	Common Stock Purchase Warrant issued by the Company on January 25, 2006. (4) (Exhibit 4.6)

4.3	Form of Common Stock Purchase Warrant issued by the Company on May 26, 2006. (5) (Exhibit 4.7)

4.4	Secured Convertible Promissory Note due July 31, 2010. (6) (Exhibit 4.1)

4.5	Common Stock Purchase Warrant (Series A) (6). (Exhibit 4.2)

4.6	Common Stock Purchase Warrant (Series B) (6). (Exhibit 4.3)

4.7	Secured Convertible Promissory Note due November 1, 2010. (7) (Exhibit 4.1)

4.8	Common Stock Purchase Warrant (Series C). (7) (Exhibit 4.2)

4.9	Common Stock Purchase Warrant (Series D). (7) (Exhibit 4.3)

4.10	Secured Convertible Promissory Note due January 15, 2011. (8) (Exhibit 4.1)

4.11	Common Stock Purchase Warrant (Series E). (8) (Exhibit 4.2)

4.12	Warrant issued as of April 23, 2008. (2) (Exhibit 4.1)

10.1	Ambient Corporation 2000 Equity Incentive Plan. (9) + (Appendix B)

10.2	Stock Purchase Agreement dated as of September 30, 2002 between the Company and Consolidated Edison, Inc. (10) (Exhibit 10.2)

10.3	Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (9) (Appendix C)

10.4*	Amended and Restated Employment Agreement effective as of December 30, 2008 between the Company and John Joyce. +

10.5*	Amended and Restated Employment Agreement effective as of June 2, 2008 between the Company and Ramdas Rao. +

10.6	Securities Purchase Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.8)

10.7	Registration Rights Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.9)

10. 8	Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.1)

10.9	Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.2)

10.10	Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.3)

10.11	Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and the Vicis Master Fund. (7) (Exhibit 10.1)

10.12	First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Master Capital Fund. (7) (Exhibit 10.2)

10.13	First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (7) (Exhibit 10.3)

10.14	Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and the Vicis Master Capital Fund. (8) (Exhibit 10.1)

10.15	Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.2)

10.16	First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.3)

10.17	Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.4)

10.18	Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.1)

10.19	Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.2)

10.20	Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund. (11) (Exhibit 10.1)

10.21

Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC.  (13) (10.1)  (Pursuant to Rule 24 b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).

14	Code of Conduct and Ethics. (12) (Exhibit 14)

21*	Subsidiaries

23.1*	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. to the Company’s Registration Statement on Form S-8 (No 333-112569) dated as of March 11, 2009.

31	RULE 13a-14(a) / 15d-14(a) CERTIFICATION

32	SECTION 1350 CERTIFICATION

———————

* Filed herewith

(1) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

(2) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s  Quarterly Report on Form 10-Q for the three month period ended June 30, 2008 and incorporated herein by reference.

(3) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Registration Statement on Form SB-2 (File No. 333-40045) and incorporated herein by reference.

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

(9) Filed as an appendix to the Company’s Definitive Proxy Statement on From 14A filed on May 18, 2008 and incorporated herein by reference.

(10) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.

(11) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Current Report on Form 8-K filed on November 24, 2008 and incorporated herein by reference.

(12) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

 (13) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2008 and incorporated herein by reference.

+ Management Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2009

By:	/s/ JOHN J. JOYCE
JOHN J. JOYCE
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. JOYCE	CHIEF EXECUTIVE OFFICER,	March 11, 2009
JOHN JOYCE	DIRECTOR

/s/ MICHAEL WIDLAND	DIRECTOR	March 11, 2009
MICHAEL WIDLAND

/s/ D. HOWARD PIERCE	DIRECTOR	March 11, 2009
D. HOWARD PIERCE

/s/ MICHAEL THOMAS HIGGINS	DIRECTOR	March 11, 2009
MICHAEL THOMAS HIGGINS

/s/ SHAD STASTNEY	DIRECTOR	March 11, 2009
SHAD STASTNEY

AMBIENT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Accounting Firm

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ambient Corporation

We have audited the accompanying consolidated balances sheets of Ambient Corporation and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 11, 2009

AMBIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,011,764	$546,125
Marketable securities	125,000	––
Accounts receivable	1,668,887	193,406
Inventory	98,044	474,063
Prepaid expenses and other current assets	174,425	141,181
Total current assets	10,078,120	1,354,775

Property and equipment, net	543,904	481,129
Deferred financing costs, net	––	898,214
Prepaid licensing fees	––	81,997
Total assets	$10,622,024	$2,816,115

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,333,778	$1,013,609
Accrued expenses and other current liabilities	936,961	595,420
Deferred revenue	108,067	––
Capital lease obligations, current portion	11,462	––
Convertible debt, current portion	––	103,500
Total current liabilities	2,390,268	1,712,529

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $11,745,542 and $7,431,592)	754,458	2,568,408
Capital lease obligations, less current portion	22,967	––
Total liabilities	3,167,693	4,280,937

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 2,000,000,000 and 1,250,000,000 shares authorized in 2008 and 2007; 719,980,784 and 255,615,704 issued; 718,980,784 and 254,615,704 outstanding, respectively	719,981	255,615
Additional paid-in capital	132,930,334	113,181,348
Accumulated deficit	(125,995,984)	(114,701,785)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity (deficit)	7,454,331	(1,464,822)
Total liabilities and stockholders' equity (deficit)	$10,622,024	$2,816,115

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2008	2007
Revenues	$12,622,353	$2,264,978

Less Cost of goods sold	9,942,009	1,806,060

Gross profit	2,680,344	458,918

Expenses
Research and development	4,233,832	3,530,046
Operating, general and administrative expenses	3,388,299	3,813,142
Stock based compensation - operating, general and administrative	329,320	343,711

Total expenses	7,951,451	7,686,899

Other operating income (loss)
Loss on disposition of property and equipment	(117,597)	(5,599)
Gain on sale of property and equipment - related party	––	179,755
Total other operating (loss) income	(117,597)	174,156

Operating loss	(5,388,704)	(7,053,825)

Interest and finance expenses	(3,155,815)	(8,791,072)
Interest income	39,185	88,504
Loss on extinguishment of debt	(2,788,865)	––

Net loss	$(11,294,199)	$(15,756,393)

Basic and diluted loss per share:	$(0.04)	$(0.07)

Weighted average number of shares outstanding	301,559,713	240,470,054

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance - January 1, 2007	199,809,244	$199,809	$101,740,382	$(200,000)	$(98,945,392)	$2,794,799

Common stock issued upon conversion of debentures	51,231,145	51,231	2,911,809			2,963,040
Common stock issued in lieu of interest	4,575,315	4,575	242,657			247,232
Issuance of warrants in connection with loan						––
Issuance of warrants in connection with convertible promissory note			5,358,466			5,358,466
Beneficial conversion feature of convertible promissory note			2,584,323			2,584,323
Exercise of stock options						––
Stock-based compensation expense			343,711			343,711
Net loss					(15,756,393)	(15,756,393)

Balance - December 31, 2007	255,615,704	$255,616	$113,181,347	(200,000)	$(114,701,785)	$(1,464,822)

Common stock issued upon exercise of warrants	464,365,080	464,365	(222,222)			242,143
Issuance of warrants in connection with convertible promissory note			3,146,078			3,146,078
Beneficial conversion feature of convertible promissory note			13,540,811			13,540,811
Issuance of warrants			2,955,000			2,955,000
Stock-based compensation expense			329,320			329,320
Net loss					(11,294,199)	(11,294,199)

Balance - December 31, 2008	719,980,784	$719,981	$132,930,334	$(200,000)	$(125,995,984)	$7,454,331

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,294,199)	$(15,756,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,476	355,897
Amortization of note discount	1,235,434	4,943,581
Amortization of beneficial conversion feature of convertible debt	1,246,854	2,656,637
Loss on extinguishment of debt	2,788,865	––
Financing, consulting and other expenses paid via the issuance of common stock and warrants	329,320	590,943
Loss (gain) on disposition of property and equipment	117,598	(175,157)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,475,481)	718,923
Inventory	376,019	(244,345)
Prepaid expenses and other current assets	(33,244)	(1,248)
Prepaid licensing fees	81,997	76,405
Increase (decrease) in:
Accounts payable	320,169	(88,737)
Accrued expenses and other current liabilities	341,541	226,821
Deferred revenue	108,067	––
Net cash used in operating activities	(5,549,584)	(6,696,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(125,000)	––
Purchases of property and equipment	(450,725)	(145,517)
Proceeds from sale of property and equipment	––	195,997
Net cash (used in) provided by investing activities	(575,725)	50,480

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	242,143	––
Proceeds from issuance of warrants	3,000,000	––
Finance costs relating to the issuance of warrants	(45,000)	––
Proceeds from issuance of notes payable	2,500,000	10,000,000
Finance costs relating to issuance of notes payable	––	(635,000)
Proceeds related to the adjustment of terms of convertible debentures	8,000,000	––
Repayment of convertible debentures	(103,500)	(4,558,350)
Payments of capitalized lease obligations	(2,695)	––
Net cash provided by financing activities	13,590,948	4,806,650

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,465,639	(1,839,543)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	546,125	2,385,668
CASH AND CASH EQUIVALENTS - END OF YEAR	$8,011,764	$546,125
Noncash financing and investing activities:
Issuance of common stock upon conversion of debentures	$––	$2,963,040
Issuance of common stock in lieu of interest	$––	$247,332
Issuance of warrants in connection with issuance of notes payable	$3,146,078	$5,358,466
Acquisition of property and equipment financed by capital lease	$37,123	$––
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115,055	$999,891

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Ambient Corporation ("Ambient” or the "Company") is incorporated under the laws of the state of Delaware in June 1996. Ambient is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks over existing medium and low-voltage distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid™, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, Demand Side Management (DSM), Distribution Monitoring and Automation, and direct load control and more. When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately utility customers.

We are currently conducting pilot demonstrations and deployments with major electric utilities, developing, demonstrating, and delivering Ambient Smart Grid™ utility applications. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ communications network deployments. In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, licensing of its AmbientNMS™, and engineering support in building out an intelligent grid/intelligent-metering platform. These purchase orders have resulted in recorded revenues of approximately $12.6 million for the year ended December 31, 2008.

We intend to actively seek new opportunities for commercial deployments and work to bring new and existing networks to full commercialization. In 2009, our principal target customers will continue to be electric utilities in North America that will be deploying the smart grid technologies. We will work with our other technology companies and utility customers to drive the development of new utility and consumer applications that create the need for our Ambient Smart Grid™ platform.

To date, we have funded operations primarily through the sale of our securities. In connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such capital raises in the future, and anticipate that we will continue to incur losses during the current fiscal year.

NOTE 2 - BASIS OF PRESENTATION

The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. The Company expects to incur additional losses in the future and may need to raise additional funds in order to realize its long-range commercial objectives.

Management believes that our current available cash resources, as well as anticipated revenues, will be sufficient to meet our operating requirements for the next 12 months. However, we may need to raise funds in order to expand existing commercial deployments and otherwise grow our operations to meet the demands associated with any additional significant purchase order, or from any substantial expansion of existing commercial deployments. There are no assurances that we will be successful in obtaining additional required capital if or when needed.

During 2008, the Company funded its operating cash flow deficit with the proceeds from the private placement of its securities to an institutional investor. The Company raised aggregate net proceeds of $13.5 million in three separate transactions. See Notes 8 and 10 below.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its inactive, wholly-owned subsidiary, Insulated Connections Corporation Limited. The subsidiary has been inactive since 2001. All inter-company balances and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE

From inception through the third quarter of 2008, the Company was in the development stage and has had insignificant revenues.  Statement of Financial Accounting Standard ("SFAS") No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the fourth quarter of 2008, management determined that the Company was no longer in the development stage as the Company generated significant revenues.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

NET LOSS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive.

	2008	2007
Stock options	32,387,000	32,307,000
Warrants	129,216,664	346,624,999
Convertible debentures	833,333,333	222,912,222

PROPERTY AND EQUIPMENT

Equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from one to five years.

REVENUE RECOGNITION

Revenue is generated primarily from the sale of equipment as well as from the sales of software licenses and service and support. We recognize revenue from the sale of equipment upon shipment to customers and when all requirements related to the shipments have occurred.  Revenue from the sale of software licenses represent a one-time fee for the use of the software and is recognized upon shipment to the customer.  Revenue from service and support is recognized at the time the services are performed. Amounts billed to customers before equipment and/or software licenses are shipped or before services are performed are classified as deferred revenue.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2008 and 2007, management believed that no allowance was necessary.

At December 31, 2008 and 2007, one customer accounted for approximately 100% and 99% of accounts receivable. See Note 11.

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

SOFTWARE DEVELOPMENT COSTS

SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established and prior to the date the product is generally available for sale. The capitalized cost is then amortized straight-line over the estimated product life. The Company defines technological feasibility as being attained at the time our products and related software are available for deployment by our customers in defined pilots. All development activity and costs through December 2008 were incurred in order to ready the Ambient NMS and the in node software for deployment by customers. Significant deployment of the Company’s products was initiated in the fourth quarter of 2008. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, to date, the Company has not capitalized any software development costs. The Company will continue its research and development program into the future and continue to develop new products and software capabilities.

DEFERRED FINANCE COSTS

Deferred finance costs consist of costs incurred by the Company relating to the issuance of convertible debentures. Deferred finance costs are being amortized to the date of maturity of the debentures unless converted earlier.

PREPAID LICENSING FEES

Effective January 31, 2004, the Company entered into a five-year licensing agreement with Design of Systems on Silicon ("DS2"), a supplier of components of the Company's power line communications technology, pursuant to which DS2 has granted Ambient a license of the DS2 power line related technology on a world wide nonexclusive basis. The license fee was amortized over the five year term on a straight-line basis. Amortization was $79,200 per year for the years ended December 31, 2008 and 2007.

INCOME TAXES

The Company uses the liability method to determine its income tax. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary to reduce a deferred tax asset, if it is more likely than not that all or a portion of it will not be realized.

In June 2006, the FASB issued FASB Interpretation No. 48 (“ FIN 48 ”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial statements upon adoption. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

WARRANTIES AND INDEMNIFICATION OBLIGATIONS

The Company recognizes warranty and indemnification obligations under SFAS No. 5 (As Amended), "Accounting for Contingencies" ("SFAS 5"), FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FASB Concepts Statement ("SFAC") No. 7 (As Amended), "Using Cash Flow Information and Present Value in Accounting Measurements." These pronouncements require a guarantor to recognize and disclose a liability for obligations it has undertaken in relation to the issuance of the guarantee.

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of product under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe upon a third party's intellectual property rights. The Company has not provided for any reserves for such warranty liabilities.

The Company’s software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with these product and service performance warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its operating results.

CONCENTRATIONS

Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit or institutional risk on cash and cash equivalents. At December 31, 2008 and 2007, amounts in excess of insurance amounted to approximately $-0- and $352,000 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment of Disposal of Long-lived Assets." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

•

Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

•

Level 2, is defined as observable inputs including quoted prices for similar assets; and

•

Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The Company’s marketable securities at December 31, 2008 consisted of investments in auction rate securities. Those securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. The auction rate securities were redeemed in full in January 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,
	2008	2007
Raw material	$30,057	$263,698
Finished goods	67,987	210,365
	$98,044	$474,063

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Computers	$294,954	$330,243
Software	362,686	388,673
Software (capital lease)	30,429	––
Machinery and equipment	350,231	597,688
Furniture and office equipment	147,941	159,025
	1,186,241	1,475,629
Less – accumulated depreciation	642,337	994,500
	$543,904	$481,129

Depreciation expense was $307,476 and $355,897 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 - OTHER CURRENT LIABILITIES

	December 31,
	2008	2007
Accrued interest	$748,082	$189,592
Accrued payroll and payroll taxes	62,668	142,563
Accrued professional fees	92,298	248,265
Accrued liabilities	33,913	15,000
	$936,961	$595,420

NOTE 7 – CAPITAL LEASE OBLIGATION

The Company is the lessee of software under a capital lease expiring in 2011. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over its estimated productive live. Amortization of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of December 31, 2008, were as follows:

Amount
2009	$14,456
2010	14,456
2011	10,842
Net minimum lease payments	39,754
Amount representing interest	(5,325)
Present value of net minimum lease payments	$34,429

The interest rate on the capitalized lease is 9.1%. Interest is computed based on the lower of the Company’s incremental borrowing rate at the inception of lease or the lessor’s implicit rate of return.

NOTE 8 – CONVERTIBLE DEBT

	December 31,
	2008	2007
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010.	$7,500,000	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010.	2,500,000	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011.	2,500,000	––

Convertible Debentures - $10,000,000, interest at 8%, due May 26, 2008	––	103,500
Total	12,500,000	10,103,500

Less: Discount	(11,745,542)	(7,431,592)
	754,458	2,671,908
Less Current Portion	––	(103,500)

Total	$754,458	$2,568,408

The following maturities on the Secured Convertible Promissory Notes for the next three years are as follow:

Years Ending December 31,
2009	$––
2010	10,000,000
2011	2,500,000
$12,500,000

(i) In December 2004, the Company raised net proceeds of $4.9 million in a private placement of $5,500,000 principal amount of its three-year 6% Convertible Debentures (the "2004 Debentures"). The 2004 Debentures were convertible into shares of the Company’s common stock par value $0.001 (the “Common Stock”) at a conversion rate equal to $0.25 per share (subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger). On December 23, 2007, the remaining aggregate principal amount of $330,000 of the 2004 debentures was converted into 1,320,000 shares of Common Stock.

For financial reporting purposes, the Company recorded a discount of $2,193,411 to reflect the value of the warrants issued in connection with the 2004 Debentures and in accordance with EITF No. 00-27, an additional discount on the 2004 Debentures of $2,711,554 to reflect the beneficial conversion feature of the debentures. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 2.4 years, risk free interest rate of 3.21%, a dividend yield of 0% and volatility of 162%. The discounts were amortized to the date of maturity unless converted earlier.

(ii) In May 2006, the Company raised net proceeds of $8.986 million in a private placement of $10,000,000 in principal amount of its two-year 8% Convertible Debentures (the "2006 Debentures"). As of December 31, 2007, the aggregate outstanding principal amount of the 2006 Debentures was $103,500. The balance was repaid in its entirety in January 2008. Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of the Company's Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.25.

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

For financial reporting purposes, the Company recorded a discount of $4,862,878 to reflect the value of the warrants, and in accordance with EITF No. 00-27, an additional discount of $5,137,122 to reflect the beneficial conversion feature of the 2006 Debentures. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 4 years, risk free interest rate of 4.99%, a dividend yield of 0% and volatility of 129.65%. The discounts were amortized to the date of maturity unless converted earlier.

(iii) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the "July 07 Purchase Agreement") with an institutional investor , Vicis Capital Master Fund (the “Investor” or "Vicis"), pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The outstanding principal amount of the July 07 Note was originally convertible at the option of the holder, at any time and from time to time, into shares of Common Stock at a conversion price of $0.075 per share, subject to certain adjustments. The Company and the Investor subsequently agreed to adjust the conversion price of the July 07 Note as follows:

1.

In connection with the November 07 Purchase Agreement discussed below, to $0.045 per share.

2.

In connection with the January 08 Purchase Agreement discussed below, to $0.035.

3.

In connection with the Debenture Amendment Agreement discussed below, to $0.015. Under certain circumstances discussed below, the conversion price may be further adjusted to $0.01.

The Company is entitled to require the July 07 Note holder to convert all or a part of the outstanding principal amount of the July 07 Note. In addition, if the closing sale price of the Company's Common Stock as quoted on the OTC Bulletin Board is more than $0.375 (which amount may be adjusted for certain capital events, such as stock splits) on each of fifteen consecutive trading days, then, subject to the conditions specified below, within five trading days after the last day in such period, the Company may, at its option (exercised by written notice to the holder of the July 07 Note), require such holder to convert all or any part of the July 07 Note on or before a specified date at the conversion price then in effect. The July 07 Noteholder may continue to convert its note after the Company gives such notice. This right is available only if, on the date the Company gives notice of mandatory conversion and on each trading day thereafter through and including the date of mandatory conversion specified in the original notice from the Company, a registration statement covering the resale of the Common Stock underlying these securities is effective. The July 07 Note is redeemable at 110% of the principal and accrued interest in the event of certain change of control transactions, and is redeemable at 120% of the principal and accrued interest in the event of certain other triggering events, including (without limitation) events of default and certain other events that would impact the holder’s ability to publicly re-sell the Common Stock issuable upon conversion of the July 07 Note.

Pursuant to the July 07 Purchase Agreement, the Company issued Common Stock purchase warrants to the Investor, exercisable through July 31, 2012, to purchase initially up to 150,000,000 shares of Common Stock, of which warrants for 50,000,000 shares (“Class A July 07 Warrants”) had an original exercise price of $0.06 per share and warrants for 100,000,000 shares (“Class B July 07 Warrants”; together with the Class A July 07 Warrants, the “July 07 Warrants”) had an original exercise price of $0.075.

The Company and the Investor agreed to adjust the exercise prices of the Class A July 07 Warrants and the Class B July 07 Warrants as follows:

1.

In connection with the November 07 Purchase Agreement discussed below, to $0.045 per share and of the Class B July 07 Warrants to $0.05 per share.

2.

In connection with the January 08 Purchase Agreement discussed below, to $0.035.

3.

In connection with the April 08 Purchase Agreement discussed below, to $0.001.

As discussed further below, all of these warrants were exercised on November 24, 2008.

In connection with this financing, the Company paid fees to a registered broker dealer of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.075, of which 16.6 million shares were later re-priced to $0.035.

For financial reporting purposes, the Company recorded a discount of $3,959,362 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $ 2,310,886 to reflect the beneficial conversion feature of the 2007 Convertible Promissory Notes. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 4.88%, a dividend yield of 0% and volatility of 130.22%. The discounts were being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement.  As a result, all of the remaining unamortized discounts were expensed.

(iv) On November 1, 2007, the Company entered into a Securities Purchase Agreement (the "November 07 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “November 07 Note”). The November 07 Note has a term of three years and becomes due on November 1, 2010. The outstanding principal amount of the November 07 Note was originally convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.045 per share. In connection with the Debenture Amendment Agreement discussed below, the Company and the Investor agreed to adjust the conversion price to $.015 per share.

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

The Company and the Investor agreed to adjust the exercise prices of the November 07 Warrants as follows:

1.

In connection with the January 08 Purchase Agreement discussed below, the exercise price to $0.035.

2.

In connection with the April 08 Purchase Agreement discussed below, the exercise price to $0.001.

As discussed further below, all of the November 07 Warrants were exercised on November 24, 2008.

Except as otherwise specified below, the investment by the Investor under the November 2007 Purchase Agreement was made on terms substantially similar to those contained in the July 07 Purchase Agreement. Amounts owing under the November 07 Note are also secured by substantially all of the assets of the Company.

For financial reporting purposes, the Company recorded a discount of $1,127,634 to reflect the value of the November 07 Warrants and in accordance with EITF No. 00-27, an additional discount of $294,301 to reflect the beneficial conversion feature of November 07 Note. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 3.67%, a dividend yield of 0% and volatility of 127.4%. The discounts were being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement.  As a result, all of the remaining unamortized discounts were expensed.

(v) On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “January 08 Note”). The January 08 Note has a term of three years and becomes due on January 15, 2011. The outstanding principal amount of the January 08 Note was originally convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.035 per share. In connection with the Debenture Amendment Agreement discussed below, the Company and the Investor agreed to adjust the conversion price to $.015 per share.

In connection with the issuance of the January 08 Note, the Company issued Common Stock purchase warrants (the “January 08 Warrants”) to the Investor, exercisable through January 15, 2013, to purchase up to 107,142,857 shares of Common Stock at an original exercise price of $0.035 per share. In connection with the April 08 Purchase Agreement discussed below, the Company and Investor agreed to adjust the exercise price to $0.001 per share. The Company and the Investor subsequently agreed to adjust the exercise prices of the January 2008 Warrants as discussed below. As discussed further below, all of the January 08 Warrants were exercised on November 24, 2008.

Except as otherwise specified below, the investment by the Investor under the January 2008 Purchase Agreement was made on terms substantially similar to those contained in the July 2007 Purchase Agreement. Amounts owing under the January 08 Note are also secured by substantially all of the assets of the Company.

In connection with the financing, the Company issued, as compensation to a registered broker dealer, warrants to purchase up to 14,999,999 shares of the Company's Common Stock at a per share exercise price of $0.035.

For financial reporting purposes, the Company recorded a discount of $1,459,189 to reflect the value of the warrants and in accordance with EITF No. 00-27, an additional discount of $1,040,811 to reflect the beneficial conversion feature of January 08 Note. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 3%, a dividend yield of 0% and volatility of 127.4%. The discounts are being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement.  As a result, all of the remaining unamortized discounts were expensed.

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the July 07 Note, the November 07 Note and the January 08 Note referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock is less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01.

In addition, in consideration for the investment, the parties agreed under the Debenture Amendment Agreement to amend the terms of the Investor Warrants referred to above to remove all conversion caps from the Warrants, which were contractual provisions that prevented the Investor from exercising an amount of such warrants to the extent that the Investor would beneficially own (i) greater than 4.99% of the outstanding Common Stock, and (ii) greater than 9.99% of the outstanding Common Stock.

The Company accounted for the modification of the Convertible Promissory Notes, as described above, as an extinguishment of debt in accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or

Exchange of Debt Instruments”, (“EITF 96-19”).” The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $2.8 million.

In accordance with FAS 157, the fair value of the Convertible Promissory Notes was determined utilizing level 3 inputs.  The fair value of the Convertible Promissory Notes was calculated utilizing the fully diluted market value of the invested capital of the company immediately before and after the date of the debt modification.  The fair value was determined to be the face value of the Convertible Promissory Notes at the date of the debt modification.

For financial reporting purposes, the Company recorded a discount in accordance with EITF No. 00-27 of $12,500,000 to reflect the beneficial conversion feature related to the Debenture Modification Agreement. The discount is being amortized to the date of maturity of the various Convertible Promissory Notes unless converted earlier.

Contemporaneous with the transaction, on November 24, 2008, the Company issued 464,365,080 shares of its Common Stock to Vicis upon its exercise of all outstanding Investor Warrants through a combination of “cashless exercises” as well as for “cash exercises.” See Note 10 for a further discussion.

Registration Rights

In connection with the entry by the Company and the Investor into the July 07 Purchase Agreement referred to above, the Company originally undertook to file, by December 28, 2007, a registration statement (the "Registration Statement") covering the Common Stock underlying the July 07 Note and the July 07 Warrants. Under certain circumstances, the Company undertook to pay liquidated damages to the holders of the July 07 Note if the Registration Statement is filed late and/or is not declared effective by the Securities and Exchange Commission within the earlier of (i) five days after notice by the Securities and Exchange Commission that the registration statement may be declared effective or (ii) March 29, 2008. In connection with the entry into the November 07 Purchase Agreement, the Company’s obligation to file such Registration Statement (which would now also cover the resale of the shares of Common Stock underlying the November 07 Note and November 07 Warrants) was extended to January 27, 2008 and that the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement would not commence until April 28, 2008. Thereafter, in connection with the entry by the Company an the Investor into the April 08 Purchase Agreement (further discussed in Note 8 above), the date by which the Company was obligated to file the Registration Statement (covering the resale of the shares of Common Stock underlying the Notes and Investor Warrants) was further extended to December 15, 2008 and that the Company’s obligation to pay liquidated damages in respect of delayed effectiveness of such registration statement would not commence until April 28, 2008. Finally, in connection with the Debenture Amendment Agreement consummated in November 2008, the Investor agreed to waive, until further notice, the Company’s obligation to file on or before December 15, 2008, a resale registration statement with respect to the shares of Common Stock underlying the Notes and the Warrants.

Interest incurred on convertible debt amounted to $671,461 and $1,189,537 for the years ended December 31, 2008 and 2007, respectively, of which $671,461 and $888,371 related to Vicis.  Amortization of the discounts related to the convertible debentures and notes above totaled $2,482,288 and $7,600,218 for the years ended December 31, 2008 and 2007.

NOTE 9 - INCOME TAXES

At December 31, 2008, the Company had available $68 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2028. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code. As such, approximately $61 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

	December 31,
	2008	2007
Net operating loss carry forwards	$2,735,184	$12,307,020
Stock based compensation	355,734	261,022
Other	555,204	493,712
Total deferred tax assets	3,646,122	13,061,754
Valuation allowance	(3,646,122)	(13,061,754)
Net deferred tax assets	$––	$––

The decrease in the valuation allowance was primarily due to the changes in stock ownership that occurred in 2008 thereby increasing the Section 382 limitation in the net operating loss carryfowards available to the Company.

The following is a reconciliation of the federal statutory tax rate of 35% for 2008 and 2007, with the provision for income taxes:

	December 31,
	2008	2007
Statutory tax rate	(35%)	(35%)
Valuation allowance	35%	35%
Effective federal tax rate	0%	0%

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accrued interest or penalties. In certain cases, the Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

On June 27, 2008, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue up to 2,000,000,000 shares.

STOCK OPTION PLANS

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 5,000,000 shares of Common Stock were originally reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. In December 2002, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was increased from 5,000,000 to 15,000,000; in June 2005, it was further increased to 25,000,000. On June 27, 2008, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was further increased to 50,000,000 shares.

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of up to 2,000,000 shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant. In June 2005, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was increased from 2,000,000 to 4,000,000, in May 2006, it was further increased to 6,000,000. On June 27, 2008, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was further increased to 12,000,000 shares.

OTHER OPTION GRANTS

In addition to the options granted under the stock option plans discussed above (the "Plans”), the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements.

Option activity for 2008 and 2007 is summarized as follows:

				Weighted
				Average
	Plan	Nonplan	Total	Exercise Price
Options outstanding, January 1, 2007	18,913,250	3,720,000	22,633,250	$0.25
Granted	10,492,500	––	10,492,500	0.05
Exercised	––	––	––	––
Forfeited	(818,750)	––	(818,750)	0.41

Options outstanding, December 31, 2007	28,587,000	3,720,000	32,307,000	0.25
Granted	1,700,000	200,000	1,900,000	0.03
Exercised	––	––	––	––
Forfeited	(1,675,000)	(145,000)	(1,820,000)	0.16

Options outstanding, December 31, 2008	28,612,000	3,775,000	32,387,000	$0.17

Shares of Common Stock available for
Future grant under the plans	31,787,100

The following table summarizes information about stock options outstanding at December 31, 2008:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price
$0.03-.045	10,992,500	8.21	$0.043	9,292,500	$0.045
$.06 - $.15	1,120,000	5.85	$0.118	1,120,000	$0.118
$.20 - $.30	18,049,500	4.21	$0.206	16,999,500	$0.207
$0.50	2,225,000	3.54	$0.500	2,225,000	$0.500
$.03-$0.50	32,387,000	5.58	$0.168	29,637,000	$0.175

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007
Risk free interest rate	1.45%- 1.87%	3.67% - 4.75%
Expected life	1.5 -5.75	5.75
Expected volatility	133% - 162%	127%- 143%
Dividend yield	––	––

Weighted-average grant date fair value per share	$0.019	$0.029

WARRANTS

On April 23, 2008, the Company entered into a Securities Purchase Agreement (the "April 08 Purchase Agreement") with the Investor referred to in Note 8 above pursuant to which the Company issued to the Investor, in consideration of an investment of $3,000,000, warrants (the “April 2008 Warrants”), exercisable through April 2013, to purchase up to 135,000,000 shares of the Company’s Common Stock, at a per share exercise price of $0.001.

In connection with the financing, a registered broker dealer received $45,000 as compensation payment and was issued warrants to purchase up to 1,000,000 shares of the Company's Common Stock at a per share exercise price of $0.035.

Contemporaneous with the Debenture Amendment Agreement on November 24, 2008, the Company issued 464,365,080 shares of its Common Stock to Vicis upon its exercise of all outstanding Investor Warrants through a combination of “cashless exercises” as well as for “cash exercises.” The Company received cash proceeds of $242,143 from the cash exercises. Following the exercise of these warrants, Vicis controls approximately 65% of the Company issued and outstanding common stock.

A summary of the warrants outstanding at December 31, 2008 is as follows:

	Exercise	Expiration
Warrants	Price	Date
44,266,665	$0.035	2012 - 2013
750,000	$0.075	2012
10,666,667	$0.15	2011
36,766,666	$0.20	2009
36,766,666	$0.25	2009- 2011
129,216,664

NOTE 11 - SALES AND MAJOR CUSTOMERS

Revenues for the years ended December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Hardware	$12,136,283	$2,179,076
Software and services	486,070	85,902
	$12,622,353	$2,264,978

One customer accounted for 100% and 97% of the hardware revenue for the years ended December 31, 2008 and 2007, respectively.

NOTE 12 - COMMITMENTS

EMPLOYMENT AGREEMENTS

On December 30, 2008, the Board of Directors approved an amended and restated employment agreement with the Company's Chief Executive Officer. The term of the agreement is currently scheduled to expire on December 31, 2010, provided that after expiration of the term, the agreement will automatically renew for additional one-year terms, unless terminated by the Company upon written notice given not less than 90 days prior to the expiration of the term. Under the agreement, the officer is paid an annual salary of $330,000, subject to annual cost of living adjustments. The agreement also contains certain provisions for early termination, including in the event of a change in control, which may result in a severance payment equal to two years of base salary then in effect and the continuation of certain benefits.

On June 2, 2008, the Company entered into an amended and restated employment agreement with its Chief Technical Officer. The agreement is currently scheduled to expire on December 31, 2009, provided that the agreement is subject to renewal for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. Under the agreement, the officer is paid an annual salary of $225,000 subject to review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

On June 2, 2008, the Company entered into an employment agreement with its Vice President of Operations. The agreement is currently scheduled to expire on December 31, 2009, provided that the agreement is subject to renewal for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. Under the agreement, the officer is paid an annual salary of $175,000 subject to review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

OPERATING LEASES

The Company does not own any real property. The Company's corporate office in Newton, Massachusetts comprised of approximately 16,642 square feet is leased at a monthly rental of $18,333, with a scheduled expiration date of February 28, 2009. On January 13, 2009 the Company extended the lease through August 31, 2009. No other terms of the lease have been changed.

The Company believes that this facility is sufficient to meet its current requirements and that it would be able to renew its present lease or obtain suitable replacement facilities.

In addition, the Company also rents office space in Briarcliff, New York at a monthly rental of $900 through July 4, 2008 and $1,000 through July 4, 2009 with an option to extend the lease through July 5, 2010 at the same monthly cost. The Company uses this office space primarily in connection with the on-going pilots and testing being conducted at Con Edison's premises.

Rent expense for 2008 and 2007 was $233,315 and $194,774, respectively. Future minimum rentals under these leases total $152,667 in 2009.

NOTE 13 - COMMERCIAL DEPLOYMENT AGREEMENTS

On April 1, 2008, the Company and Duke Energy entered into a Commercial Deployment Agreement (the “Agreement”) pursuant to which Ambient Smart Grid equipment and technology is to be deployed over portions of Duke’s electric power distribution grid.

Pursuant to the agreement, Ambient received purchase orders from Duke to purchase its X-Nodes, license of the AmbientNMS™, and obtain engineering support in building out an intelligent grid/intelligent-metering platform. As of December 31, 2008, Ambient has substantially met the requirements of the purchase order which generated revenue of approximately $12.6 million in 2008.