Form 10-Q
period 2009-06-30
AMBIENT CORP /NY
filed 2009-08-14
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

AMBIENT CORPORATION

 (Exact name of registrant as specified in its charter)

———————

Delaware	0-23723	98-0166007
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

7 WELLS AVENUE, NEWTON, MASSACHUSETTS 02459

(Address of Principal Executive Office) (Zip Code)

617-332-0004

( Registrant’s telephone number, including area code)

79 CHAPEL STREET

NEWTON, MASSACHUSETTS, 02458

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

As of August 13, 2009, there were 889,300,854 shares of the issuer's common stock, par value $0.001 per share, outstanding.

AMBIENT CORPORATION

INDEX PAGE

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

1

CONSOLIDATED BALANCE SHEETS

1

CONSOLIDATED STATEMENTS OF OPERATIONS

2

CONSOLIDATED STATEMENTS OF CASH FLOWS

3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

10

ITEM 4T.      CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

ITEM 5.         OTHER INFORMATION

13

ITEM 6.         EXHIBITS

14

SIGNATURES

15

———————

*

The Balance Sheet at December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of financial condition and results of operations,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our inability to continue operations; our inability to obtain necessary financing; the effect of a going concern statement by our auditors; changes in: economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,877,075	$8,011,764
Marketable securities	—	125,000
Accounts receivable	20,997	1,668,887
Inventory	463,696	98,044
Prepaid expenses and other current assets	152,794	174,425

Total current assets	5,514,562	10,078,120

Property and equipment, net	492,704	543,904

Total assets	$6,007,266	$10,622,024

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,005,906	$1,333,778
Accrued expenses and other current liabilities	1,051,296	936,961
Deferred revenue	74,137	108,067
Capital lease obligations, current portion	11,462	11,462

Total current liabilities	2,142,801	2,390,268

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $8,331,623 and $11,745,542)	4,168,377	754,458
Capital lease obligations, less current portion	17,376	22,967

Total liabilities	6,328,554	3,167,693

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value;
2,000,000,000 shares authorized; 722,684,187 and 719,980,784 issued; 721,684,187 and 718,980,784 outstanding, respectively	722,684	719,981
Additional paid-in capital	134,554,860	132,930,334
Accumulated deficit	(135,398,832)	(125,995,984)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' (deficit) equity	(321,288)	7,454,331

Total liabilities and stockholders' (deficit) equity	$6,007,266	$10,622,024

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$857,183	$810,865	$30,590	$747,223

Less cost of goods sold	756,854	948,500	25,618	605,630

Gross profit (loss)	100,329	(137,635)	4,972	141,593

Expenses
Research and development	2,017,105	1,786,067	1,015,396	926,822
Operating, general and administrative expenses	2,136,900	1,697,311	1,071,316	951,754
Stock based compensation - operating, general and administrative	471,062	299,599	248,388	184,731

Total expenses	4,625,067	3,782,977	2,335,100	2,063,307

Loss on sale and disposal of property and equipment	(8,935)	—	—	—

Operating loss	(4,533,673)	(3,920,612)	(2,330,128)	(1,921,714)

Interest and finance expenses	(4,895,301)	(1,122,399)	(3,030,252)	(592,102)
Interest income	26,126	27,534	3,951	11,729

Net loss	$(9,402,848)	$(5,015,477)	(5,356,429)	$(2,502,087)

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	719,968,607	254,615,704	720,945,575	254,615,704

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,402,848)	$(5,015,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,084	152,087
Amortization of note discount	—	577,863
Amortization of beneficial conversion feature of convertible debt	3,413,919	205,700
Financing costs related to warrant modification	1,147,167	—
Financing, consulting and other expenses paid via the issuance of common stock and warrants	471,062	299,599
Loss on sale and disposal of property and equipment	8,935	—
Increase (decrease) in operating assets:
Accounts receivable	1,647,890	(123,671)
Inventory	(365,652)	196,385
Prepaid expenses and other current assets	21,631	(1,199,441)
Prepaid licensing fees	—	24,254
Increase (decrease) in operating liabilities:
Accounts payable	(327,872)	176,225
Accrued expenses and other current liabilities	114,335	246,823
Deferred revenue	(33,930)	—

Net cash used in operating activities	(3,167,279)	(4,459,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	125,000	400,000
Purchases of marketable securities	—	(525,000)
Additions to property and equipment	(96,279)	(93,162)
Proceeds from sale of property and equipment	460	—

Net cash provided by (used in) investing activities	29,181	(218,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and options	9,000	3,000,000
Proceeds from issuance of notes payable	—	2,500,000
Finance costs relating to issuance of debts and warrants	—	(45,000)
Finance costs relating to issuance of notes payable	—	(103,500)
Payments on capitalized lease obligations	(5,591)	—

Net cash provided by financing activities	3,409	5,351,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,134,689)	673,685

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,011,764	546,125

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,877,075	$1,219,810

Noncash financing and investing activities:
Issuance of warrants in connection with issuance of notes payable	$—	$3,146,078

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$425,199	$11,761

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the “Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies. The Company expects to incur additional losses in the future.

Management believes that its current available cash resources, as well as anticipated revenues from proceeds, will be sufficient to meet its operating requirements for the balance of the 2009 fiscal year. However, the Company will likely need to raise funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive. At the present time, the Company has no commitments for any additional funding that may be needed.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, "Subsequent Events," through the date that the financial statements were issued on August 14, 2009.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” ("SFAS 168"). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on our consolidated financial statements.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 4 – NET LOSS PER SHARE

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2009	2008
Stock options	58,937,000	31,437,000
Warrants	118,549,997	604,742,855
Convertible debentures	833,333,333	357,142,857

NOTE 5 – SALES AND MAJOR CUSTOMERS

Revenues for the six and three months ending June 30, 2009 and 2008 were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)		(Unaudited)
Hardware	$823,253	$810,865	$30,590	$747,223
Software and services	33,930	—	—	—
	$857,183	$810,865	$30,590	$747,223

One customer accounted for 100% of the hardware and software revenue for the 2009 and 2008 periods.

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$324,638	$30,057
Finished goods	139,058	67,987
	$463,696	$98,044

NOTE 7 – CONVERTIBLE DEBT

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	June 30, 2009	December 31, 2008
	(Unaudited)
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$7,500,000	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	2,500,000	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	2,500,000	2,500,000
Total	12,500,000	12,500,000

Less: Discount	(8,331,623)	(11,745,542)

Total	$4,168,377	$754,458

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

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The January 08 Note, as well as the other Notes, contain a contractual restriction on beneficial share ownership that limits Vicis to holding 4.99% of the Company’s outstanding shares of Common Stock, except upon providing the Company with not less than 61 days prior notice. On June 8, 2009, Vicis advised the Company that it is waiving all conversion caps with respect to the January 08 Note. Accordingly, as of August 8, 2009 Vicis is entitled (though not obligated) to convert the principal amount outstanding under the January 08 Note into shares of the Company’s Common Stock at the fixed conversion rate of $0.015 per share. No such notice has been given with respect to the other Notes. On August 10, 2009, the January 08 Note was converted into 166,666,667 shares of our Common Stock.

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

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the Notes referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock is less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Commons Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009 and therefore no adjustment was made.

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

Interest incurred on convertible debt amounted to $333,334 and $166,667 and $338,129 and $166,667 for the six and three months ended June 30, 2009 and 2008, respectively, of which all relates to Vicis. Amortization of the discounts related to the convertible debentures and notes above totaled $3,413,919 and $1,716,390 and $783,563 and $424,956 for the six and three months ended June 30, 2009 and 2008 respectively.

NOTE 8 – STOCKHOLDERS' (DEFICIT) EQUITY

On January 13, 2009, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 20,700,000 shares of the Company’s Common Stock at a share price of $0.035. The options will be fully vested as of December 31, 2009.

On January 16, 2009, the Company issued options to a consultant from the Company’s 2000 Equity Incentive Plan to purchase up to 250,000 shares of the Company’s Common Stock at a share price of $0.05. The options will be fully vested as of December 31, 2009.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 13, 2009, the Company issued options to various directors from the Company’s 2002 Non-employee Directors Plan to purchase up to 6,000,000 shares of the Company’s Common Stock at a share price of $0.035. The options will be fully vested as of December 31, 2009.

On May 15, 2009, the Company issued 300,000 shares of Common Stock upon the exercise of stock options previously issued.

On June 29, 2009, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 200,000 shares of the Company’s Common Stock at a share price of $0.15. The options will be fully vested as of June 29, 2011.

On August 3, 2009 the Company issued options to an employee from the Company’s 2000 Equity Incentive Plan to purchase up to 100,000 shares of the Company’s Common Stock at a share price of $0.164. The options will be fully vested as of August 3, 2011.

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

Warrant Modification

In May 2006, the Company raised net proceeds of $8.986 million in a private placement of $10,000,000 in principal amount of its two-year 8% Convertible Debentures (the "2006 Debentures"). The balance was repaid in its entirety by January 2008. Investors in the private placement also received Class A warrants, exercisable through June 30, 2009, to purchase up to 33,333,333 shares of the Company's Common Stock at a per share exercise price of $0.20 and Class B warrants, exercisable through June 30, 2011, to purchase up to 33,333,333 shares of the Company’s Common Stock at a per share exercise price of $0.25.

In connection with the placement of the 2006 Debentures, the Company issued to a registered broker dealer that acted as placement agent warrants consisting of (x) warrants to purchase an aggregate of 6,666,667 shares of Common Stock having an initial exercise price equal to $0.15, (y) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.20, and (z) warrants to purchase an aggregate of 3,333,333 shares of Common Stock having an initial exercise price equal to $0.25. Except as specifically noted, these warrants otherwise are on substantially the same terms and conditions as the investor warrants.

On June 30, 2009, the Company modified the terms of the expiring Class A warrants to extend the exercise period thereof through August 31, 2009 and reduced the exercise price during the extended period from $.20 to $0.15 per share .The Company has valued the warrant modification at $1,147,167 using the Black-Scholes pricing model and the following assumptions: contractual term of 0.167 years, an average risk-free interest rate of 0.19% a dividend yield of 0% and volatility of 93%. The resulting expenses of $1,147,167 is reflected in the Statement of Operations as part of interest and finance expense expenses for the six and three months ended June 30, 2009.

Following the modification, Class A warrants for an aggregate 950,000 shares of the Company’s Common Stock have been exercised for total gross cash exercise proceeds of $142,500 through August 13, 2009.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – COMMITMENT

On May 21, 2009, the Company entered into an Office Lease Agreement (the “Office Lease Agreement”) with NS 7/57 Acquisition LLC (“NS 7/57”) to lease office space (2 floors). The Office Lease Agreement covers 20,242 square feet and is comprised of two floors (the “Premises”). The Company intends for the Premises to serve as its corporate headquarters. The lease term for the Premises is scheduled to commence on September 1, 2009 and continue through December 31, 2012. At the Company’s request, NS 7/57 agreed that the Company could commence the lease earlier and, we completed the move into our headquarters in August 2009.

There will be no base rental payments due for the first floor of the Premises for the period from September 1, 2009 through February 28, 2010. Thereafter, the monthly base rental payment for the Premises are as follows: (i) for the period from March 1, 2010 to December 31, 2010, $19,190, (ii) for the period from January 1, 2011 to December 31, 2011, $19,590, and (iii) for the period from January 1, 2012 to December 31, 2012, $19,991.

There will be no monthly base rental payments due for the lower level of the Premises for the period from September 1, 2009 through October 31, 2010. Thereafter, the monthly base rental payment for the Lower Level Premises are as follows: (i) for the period from November 1, 2010 to December 31, 2010, $11,286, (ii) for the period from January 1, 2011 to December 31, 2011, $12,901, and (iii) for the period from January 1, 2012 to December 31, 2012, $13,634.

At the Company’s option, the lease term my be extended for one additional three year term beginning January 1, 2013 and ending December 31, 2015.

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

We are currently conducting deployments with major electric utilities, developing, demonstrating, and delivering Ambient Smart Grid™ utility applications. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid™ communications network deployments. In 2008, Ambient received purchase orders from a major US investor owned utility to purchase its X2000 and X-3000 communications nodes, license it’s AmbientNMS™, and acquire engineering support in building out an intelligent grid/intelligent-metering platform. These purchase orders have generated revenues of approximately $12.6 million for the year ended December 31, 2008 and $857,183 for the six month period ended June 30, 2009.

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

We were incorporated under the laws of the state of Delaware in June 1996. To date, we have funded operations primarily through the sale of our securities. In addition, we will likely need to raise funds in order to expand existing commercial deployments and otherwise grow our operations to meet the demands associated with any additional significant purchase order, or from any substantial expansion of existing commercial deployments.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2008

REVENUE. Revenues for the six and three months ended June 30, 2009 were $857,183 and $30,590 respectively. Revenues for the corresponding periods in 2008 were $810,865 and $747,223, respectively. Revenues for the 2009 period were attributable to the sales of equipment and software to Duke Energy. Revenues for the 2008 period were attributable to the sales of equipment to Duke Energy. Revenues for the six and three months ended June 30, 2009 related to the sales of equipment totaled $823,253 and $30,590, respectively, as compared to $810,865 and $747,223 for the corresponding periods in 2008.

COST OF GOODS SOLD. Cost of goods sold for the six and three months ended June 30, 2009 were $756,854 and $25,618, respectively, compared to $948,500 and $605,630 during the corresponding periods in 2008. Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs. Cost of goods sold for the 2008 period included expenses related to the write down of inventory to the lower of cost or market.

GROSS PROFIT. Gross profit for the six and three months ended June 30, 2009 were $100,329 and $4,972, compared to a loss of $137,635 and a gain of $141,593 for the corresponding periods in 2008.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2009 were $2,017,105 and $1,015,396, respectively, compared to $1,786,067 and $926,822 during the corresponding periods in 2008.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the six and three months ended June 30, 2009 were $2,136,900 and $1,071,316, respectively, compared to $1,697,311 and $951,754 for the corresponding periods in 2008. The increase in general and administrative expenses is due to the increase efforts to market and commercialize our Ambient Smart Grid™ communication platforms.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the six and three months ended June 30, 2009, we incurred non-cash stock-based compensation expense of $471,062 and $248,388, respectively, compared to $299,599 and $184,731 for the corresponding periods in 2008.

INTEREST AND FINANCE EXPENSES. For the six and three months ended June 30, 2009, we incurred interest of $333,334 and $166,667, respectively, compared to $338,129 and $166,667 for the corresponding periods in 2008. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008 and our 8% Convertible Debentures, which were issued in May 2006 and were retired in their entirety as of January 2, 2008. Additionally, for the six and three months ended June 30, 2009, we incurred non-cash interest of $3,413,919 and $1,716,390, respectively, compared to $783,563 and $424,956 for the corresponding periods in 2008. This interest related to the amortization of the beneficial conversion features and deferred financing costs was incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants are exercisable thought August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and is reflected as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $4,877,075 at June 30, 2009 and $8,011,764 at December 31, 2008.

Net cash used in operating activities for the six months ended June 30, 2009 was $3,167,279 and was used primarily to pay ongoing research and development and general and administrative expenses.

Net cash provided by investing activities totaled $29,181 during the six months ended June 30, 2009 and was for the redemption of marketable securities of $125,000, net of purchases and sale of property and equipment of $95,819.

Net cash provided by financing activities totaled $3,409 during the six months ended June 30, 2009 and represents the exercise of options and the payments on capitalized lease obligations.

A discussion of our recent financings follows.

In July 2007, November 2007 and January 2008, the Company entered into Securities Purchase Agreements with an institutional investor, Vicis Capital Master Fund ("Vicis"), and raised gross proceeds of $12.5 million. The notes (the “Vicis Notes”) issued under the Securities Purchase Agreements have a term of three years are payable between July 2010 and January 2011. The outstanding principal amounts of the notes were convertible at the option of Vicis into shares of Common Stock at an original conversion price of $0.035 per share, subject to certain adjustments. As discussed below, in November 2008, the conversion rate was reduced to the current rate of $0.015 per shares, subject to certain adjustments. On August 10, 2009, Vicis Converted $2.5 million of the Vicis notes into 166,666,667 shares of our common stock (See ITEM 5(i)).

On April 23, 2008, we raised from Vicis $3,000,000 from the issuance of warrants, exercisable through April 2013, to purchase up to 135,000,000 shares of our Common Stock at a per share exercise price of $0.001. On November 21, 2008, we and Vicis entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which Vicis invested in the Company an additional $8,000,000. In consideration of Vicis’ investment, we reduced the conversion price on the Vicis Notes from $0.035 per share to $0.015 per share. The parties also agreed under the Debenture Amendment Agreement that, in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of our common stock is less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009 and therefore no adjustment was made.

On June 30, 2009, the Company extended the terms of the expiring Class A warrants (See note 8 of the consolidated financial Statements). For the period July 1, 2009 to August 13, 2009, the Company received gross proceeds of $142,500 for the exercise of 950,000 class A warrants.

Management believes that cash on hand, plus anticipated short term revenues, will allow us to meet our operating requirements for the balance of the 2009 fiscal year. However, we will likely need to raise funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase order that we may receive. At the present time, we have no commitments for any additional funding that may be needed.

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

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on June 19, 2009. The following matters were voted on: (1) election of directors and (2) appointment of auditors. The vote tally was as follows:

(1)

Proposal to Elect Five Directors to Serve until the 2010 Annual Meeting of Stockholders.

	FOR	WITHHOLD
John Joyce	597,545,207	747,225
Michael Widland	595,856,314	2,436,118
D. Howard Pierce	595,945,089	2,347,343
Thomas Higgins	597,626,932	665,500
Shad S. Stastney	595,572,089	2,720,343

(2)

Proposal to ratify the appointment of Rotenberg Meril Solomon Bertiger & Guttilla, PC as our auditors for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
597,731,007	272,325	125,500

All Proposals received the requisite number of votes and were approved.

ITEM 5.

OTHER INFORMATION

(i) On August 10, 2009, we issued 166,666,667 shares of our Common Stock to Vicis upon its conversion of $2.5 million in principal amount of outstanding notes. Vicis continues to hold all $10 million in principal amount of our outstanding convertible promissory notes. Following the issuance of the shares of the Company’s common stock upon conversion of the note, Vicis holds, in the aggregate, 641,031,747 shares, representing 72% of our issued and outstanding shares of Common Stock. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

(ii) On May 21, 2009, we entered into an Office Lease Agreement (the “Office Lease Agreement”) with NS 7/57 Acquisition LLC (“NS 7/57”) to lease office space (2 floors). The Office Lease Agreement covers 20,242 square feet and is comprised of two floors (the “Premises”). We intend for the Premises to serve as our corporate headquarters. The lease term for the Premises is scheduled to commence on September 1, 2009 and continue through December 31, 2012. At our request, NS 7/57 agreed that we could commence the lease earlier and we completed the move into our new headquarters in August 2009.

There will be no base rental payments due for the first floor of the Premises for the period from September 1, 2009 through February 28, 2010. Thereafter, the monthly base rental payment for the Premises are as follows: (i) for the period from March 1, 2010 to December 31, 2010, $19,190, (ii) for the period from January 1, 2011 to December 31, 2011, $19,590,and (iii) for the period from January 1, 2012 to December 31, 2012, $19,991.

There will be no monthly base rental payments due for the lower level of the Premises for the period from September 1, 2009 through October 31, 2010. Thereafter, the monthly base rental payment for the Lower Level Premises are as follows: (i) for the period from November 1, 2010 to December 31, 2010, $11,286, (ii) for the period from January 1, 2011 to December 31, 2011, $12,901, and (iii) for the period from January 1, 2012 to December 31, 2012, $13,634.

At our option, the lease term my be extended for one additional three year term beginning January 1, 2013 and ending December 31, 2015.

In addition, we expect to spend less that $25,000 for tenant improvements for the Premises.

The foregoing is a summary description of certain terms of the Office Lease Agreement and is qualified in its entirety by the text of the Office Lease Agreement filed as an exhibit to this Quarterly Report for the quarter ended June 30, 2009.

ITEM 6

EXHIBITS

Exhibit No.	Description

10.1	Office Lease Agreement dated as of May 21, 2009, between Ambient Corporation and NS 7/57 Acquisition LLC

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

AMBIENT CORPORATION

Dated: August 14, 2009	By:	/s/ JOHN J. JOYCE
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

15