Form 10-Q
period 2009-09-30
AMBIENT CORP /NY
filed 2009-11-16
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0 23723

———————

AMBIENT CORPORATION

 (Exact name of registrant as specified in its charter)

———————

Delaware	98-0166007
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

As of November 16, 2009, there were 897,639,687 shares of the issuer's common stock, par value $0.001 per share, outstanding.

AMBIENT CORPORATION

INDEX PAGE

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS *

1

CONSOLIDATED BALANCE SHEETS

1

CONSOLIDATED STATEMENTS OF OPERATIONS

2

CONSOLIDATED STATEMENTS OF CASH FLOWS

3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

10

ITEM 4T.    CONTROLS AND PROCEDURES

13

PART II – OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

14

ITEM 6.       EXHIBITS

14

SIGNATURES

16

———————

*

The Balance Sheet at December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

i

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of financial condition and results of operations,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our inability to continue operations; our inability to obtain necessary financing;; changes in: economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,776,860	$8,011,764
Marketable securities	—	125,000
Accounts receivable	7,834	1,668,887
Inventory	264,443	98,044
Prepaid expenses and other current assets	140,012	174,425

Total current assets	4,189,149	10,078,120

Property and equipment, net	541,373	543,904

Total assets	$4,730,522	$10,622,024

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,275,034	$1,333,778
Accrued expenses and other current liabilities	1,085,983	936,961
Deferred revenue	168,440	108,067
Capital lease obligations, current portion	11,462	11,462

Total current liabilities	2,540,919	2,390,268

NON-CURRENT LIABILITIES
Convertible debt, related party, (net of discount of $5,093,187 and $11,745,542)	4,906,813	754,458
Capital lease obligations, less current portion	14,476	22,967

Total liabilities	7,462,208	3,167,693

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value;
2,000,000,000 shares authorized; 895,634,187 and 255,615,704
issued; 894,634,187 and 254,615,704 outstanding, respectively	895,634	719,981
Additional paid-in capital	137,963,168	132,930,334
Accumulated deficit	(141,390,488)	(125,995,984)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' (deficit) equity	(2,731,686)	7,454,331

Total liabilities and stockholders' (deficit) equity	$4, 730,522	$10,622,024

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$918,260	$4,450,099	$61,077	$3,639,234

Less Cost of goods sold (includes a inventory reserve of $151,689, $314,810, $96,260, and $27,989)	935,188	3,781,648	178,334	2,833,148

Gross (loss) profit	(16,928)	668,451	(117,257)	806,086

Expenses
Research and Development	3,265,443	2,955,595	1,248,338	1,169,528
Operating, general and administrative expenses	3,143,977	2,548,045	1,007,077	850,734
Stock based compensation - operating, general and administrative	704,057	311,150	232,995	11,551

Total expenses	7,113,477	5,814,790	2,488,410	2,031,813

Loss on sale and disposal of property and equipment	(9,513)	—	(577)	—

Operating loss	(7,139,918)	(5,146,339)	(2,606,244)	(1,225,727)

Interest and finance expenses (includes interest to related party of $481,489, $504,794, $148,156, and $166,667)	(8,282,607)	(1,814,058)	(3,387,306)	(691,659)
Interest income	28,021	32,044	1,895	4,510

Net loss	$(15,394,504)	$(6,928,353)	$(5,991,655)	$(1,912,876)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	752,581,202	254,615,704	816,742,937	254,615,704

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,394,504)	$(6,928,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,352	219,603
Amortization of note discount	—	940,093
Amortization of beneficial conversion feature of convertible debt	6,652,355	368,043
Financing costs related to warrant modification	1,147,167	—
Financing, consulting and other expenses paid via the issuance of common stock and warrants	704,057	311,150
Loss on sale and disposal of property and equipment	9,513	—
(Increase) decrease in operating assets:
Accounts receivables	1,661,053	(81,772)
Inventory	(166,399)	202,833
Prepaid expenses and other current assets	34,413	(650,773)
Prepaid licensing fees	—	81,997
Increase (decrease) in operating liabilities:
Accounts payable	(58,744)	460,173
Accrued expenses and other current liabilities	149,022	311,220
Deferred revenue	60,373	—

Net cash used in operating activities	(4,991,342)	(4,765,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	125,000	400,000
Purchases of marketable securities	—	(525,000)
Additions to property and equipment	(217,794)	(151,474)
Proceeds from sale of property and equipment	460	—

Net cash used in investing activities	(92,334)	(276,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance and exercise of warrants	857,263	3,000,000
Proceeds from issuance of notes payable	—	2,500,000
Finance costs relating to issuance of debts and warrants	—	(45,000)
Finance costs relating to issuance of notes payable	—	(103,500)
Payments on capitalized lease obligations	(8,491)	—

Net cash provided by financing activities	848,772	5,351,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,234,904)	309,240

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,011,764	546,125

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,776,860	$855,365

Noncash financing and investing activities:
Issuance of warrants in connection with issuance of notes payable	$—	$3,146,078
Issuance of common stock upon conversion of debentures	$2,500,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$425,913	$12,180

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the" Company") have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies. The Company expects to incur additional losses in the future

Management believes that its current available cash resources together with the committed equity based financing arrangement discussed in Note 9 (Subsequent Event) below and anticipated proceeds from revenues will be sufficient to meet its operating requirements through fiscal year 2010. However, management anticipates the need to raise additional funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive. At the present time, the Company has no commitments for any additional funding that may be needed.

We have evaluated subsequent event, through the date that the financial statements were issued on November 16, 2009.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shares by the weighted-average number of shares of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2009	2008
Stock options	58,937,000	30,687,000
Warrants	81,783,331	604,742,855
Convertible debentures	666,666,667	357,142,857

NOTE 5 - SALES AND MAJOR CUSTOMERS

Revenues for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)		(Unaudited)
Hardware	$871,758	$4,450,099	$48,505	$3,639,234
Software and services	46,502	—	12,572	—
	$918,260	$4,450,099	$61,077	$3,639,234

One customer accounted for 100% of the hardware revenue for the 2009 and 2008 periods.

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$124,467	$30,057
Finished goods	139,981	67,987
	$264,448	$98,044

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - CONVERTIBLE DEBT – RELATED PARTY

	September 30 2009	December 31, 2008
	(Unaudited)
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$7,500,000	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	2,500,000	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	—	2,500,000
Total	10,000,000	12,500,000

Less: Discount	(5,093,187)	(11,745,542)

Total	$4,906,813	$754,458

The Company has entered into three security purchase agreements with an institutional investor, Vicis Capital Master Fund (the “Investor” or "Vicis").  As of September 30, 2009 Vicis held approximately 72% of the issued outstanding shares of Company’s common stock.

(i) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the "July 07 Purchase Agreement") with Vicis , pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The July 07 Note has a term of three years and becomes due on July 31, 2010. The outstanding principal amount of the July 07 Note is convertible at the option of the holder, at any time and from time to time, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.015 per share, subject to certain adjustments. Amounts owing under the July 07 Note are secured by substantially all of the assets of the Company.

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

In connection with the issuance of the November 07 Note, the Company issued Common Stock purchase warrants (the “November 07 Warrants”) to the Investor, exercisable through October 31, 2012, to purchase up to 27,777,778 shares of our Common Stock at an exercise price of $0.001 per share. All of these warrants were exercised on November 24, 2008.

(iii) On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “January 08 Note”; together with the November 07 Note and the July 07 Note, the “Notes”). The January 08 Note has a term of three years and becomes

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

due on January 15, 2011. The outstanding principal amount of the January 08 Note is convertible at the option of the holder at any time and from time to time into shares of Common Stock at a conversion price of $0.015 per share. Amounts owing under the January 08 Note are secured by substantially all of the assets of the Company. In August 2009, the January 08 Note was converted into 166,666,667 shares of Common Stock.

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

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the Notes referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock was less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore no adjustment was made.

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

For financial reporting purposes, the Company recorded a discount of $10,000,000 to reflect the beneficial conversion feature related to the Debenture Modification Agreement. The discount is being amortized to the date of maturity of the various Convertible Promissory Notes unless converted earlier.

Interest incurred on convertible debt amounted to $481,489 and $148,156 and $504,794 and $166,667 for the nine and three months ended September 30, 2009 and 2008, respectively. Amortization of the discounts related to the convertible debentures and notes above totaled $6,652,355 and $3,238,436 and $368,043 and $162,343 for the nine and three months ended September 30, 2009 and 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

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

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 29, 2009, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 200,000 shares of the Company’s Common Stock at a share price of $0.15. The options will be fully vested as of June 29, 2011.

On August 3, 2009, the Company issued options to an employee from the Company’s 2000 Equity Incentive Plan to purchase up to 100,000 shares of the Company’s Common Stock at a share price of $0.164. The options will be fully vested as of August 3, 2011.

On October 14, 2009, the Company issued 50,000 shares of Common Stock upon the exercise of options previously issued.

Warrant Exercises

In April 2009, the Company issued 2,403,403 shares of Common Stock upon the cashless exercise of 10,666,667 Common Stock purchase warrants.

On October 8, 2009, the Company issued 2,955,000 shares of Common Stock upon the exercise of finder warrants previously issued from the July 07 funding.

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

On June 30, 2009, the Company agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable thought August 31, 2009 and the exercise prices were reduced from $.20 to $0.15 per share. The Company has valued the warrant modification at $1,147,167 using the Black-Scholes pricing model and the following assumptions: contractual term of 0.167 years, an average risk-free interest rate of 0.19% a dividend yield of 0% and volatility of 93%. The resulting of $1,147,167 is reflected in the Statement of Operations for 2008 as interest expense.

Following the modification, Class A warrants for an aggregate of 6,283,333 shares of the Company’s Common Stock have been exercised for total net cash exercise proceeds of $848,250 through August 31, 2009, and 30,383,333 Class A warrants expired.

NOTE 9 - SUBSEQUENT EVENT

On November 16, 2009, the Company entered into a Securities Purchase Agreement (the "2009 Securities Purchase Agreement") with Vicis pursuant to which Vicis furnished to the Company access to a $3,000,000 equity based credit line. Pursuant to the 2009 Securities Purchase Agreement, Vicis established an escrow account (the “Holdback Account”) into which it will deposit $3,000,000, by no later than November 23, 2009. If the Company’s cash resources fall below $1,500,000, the Company is entitled to receive $500,000 from the Holdback Account, in consideration of which, it will issue to Vicis, 3,333,333 shares (the “Shares”) of its Common Stock, as well as Series G Warrants (the “Warrants”; together with the Shares, the “Securities”) for a corresponding number of shares.  Any amounts in the Holdback Account that are not disbursed on or prior to June 30, 2011(as such date may be extended by mutual agreement of the parties) will be returned to Vicis and no Securities will be issued with respect to such amounts.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ambient may draw down on the Holdback Account as needed until the entire $3,000,000 is exhausted.  If the Holdback Account is utilized in its entirety, then the Company will have issued 20,000,000 shares of restricted stock and Warrants for an additional 20,000,000 shares of Common Stock.

The Warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25. Vicis received piggy-back registration rights in respect of the Shares and the shares of Common Stock underlying the warrants. The Warrants provide that such security may not be converted or exercised if, following such conversion or exercise, as the case may be, Vicis will hold in excess of 4.99% of the Company’s then issued and outstanding Common Stock. However, Vicis is entitled, upon 61 days written notice to the Company, to waive these restrictions on conversion and/or exercise.

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

OVERVIEW

Ambient Corporation (“Ambient”, the “Company,” “we or “us”) is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks over existing electrical distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid®,, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, Demand Side Management (DSM), Distribution Monitoring and Automation, direct load control and more. When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately utility customers.

We are currently conducting deployments with a major electric utility, developing, demonstrating, and delivering Ambient Smart Grid utility applications. We continue to develop and extend our network design expertise, our hardware and software technology, and our deployment and network management capabilities, with the goal of generating revenues from all phases of Ambient Smart Grid communications network deployments. In 2008, Ambient received purchase orders from Duke Energy Business Services, LLC, and affiliates (collectively, “Duke Energy”) to purchase its X2000 and X-3000 communications nodes, license its network management system, marketed as AmbientNMS®, and acquire engineering support in building out an intelligent grid/ which includes an intelligent-metering platform. These purchase orders have generated revenues of approximately $12.6 million for the year ended December 31, 2008 and $918,260 for the nine-month period ended September 30, 2009.

In September 2009, we and Duke Energy entered into a long-term agreement to supply to Duke Energy for deployment over Duke Energy’s electric power distribution grid Ambient’s latest X-series smart grid nodes as the central communications technology to transmit data from residential and commercial smart meters and other applications back to the utility’s network operations center as part of Duke Energy’s smart grid initiative. The Agreement also provides for a license of the node software and the network management system software to operate and manage the products and for maintenance services and support to be provided by Ambient for which Duke Energy will pay Ambient a maintenance fee after a stated warranty period. The Agreement is in effect until December 31, 2015 subject to various rights of the parties to terminate the Agreement prior to such time. Ambient has agreed to provide maintenance services potentially extending for ten years after the termination of the Agreement if Duke Energy continues to pay for such maintenance services. The Agreement continues the relationship that Ambient has had with Duke Energy since 2005 involving various pilot programs and other commercial deployments. The Company received blanket purchase orders for approximately $2.5 million to purchase the Company’s X-series smart grid node. The node will begin shipping in the fourth quarter of 2009.

Ambient intends to actively seek new opportunities for commercial deployments and is working to bring new and existing networks to full commercialization. In 2009, our principal target customers continue to be electric utilities in North America that will be deploying smart grid technologies. Ambient will pursue large investor owned utilities as well as smaller municipalities and electrical cooperatives that represent a unique and attractive customer base for Ambient. Utilities large and small have a need to modernize their electrical distribution systems, and the recent awards by the Department of Energy in conjunction with the American Reinvestment and Recovery Act are allowing a broader range of parties to pursue smart grid initiatives. While we look to expand our customer base, we continue to work with our utility customers to drive the development of new utility and consumer applications that create the need for our Ambient Smart Grid platform.

.

We were incorporated under the laws of the state of Delaware in June 1996. To date, we have funded operations primarily through the sale of our securities. In addition, management anticipates the need to raise additional funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive.

Ambient has played a principal role in driving industry standardization efforts through leadership roles in industry associations and standards setting organizations, and continues to expand strategic relationships with leading suppliers of critical smart grid technologies. Our goal is to be the leading designer, developer and systems integrator of turnkey Ambient Smart Grid communications networks, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our internally developed energy sensing capabilities.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUE. Revenues for the nine and three months ended September 30, 2009 were $918,260 and $61,077 respectively. Revenues for the corresponding periods in 2008 were $4,450,099 and $3,639,234, respectively. Revenues for the 2009 period were attributable to the sales of equipment and software to Duke Energy. Revenues for the 2008 period were attributable to the sales of equipment to Duke Energy. Revenues for the nine and three months ended September 30, 2009 related to the sales of equipment totaled $871,758 and $48,505, respectively, as compared to $4,450,099 and $3,639,234 for the corresponding periods in 2008.

COST OF GOODS SOLD. Cost of goods sold for the nine and three months ended September 30, 2009, were $935,188 and $178,334, respectively, compared to $3,781,648 and $2,833,148 during the corresponding periods in 2008. Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs. During the nine and three months ended September 30, 2009 cost of good sold included an inventory reserve of $151,689 and $96,260, respectively. The reserve included expenses related to the write down of inventory to the lower of cost or market, and excess and obsolete inventory resulting from the transition from second to third generation technology.

GROSS (LOSS) PROFIT. Gross loss for the nine and three months ended September 30, 2009, was $16,928 and $117,257, compared to gross profit of $668,451 and $806,086 for the corresponding periods in 2008.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2009 were $3,265,443 and $1,248,338, respectively, compared to $2,955,595 and $1,169,528 during the corresponding periods in 2008.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included insurances, and professional fees for legal, accounting and other services. General and administrative expenses for the nine and three months ended September 30, 2009 were $3,143,977 and $1,007,077, respectively, compared to $2,548,045 and $850,734 for the corresponding periods in 2008. The increase in general and administrative expenses was due to the increase efforts to market and commercialize our Ambient Smart Grid communication platform.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the nine and three months ended September 30, 2009, we incurred non-cash stock-based compensation expense of $704,057 and $232,995 respectively, compared to $311,150 and $11,551 for the corresponding periods in 2008.

INTEREST AND FINANCE EXPENSES. For the nine and three months ended September 30, 2009, we incurred interest of $481,489 and $148,156, respectively, compared to $504,794 and $166,667 for the corresponding periods in 2008. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008. Additionally, for the nine and three months ended September 30, 2009, we incurred non-cash interest of $6,652,355 and $3,238,436, respectively, compared to $368,043 and $162,343 for the corresponding periods in 2008. This interest related to the amortization of the beneficial conversion features and deferred financing costs was incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and is reflected as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $3,776,860 at September 30, 2009 and $8,011,764 at December 31, 2008.

Net cash used in operating activities for the nine months ended September 30, 2009 was $4,991,342 and was used primarily to pay ongoing research and development and general and administrative expenses.

Net cash used in investing activities totaled $92,334 during the nine months ended September 30, 2009 and was for the redemption of marketable securities of $125,000, net of purchases and sale of property and equipment of $217,334.

Net cash provided by financing activities totaled $848,772 during the nine months ended September 30, 2009 and represents the exercise of warrants and the payments on capitalized lease obligations.

A discussion of our recent financings follows.

In July 2007, November 2007 and January 2008, the Company entered into Securities Purchase Agreements with an institutional investor, Vicis Capital Master Fund ("Vicis"), and raised gross proceeds of $12.5 million. The notes (the “Vicis Notes”) issued under the Securities Purchase Agreements have a term of three years are payable between July 2010 and January 2011. The outstanding principal amounts of the notes were convertible at the option of Vicis into shares of Common Stock at an original conversion price of $0.035 per share, subject to certain adjustments. As discussed below, in November 2008, the conversion rate was reduced to the current rate of $0.015 per shares, subject to certain adjustments. On August 10, 2009, Vicis converted $2.5 million of the Vicis Notes into 166,666,667 shares of our common stock.

On April 23, 2008, we raised $3,000,000 from Vicis from the issuance of warrants, exercisable through April 2013, to purchase up to 135,000,000 shares of our Common Stock at a per share exercise price of $0.001. On November 21, 2008, we and Vicis entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which Vicis invested in the Company an additional $8,000,000. In consideration of Vicis’ investment, we reduced the conversion price on the Vicis Notes from $0.035 per share to $0.015 per share. The parties also agreed under the Debenture Amendment Agreement that, in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of our common stock was less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore no adjustment was made.

On June 30, 2009, the Company extended the terms of the expiring Class A warrants (See note 7 of the consolidated financial statements). For the period from July 1, 2009 to August 31, 2009, the Company received net proceeds of $848,250 for the exercise of 6,283,333 Class A warrants.

Finally, on November 13, 2009, we and Vicis entered into an agreement pursuant to which Vicis furnished to us access to a $3,000,000 equity based credit line. Pursuant to the arrangement, Vicis established an escrow account into which it will deposit $3,000,000 by no later than November 20, 2009. From time to time as our cash resources fall below $1,500,000, we are entitled to receive $500,000 from the account in consideration of which we will issue to Vicis 3,333,333 shares of our common stock as well as warrants for a corresponding number of shares.  Ambient may draw down on the escrow account as needed until the entire $3,000,000 is exhausted. The arrangement terminates on June 30, 2011, unless the parties elect to extend it by mutual agreement. The Warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25.

Management believes that its current available cash resources, together with the committed equity based financing arrangement established by Vicis and anticipated proceeds from revenues, will be sufficient to meet its operating requirements through fiscal year 2010. However, management anticipates the need to raise additional funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive. At the present time, the Company has no commitments for any additional funding that may be needed.

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

We routinely review the Company’s internal control over financial reporting and from time tot time make changes intended to enhance the effectiveness of our internal control over financial reporting.  During the quarter ended September 30, 2009 there was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

Reference is made to the Certification of our President and Chief Executive Officer about these and other matters filed as an exhibit to this report.

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

On November 16, 2009, Ambient Corporation entered into a Securities Purchase Agreement (the "2009 Securities Purchase Agreement") with Vicis pursuant to which Vicis furnished to the Company access to a $3,000,000 equity based credit line. Pursuant to the Securities Purchase Agreement, Vicis established an escrow account (the “Holdback Account”) into which it will deposit $3,000,000 by no later than November 23, 2009. If the Company’s cash resources fall below $1,500,000, the Company is entitled to receive $500,000 from the Holdback Account in consideration of which it will issue to Vicis 3,333,333 shares (the “Shares”) of its Common Stock as well as Series G Warrants (the “Warrants”; together with the Shares, the “Securities”) for a corresponding number of shares.  Any amounts in the Holdback Account that are not disbursed on or prior to June 30, 2011, as such date may be extended by mutual agreement of the parties) will be returned to Vicis, and no Securities will be issued with respect to such amounts.

Ambient may draw down on the Holdback Account as needed until the entire $3,000,000 is exhausted.  If the Holdback Account is utilized in its entirety, then the Company will have issued 20,000,000 shares of restricted stock and Warrants for an additional 20,000,000 shares of Common Stock.

The Warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25. Vicis received piggy-back registration rights in respect of the Shares and the shares of Common Stock underlying the warrants. The Warrants provide that such security may not be converted or exercised if, following such conversion or exercise, as the case may be, Vicis will hold in excess of 4.99% of the Company’s then issued and outstanding Common Stock. However, Vicis is entitled, upon 61 days written notice to the Company, to waive these restrictions on conversion and/or exercise.

The financing was completed through a private placement and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offer and sale involved one purchaser (Vicis) that owns approximately 72% of the outstanding stock of the Company and has a designee on the Company’s board of directors; (2) the purchaser had access to information regarding the Company;(3) the purchaser represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) will acquire the Securities for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and 94) a restrictive legend will be placed on each certificate or other instrument evidencing the Securities.

ITEM 6.

EXHIBITS

Exhibit No.	Description

4.1	Common Stock Purchase Warrant (Series G)

10.1

Product Sales, Services & Software Agreement between Ambient Corporation and Duke Energy business Services LLC on its own behalf and as agent for and on behalf of Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc, Duke Energy Ohio, Inc., Duke Energy Kentucky, Inc., and certain after acquired affiliates (Pursuant to Rule 24b-2 under the Exchange Act, the registrant has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.2	Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund

10.3	Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund

31

Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principle Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32

Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principle Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION

Dated: November 16, 2009	By:	/s/ JOHN J. JOYCE
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)