Form 10-Q/A
period 2009-06-30
AMBIENT CORP /NY
filed 2010-01-07
CIK 1047919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

AMBIENT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	0-23723	98-0166007
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

7 WELLS AVENUE, NEWTON, MASSACHUSETTS     02459

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2009 (the “Original Report”) of Ambient Corporation (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 1 to amend (1) Part I – Item 1 “Financial Statements”; (2) Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (3) Part I - Item 4T “Control and Procedures”.

BACKGROUND

Subsequent to the issuance of the Company’s Original Report, the Company identified certain adjustments that were not recorded in its previously issued interim unaudited financial statements included in the Original Report. Specifically, the Company did not adjust the beneficial conversion feature ("BCF") for the change in the most preferable conversion price of its convertible debt that should have been effected as of June 1, 2009.

Under the terms of the Debenture Modification Agreement (the “Agreement”) entered into by the Company and its principal stockholder on November 21, 2008, the Company reduced the conversion price on the convertible promissory notes held by such stockholder to $0.015 per share. The Agreement provided, however, that, in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Company’s common stock, par value $0.01 per share (the “Common Stock”) was less than $0.10, then the conversion per share price would be adjusted to $0.01. In accordance with EITF No. 00-27, the BCF was valued at the time based on the most favorable conversion price for the investor assuming there were no changes to the then current circumstances except for the passage of time. The most favorable per share conversion price at the time was $0.01 because the closing per share stock price on the date that the Agreement was entered into was $0.02, resulting in an intrinsic value for the beneficial conversion feature of $0.01. This resulted in a total for the BCF of $12,500,000, which was recorded in November 2008. The Company started amortizing the BCF in November 2008.

The closing per share price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore, no further adjustment was warranted to the per share conversion price. However, the Company should have recalculated the BCF as of June 1, 2009 based on a conversion price of $0.015. Amendment No. 1 is being filed hereunder to reflect the adjustment of the BCF as of June 1, 2009.

EFFECTS OF RESTATEMENT

The aggregate net effect of the restatement was to decrease both non-cash interest expense and net loss for the six and three months ended June 30, 2009 by $533,670 and to decrease the discount on convertible debt and stockholders’ deficit by $7,799,663 as of June 30, 2009. The net loss per common share (basic and diluted) for the six and three months ended June 30, 2009 remains unchanged. The restatement had no effect on operating loss nor on cash flow for the six months ended June 30, 2009. See Note 10 – Restatement. These adjustments had no impact on the Company’s cash flows from operating, investing or financing activities.

Other than the revisions referred to above and related certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

14

ITEM 5.    OTHER INFORMATION

14

ITEM 6.    EXHIBITS

15

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2009	December 31, 2008
	(Unaudited) (as Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,877,075	$8,011,764
Marketable securities	—	125,000
Accounts receivable	20,997	1,668,887
Inventory	463,696	98,044
Prepaid expenses and other current assets	152,794	174,425
Total current assets	5,514,562	10,078,120
Property and equipment, net	492,704	543,904
Total assets	$6,007,266	$10,622,024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,005,906	$1,333,778
Accrued expenses and other current liabilities	1,051,296	936,961
Deferred revenue	74,137	108,067
Capital lease obligations, current portion	11,462	11,462
Total current liabilities	2,142,801	2,390,268
NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $531,960 and $11,745,542)	11,968,040	754,458
Capital lease obligations, less current portion	17,376	22,967
Total liabilities	14,128,217	3,167,693
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value; 1,250,000,000 shares authorized; 722,684,187 and 255,615,704 issued; 721,684,187 and 254,615,704 outstanding, respectively	722,684	719,981
Additional paid-in capital	126,221,527	132,930,334
Accumulated deficit	(134,865,162)	(125,995,984)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)
Total stockholders' equity (deficit)	(8,120,951)	7,454,331
Total liabilities and stockholders' equity (deficit)	$6,007,266	$10,622,024

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008
	(Unaudited) (as Restated)	(Unaudited)	(Unaudited) (as Restated)	(Unaudited)
Revenues	$857,183	$810,865	$30,590	$747,223
Less Cost of goods sold	756,854	948,500	25,618	605,630
Gross profit (loss)	100,329	(137,635)	4,972	141,593
Expenses
Research and Development	2,017,105	1,786,067	1,015,396	926,822
Operating, general and administrative expenses	2,136,900	1,697,311	1,071,316	951,754
Stock based compensation - operating, general and administrative	471,062	299,599	248,388	184,731
Total expenses	4,625,067	3,782,977	2,335,100	2,063,307
Loss on sale and disposal of property and equipment	(8,935)	—	—	—
Operating loss	(4,533,673)	(3,920,612)	(2,330,128)	(1,921,714)
Interest and finance expenses	(4,361,631)	(1,122,399)	(2,496,582)	(592,102)
Interest income	26,126	27,534	3,951	11,729
Net loss	$(8,869,178)	$(5,015,477)	$(4,822,759)	$(2,502,087)
Basic and diluted loss per share:
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	719,968,607	254,615,704	720,945,575	254,615,704

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	(as Restated)
Net loss	$(8,869,178)	$(5,015,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,084	152,087
Amortization of note discount	—	577,863
Amortization of beneficial conversion feature of convertible debt	2,880,249	205,700
Non-cash interest related to warrant modification	1,147,167	—
Financing, consulting and other expenses paid via the issuance of common stock and warrants	471,062	299,599
Loss on sale and disposal of property and equipment	8,935	—
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	1,647,890	(123,671)
Inventory	(365,652)	196,385
Prepaid expenses and other current assets	21,631	(1,199,441)
Prepaid licensing fees	—	24,254
Accounts payable	(327,872)	176,225
Accrued expenses and other current liabilities	114,335	246,823
Deferred revenue	(33,930)	—
Net cash used in operating activities	(3,167,279)	(4,459,653)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(525,000)
Sale of marketable securities	125,000	400,000
Additions to property and equipment	(96,279)	(93,162)
Proceeds from sale of property and equipment	460	—
Net cash provided by (used in) investing activities	29,181	(218,162)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and options	9,000	3,000,000
Proceeds from issuance of notes payable	—	2,500,000
Finance costs relating to issuance of debts and warrants	—	(45,000)
Finance costs relating to issuance of notes payable	—	(103,500)
Payments on capitalized lease obligations	(5,591)	—
Net cash provided by financing activities	3,409	5,351,500
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,134,689)	673,685
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,011,764	546,125
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,877,075	$1,219,810
Noncash financing and investing activities:
Issuance of warrants in connection with issuance of notes payable	$	$3,146,078
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$425,199	$11,761

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

Management believes that its currently available cash resources, as well as anticipated proceeds from revenues, will be sufficient to meet its operating requirements for the balance of the 2009 fiscal year. However, the Company will likely need to raise funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive. At the present time, the Company has no commitments for any additional funding that may be needed.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2009	2008
	(Restated)
Stock options	58,937,000	31,437,000
Warrants	118,549,997	604,742,855
Convertible debentures	833,333,333	357,142,857

NOTE 5 – SALES AND MAJOR CUSTOMERS

Revenues for the six and three months ending June 30, 2009 and 2008 were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Restated)		(Restated)
	(Unaudited)		(Unaudited)
Hardware	$823,253	$810,865	$30,590	$747,223
Software and services	33,930	—	—	—
	$857,183	$810,865	$30,590	$747,223

One customer accounted for 100% of the hardware and software revenue for the 2009 and 2008 periods.

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consisted of the following:

	June 30, 2009	June 30, 2008
	(Restated)
	(Unaudited)
Raw materials	$324,638	$30,057
Finished goods	139,058	67,987
	$463,696	$98,044

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – CONVERTIBLE DEBT

	June 30, 2009	December 31, 2008
	(Restated) (Unaudited)
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$7,500,000	$7,500,000
Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	2,500,000	2,500,000
Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	2,500,000	2,500,000
Total	12,500,000	12,500,000
Less: Discount	(531,960)	(11,745,542)
Total	$11,968,040	$754,458

———————

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

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the Notes referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock was less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009 and therefore, no further adjustment of the conversion price was warranted. See the discussion below.

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

For financial reporting purposes, the Company recorded an initial discount in accordance with EITF No. 00-27 of $12,500,000, based upon a conversion price of $.01 to reflect the beneficial conversion feature related to the Debenture Modification Agreement. The discount is being amortized to the date of maturity of the various Convertible Promissory Notes unless converted earlier. On June 1, 2009, the beneficial conversion feature was re-measured based on the final conversion price being set at $0.015. This resulted in a reduction in the initial value of the beneficial conversion feature of $8,333,333 and a like reduction to additional paid-in capital.

Interest incurred on convertible debt amounted to $333,334 and $166,667 and $338,129 and $166,667 for the six and three months ended June 30, 2009 and 2008, respectively, of which all relates to Vicis. Amortization of the discounts related to the convertible debentures and notes above totaled $2,880,249 and $1,182,720 and $783,563 and $424,956 for the six and three months ended June 30, 2009 and 2008 respectively.

See Note 10 – Restatement.

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

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 10 – RESTATEMENT

Subsequent to the issuance of the Company’s Original Report, the Company identified that it did not adjust the beneficial conversion feature ("BCF") for the change in the most preferable conversion price of its convertible debt on June 1, 2009 under the terms of the Debenture Amendment Agreement entered into on November 21, 2008 by the Company and Vicis.

Under the terms of the Debenture Amendment Agreement, the conversion price of the outstanding convertible promissory notes held by Vicis was adjusted to $0.015. However, such agreement provided that, in the event that on the trading day immediately preceding June 1, 2009 the closing per share price of the Company’s Common Stock was less than $0.10, then the per share conversion price would be further adjusted to $0.01. In accordance with EITF No. 00-27, the BCF was valued at the time based on the most favorable conversion price for the investor assuming there were no changes to the then current circumstances except for the passage of time. The most favorable conversion price at the time was $0.01 because the stock price on the date on which the Agreement was entered into was $0.02 resulting in an intrinsic value for the beneficial conversion feature of $0.01. This resulted in a total for the BCF of $12,500,000, which was recorded in November 2008. The Company started amortizing the BCF in November 2008.

The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore, no adjustment to the ultimate per share conversion price was warranted. However, the Company should have recalculated the BCF as of June 1, 2009 based on a conversion price of $0.015. The restatement adjustments reflect the adjustment of the BCF as of June 1, 2009.

The aggregate net effect of the restatement was to decrease both non-cash interest expense and net loss for the six and three months ended June 30, 2009 by $533,670 and to increase convertible debt and stockholders’ deficit by $7,799,663 as of June 30, 2009. The net loss per common share (basic and diluted) for the six and three months ended June 30, 2009 was unchanged. The restatement had no effect on operating loss nor on cash flow for the six months ended June 30, 2009.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restatement of the consolidated financial statements as of June 30, 2009 and for the six and three months ended June 30, 2009 is as follows:

As of June 30, 2009	As previously Reported	Restatement Adjustments		As Restated
Liabilities
Convertible debt, related party, net of discount	$4,168,377	$7,799,663	(1)(2)	$11,968,040
Total liabilities	6,328,554	7,799,663		14,128,217
Stockholder' Deficit
Additional paid-in capital	134,554,860	(8,333,333	)(1)	126,221,527
Accumulated deficit	(135,398,832)	533,670	(2)	(134,865,162)

Total Stockholders' Deficit	$(321,288)	$(7,799,663)		$(8,120,951)

	As previously Reported	Restatement Adjustments		As Restated
For the six months ended June 30, 2009
Interest and finance expense	$(4,895,301)	$533,670	(2)	$(4,361,631)
Net loss	(9,402,848)	533,670		(8,869,178)
Net loss per common share – basic and diluted	$(0.01)	$0.00		$(0.01)

	As previously Reported	Restatement Adjustments		As Restated
For the three months ended June 30, 2009
Interest and finance expense	$(3,030,252)	$533,670	(2)	$(2,496,582)
Net loss	(5,356,429)	533,670		(4,822,759)
Net loss per common share – basic and diluted	$(0.01)	$0.00		$(0.01)

———————

The restatement adjustments are as follows:

(1)

To record the reduction of the initial beneficial conversion feature in the amount of $8,333,333 due to the change in the most favorable conversion price.

(2)

To reduce the amortization of the beneficial conversion feature by $533,670 for the period June 1, 2009 to June 30, 2009.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As discussed in Note 10 to the unaudited consolidated financial statements, the Company’s financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement. Other than the revisions referred to above and related certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

INTEREST AND FINANCE EXPENSES. For the six and three months ended June 30, 2009, we incurred interest of $333,334 and $166,667, respectively, compared to $338,129 and $166,667 for the corresponding periods in 2008. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008 and our 8% Convertible Debentures, which were issued in May 2006 and were retired in their entirety as of January 2, 2008. Additionally, for the six and three months ended June 30, 2009, we incurred non-cash interest of $2,880,249 and $1,182,720, respectively, compared to $783,563 and $424,956 for the corresponding periods in 2008. This interest related to the amortization of the beneficial conversion features, and deferred financing costs were incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

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

We routinely review the Company’s internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the quarter ended June 30, 2009, there was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness in the design or operation of internal control over financial reporting, subsequent to the evaluation described above..

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

AMBIENT CORPORATION

Dated: January 7, 2010	By:	/s/ JOHN J. JOYCE
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

16