Form 10-Q/A
period 2009-09-30
AMBIENT CORP /NY
filed 2010-01-07
CIK 1047919

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

Explanatory Note

This Amendment No. 1 to Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Report”) of Ambient Corporation (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 1 to amend (1) Part I – Item 1 “Financial Statements”; and (2) Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Under the terms of the Debenture Modification Agreement (the “Agreement”) entered into by the Company and its principal stockholder on November 21, 2008, the Company reduced the conversion price on the convertible promissory notes held by such stockholder to $0.015 per share. The Agreement provided, however, that in the event that on the trading day immediately preceding June 1, 2009 the closing per share price of the Company’s common stock, par value $0.01 per share (the “Common Stock”) was less than $0.10, then the conversion per share price would be adjusted to $0.01. In accordance with EITF No. 00-27, the BCF was valued at the time based on the most favorable conversion price for the investor assuming there were no changes to the then current circumstances except for the passage of time. The most favorable per share conversion price at the time was $0.01 because the closing per share stock price on the date that the Agreement was entered into was $0.02, resulting in an intrinsic value for the beneficial conversion feature of $0.01. This resulted in a total for the BCF of $12,500,000, which was recorded in November 2008. The Company started amortizing the BCF in November 2008.

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

Effects of Restatement

The aggregate net effect of the restatement was to decrease both non-cash interest expense and net loss for the nine and three months ended September 30, 2009 by $3,490,907 and $2,957,238, respectively, and to decrease the discount on convertible debt and increase stockholders’ deficit by $4,842,426 as of September 30, 2009. The net loss per common share (basic and diluted) for the nine months ended September 30, 2009 remains unchanged and decreased by $.01 for the three months then ended. The restatement had no effect on operating loss nor on cash flow for the nine months ended September 30, 2009. See Note 10 – Restatement. These adjustments had no impact on the Company’s cash flows from operating, investing or financing activities.

Other than the revisions referred to above and related certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above

AMBIENT CORPORATION

INDEX PAGE

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS *

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

14

ITEM 4T.  CONTROLS AND PROCEDURES

17

PART II – OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

18

ITEM 6.    EXHIBITS

18

SIGNATURES

19

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMBIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(as Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,776,860	$8,011,764
Marketable securities	––	125,000
Accounts receivable	7,834	1,668,887
Inventory	264,443	98,044
Prepaid expenses and other current assets	140,012	174,425

Total current assets	4,189,149	10,078,120

Property and equipment, net	541,373	543,904

Total assets	$4,730,522	$10,622,024

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$1,275,034	$1,333,778
Accrued expenses and other current liabilities	1,085,983	936,961
Deferred revenue	168,440	108,067
Capital lease obligations, current portion	11,462	11,462

Total current liabilities	2,540,919	2,390,268

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $250,761 and $11,745,542)	9,749,239	754,458
Capital lease obligations, less current portion	14,476	22,967

Total liabilities	12,304,634	3,167,693

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value;
1,250,000,000 shares authorized; 895,634,187 and 719,980,784
issued; 894,634,187 and 718,980,784 outstanding, respectively	895,634	719,981
Additional paid-in capital	129,629,835	132,930,334
Accumulated deficit	(137,899,581)	(125,995,984)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' (deficit) equity	(7,574,112)	7,454,331
Total liabilities and stockholders' (deficit) equity	$4,730,522	$10,622,024

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(as Restated)		(as Restated)
Revenues	$918,260	$4,450,099	$61,077	$3,639,234

Less Cost of goods sold (includes an inventory reserve of $151,689, $314,810, $96,260, and $27,989)	935,188	3,781,648	178,334	2,833,148

Gross (loss) profit	(16,928)	668,451	(117,257)	806,086

Expenses
Research and Development	3,265,443	2,955,595	1,248,338	1,169,528
Operating, general and administrative expenses	3,143,977	2,548,045	1,007,077	850,734
Stock based compensation - operating, general and administrative	704,057	311,150	232,995	11,551

Total expenses	7,113,477	5,814,790	2,488,410	2,031,813

Loss on sale and disposal of property and equipment	(9,513)	––	(577)	––

Operating loss	(7,139,918)	(5,146,339)	(2,606,244)	(1,225,727)

Interest and finance expenses	(4,791,700)	(1,814,058)	(430,069)	(691,659)
Interest income	28,021	32,044	1,895	4,510

Net loss	$(11,903,597)	$(6,928,353)	$(3,034,418)	$(1,912,876)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)	$0.00	$(0.01)

Weighted average number of shares outstanding	752,581,202	254,615,704	816,742,937	254,615,704

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(as Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,903,597)	$(6,928,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,352	219,603
Amortization of note discount	––	940,093
Amortization of beneficial conversion feature of convertible debt	3,161,448	368,043
Non-cash interest related to warrant modification	1,147,167	––
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	704,057	311,150
Loss on sale and disposal of property and equipment	9,513	––
Increase (decrease) in cash attributable to changes in assets and liabilities
Accounts receivables	1,661,053	(81,772)
Inventory	(166,399)	202,833
Prepaid expenses and other current assets	34,413	(650,773)
Prepaid licensing fees	––	81,997
Accounts payable	(58,744)	460,173
Accrued expenses and other current liabilities	149,022	311,220
Deferred revenue	60,373	––

Net cash used in operating activities	(4,991,342)	(4,765,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	125,000	400,000
Purchases of marketable securities	––	(525,000)
Additions to property and equipment	(217,794)	(151,474)
Proceeds from sale of property and equipment	460	––

Net cash used in investing activities	(92,334)	(276,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and options	857,263	3,000,000
Proceeds from issuance of notes payable	––	2,500,000
Finance costs relating to issuance of debts and warrants	––	(45,000)
Finance costs relating to issuance of notes payable	––	(103,500)
Payments on capitalized lease obligations	(8,491)	––

Net cash provided by financing activities	848,772	5,351,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,234,904)	309,240
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,011,764	546,125
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,776,860	$855,365
Noncash financing and investing activities:
Issuance of warrants in connection with issuance of notes payable	$––	$3,146,078
Issuance of common stock upon conversion of debentures	$2,500,000	$––

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$425,913	$12,180

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

The Company has sustained losses since its inception. These losses have produced operating cash flow deficiencies. The Company expects to incur additional losses in the future

Management believes that its currently available cash resources together with the committed equity based financing arrangement discussed in Note 9 (Subsequent Event) below and anticipated proceeds from revenues will be sufficient to meet its operating requirements through fiscal year 2010. However, management anticipates the need to raise additional funds in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive. At the present time, the Company has no commitments for any additional funding that may be needed.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2009	2008
	(Restated)
Stock options	58,937,000	30,687,000
Warrants	81,783,331	604,742,855
Convertible debentures	666,666,667	357,142,857

NOTE 5 - SALES AND MAJOR CUSTOMERS

Revenues for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Restated)		(Restated)
	(Unaudited)		(Unaudited)
Hardware	$871,758	$4,450,099	$48,505	$3,639,234
Software and services	46,502	—	12,572	—
	$918,260	$4,450,099	$61,077	$3,639,234

One customer accounted for 100% of the hardware revenue for the 2009 and 2008 periods.

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method. Inventory consists of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Restated)
Raw materials	$124,462	$30,057
Finished goods	139,981	67,987
	$264,443	$98,044

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - CONVERTIBLE DEBT – RELATED PARTY

	September 30 2009	December 31, 2008
	(Restated)
	(Unaudited)
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$7,500,000	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	2,500,000	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	—	2,500,000
Total	10,000,000	12,500,000

Less: Discount	(250,171)	(11,745,542)

Total	$9,749,239	$754,458

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

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the Notes referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock was less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01. The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore no further adjustment of the conversion price was warranted. See the discussion below

In addition, in consideration for the investment, the parties agreed under the Debenture Amendment Agreement to amend the terms of the Investor Warrants referred to above to remove all conversion caps from the Warrants, which were contractual provisions that prevented the Investor from exercising an amount of such warrants to the extent that the Investor would beneficially own (i) greater than 4.99% of the outstanding Common Stock, and (ii) greater than 9.99% of the outstanding Common Stock.

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

Interest incurred on convertible debt amounted to $481,489 and $148,156 and $504,794 and $166,667 for the nine and three months ended September 30, 2009 and 2008, respectively. Amortization of the discounts related to the convertible debentures and notes above totaled $3,161,448 and $281,199 and $368,043 and $162,343 for the nine and three months ended September 30, 2009 and 2008, respectively.

See Note 10 – Restatement

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

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 10 – RESTATEMENT

Subsequent to the issuance of the Company’s Original Filing, the Company identified that it did not adjust the beneficial conversion feature ("BCF") for the change in the most preferable conversion price of its convertible debt on June 1, 2009 under the terms of the Debenture Amendment Agreement entered into on November 21, 2008 by the Company and Vicis.

Under the terms of the Debenture Amendment Agreement, the conversion price of the outstanding convertible promissory notes held by Vicis was adjusted to $0.015. However, such agreement provided that, in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Company’s Common Stock was less than $0.10, the conversion price would be further adjusted to $0.01. In accordance with EITF No. 00-27, the BCF was valued at the time based on the most favorable conversion price assuming there were no changes to the then current circumstances except for the passage of time. The most favorable conversion price at the time was $0.01 because the stock price on the date on which the Agreement was entered into was $0.02 resulting in an intrinsic value for the beneficial conversion feature of $0.01. This resulted in a total for the BCF of $12,500,000, which was recorded in November 2008. The Company started amortizing the BCF in November 2008.

The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore, the per share conversion price was not adjusted.  However, the Company should have recalculated the BCF as of June 1, 2009 based on a conversion price of $0.015. The restatement adjustments reflect the adjustment of the BCF as of June 1, 2009.

The aggregate net effect of the restatement was to decrease both non-cash interest expense and net loss for the nine and three months ended September 30, 2009 by $3,490,907 and to decrease the discount on convertible debt and increase stockholders’ deficit by $4,842,426 as of September 30, 2009. The net loss per common share (basic and diluted) for the nine months ended September 30, 2009 was unchanged and decreased by $.01 for the three months then ended. The restatement had no effect on operating loss nor on cash flow for the nine months ended September 30, 2009.

AMBIENT CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restatement of the consolidated financial statements as of September 30, 2009 and for the nine and three months ended September 30, 2009 is as follows:

	As previously	Restatement		As
As of September 30, 2009	Reported	Adjustments		Restated
Convertible debt, related party, net of discount	$4,906,813	$4,842,426	(1) (2)	$9,749,239
Total liabilities	7,462,208	4,842,426		12,304,634
Stockholder' Deficit
Additional paid-in capital	137,936,168	(8,333,333	) (1)	129,629,835
Accumulated deficit	(141,390,488)	3,490,907	(2)	(137,899,581)

Total Stockholders' Deficit	(2,731,686)	$(4,842,426)		$(7,574,112)
	As previously	Restatement		As
For the nine months ended September 30, 2009	Reported	Adjustments		Restated
Interest and finance expense	$(8,282,607)	$3,490,907	(2)	$(4,791,700)

Net loss	(15,394,504)	3,490,907		(11,903,597)
Net loss per common share – basic and diluted	$(0.02)	$0.00		$(0.02)
	As previously	Restatement		As
For the three months ended September 30, 2009	Reported	Adjustments		Restated
Interest and finance expense	$(3,387,306)	$2,957,238	(3)	$(430,068)

Net loss	(5,991,655)	2,957,238		(3,034,417)
Net loss per common share – basic and diluted	$(0.01)	$0.01		$(0.00)

The restatement adjustments are as follows:

———————

(1)

To record the reduction of the initial beneficial conversion feature in the amount of $8,333,333 due to the change in the most favorable conversion price.

(2)

To reduce the amortization of the beneficial conversion feature by $3,490,907 for the period June 1, 2009 to September 30, 2009

(3)

To reduce the amortization of the beneficial conversion feature by $2,957,238 for the period July 1, 2009 to September 30, 2009

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

INTEREST AND FINANCE EXPENSES. For the nine and three months ended September 30, 2009, we incurred interest of $481,489 and $148,156, respectively, compared to $504,794 and $166,667 for the corresponding periods in 2008. The interest related primarily to our Senior Secured 8% Convertible Debentures, which were issued in July 2007 through January 2008. Additionally, for the nine and three months ended September 30, 2009, we incurred non-cash interest of $3,161,448 and $281,199, respectively, compared to $368,043 and $162,343 for the corresponding periods in 2008. This interest related to the amortization of the beneficial conversion features, and deferred financing costs were incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

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

We routinely review the Company’s internal control over financial reporting and from time tot time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the quarter ended September 30, 2009, there was no change in internal control over financial reporting that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weakness in the design or operation of internal control over financial reporting, subsequent to the evaluation described above.

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