Form 10-K
period 2009-12-31
AMBIENT CORP /NY
filed 2010-03-31
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No  ☑

The registrant had 1,582,075,354 shares of common stock outstanding as of March 30, 2010.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009, was $42,162,531 computed by reference to the closing price of such common stock on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2010 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

AMBIENT CORPORATION
2009 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING:. THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S SIGNIFICANT DEPENDENCE ON ONE KEY CUSTOMER, THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

ITEM 1. BUSINESS

OVERVIEW

Ambient Corporation (referred to herein as “we,” “our,” “us,” “Ambient,” or the “Company”), incorporated under the laws of the State of Delaware in June 1996, is a pioneering integrator of a smart grid communications platform, creating a high-speed Internet Protocols (IP)-based data communications infrastructure to support all aspects of a smart grid. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network to serve the “last mile” backhaul. This common-core infrastructure is necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, and Demand Side Management (DSM) while enabling distribution monitoring and automation, as well as direct load control.  When combined, these applications can offer economic, operational and environmental benefits for utilities, and their customers.

The Ambient’s Smart Grid® platform, which includes communication nodes, a management system and a suite of applications, has been designed to be an open, standards-based system intended to support a variety of applications and services simultaneously.  Ambient has designed, developed, and delivered three generations of our Smart Grid® communications nodes.  With each successive generation, Ambient has continued to support and integrate additional applications.  During the summer of 2009, Ambient began the design and development of its fourth generation communication node. Testing of prototypes is expected to begin during the second quarter of 2010.

Throughout the past four years, Ambient has been a supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy for its X2000 and X-3000 communications nodes, license for the Ambient Element Management System (AmbientNMS®), and engineering support in building out an intelligent smart grid platform. In September 2009, Ambient and the utility entered into a long-term agreement to supply Ambient’s latest X-series smart grid nodes, the X-3100 for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, to date, received purchase orders for product to be delivered through third quarter of 2010, amounting to approximately $10.0 million.

Our goal remains to be the leading designer, developer and systems integrator of a turnkey Ambient Smart Grid® platform, incorporating a wide array of communications technology and protocols enabling smart grid applications such as third-party advanced metering solutions and our internally developed energy sensing capabilities. Ambient views the smart grid communications platform to be a key factor for utilities to efficiently integrate increasing portfolios of energy services and applications.

Ambient intends to actively seek new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2010, Ambient’s principal target customers will continue to be electric utilities deploying smart grid technologies, primarily in North America. Ambient intends to continue to collaborate with other technology companies and utility customers to drive the development of new utility and consumer applications and to promote the need for the Ambient Smart Grid® platform.

To date, we have funded operations primarily through the sale of our securities. In connection with the continued development, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such raises in the future and anticipate that we will continue to incur losses during 2010.

INDUSTRY BACKGROUND

The existing electrical power distribution system is under increasing pressure to catch up to the digital economy which it serves. Dedicated sensors and communications infrastructures are necessary components needed to monitor and manage the distribution grid, allowing system-wide efficiency and security. For several decades, utilities have used their distribution networks to carry low-speed data for simple monitoring and control functions. Ambient has built upon this model by combining multiple high-speed Internet Protocol (IP)-based communications technologies to help utilities migrate to the next generation digital distribution grid and to solve some of the challenges that electric utilities and their customers have experienced.
Recently, the industry has attracted much media attention. The term "smart grid" was popularized in 2007, and today grid modernization has become more commonly understood by the public, media, investors, and utility regulators on the state and federal level. Ambient is ahead of this trend. We began developing the Ambient Smart Grid® in 2000. Likewise, our customers historically have been forward-looking utilities on the cutting edge of grid modernization.

Recent political developments have had a significant impact on the prospects of the smart grid industry. In 2007, the Federal Energy Independence and Security Act underscored the need for smart grid and provided a mechanism for federal funds to help promote smart grid deployments and developments. In 2008 and 2009, the prospects of the deployment of smart grid technologies were significantly advanced through the passage of both the Troubled Asset Relief Program and the American Reinvestment and Recovery Act (ARRA), which passed early in 2009.

The ultimate allocation of funding from the federal government provided by the ARRA (Stimulus Funding) eliminated much of the risk associated with early adoption of technology.  The promise of funding encouraged utilities considering smart grid deployments to actively develop business and deployment plans. Although the intent of the ARRA was to boost the fledgling industry, in 2009, the lack of available federal funds unexpectedly resulted in a slowing of anticipated deployments while the Department of Energy transformed the ARRA mandates into workable programs able to implement those mandates.

The ARRA, which passed in February 2009, set federal precedent for state regulators to support smart grid deployments. However, because each state has an independent utility regulatory commission charged with regulating its state utilities, much of 2009 was spent working with state regulators to establish rules associated with smart grid deployments in individual states. The regulatory uncertainty related to smart grid deployment and lack of national uniformity has directly affected our business.

AMBIENT SOLUTION

THE AMBIENT SMART GRID® COMMUNICATIONS NETWORK

Ambient’s vision for the smart grid calls for solutions based on open, standards-based technologies.  The primary benefits derived from this vision are that (i) a common underlying communications platform is utilized to support all of the smart grid applications and services and (ii) the remote processing and storage of data combine to deliver the lowest cost points on an overall system basis while achieving a high level of integration of communications services and applications.  The use of open, standards-based technologies is widely accepted as the basis for the success of the Internet and credited with enabling all of the applications that have evolved on the Internet.  Many, if not most, of these applications were not envisioned in the early days of development.  Ambient believes that the evolution of the smart grid is analogous to that of the Internet. It is because of this vision that from its beginning in its efforts to build communications platform for the utilities, Ambient has always advocated and designed an open communications platform for our smart grid solution.  This is depicted in the Ambient System Architecture diagram shown in Figure 1.

Figure 1: Ambient Smart Grid® System Architecture

Ambient's solution addresses a key problem with the usual approaches to smart grid communications. Typically, utilities use multiple application-specific communications systems, requiring separate resources for each application. The Ambient Smart Grid® allows utilities to allocate costs across many applications or purposes, thus minimizing the overall costs of the communications infrastructure.  Once again, the Internet is an excellent reference and analogy for this concept. The growing trend of providing multiple communications services (television, telephone, and Internet access) over a single medium into the premises demonstrates the concept, both technically and economically, of supporting multiple services and applications over a common network infrastructure. This holistic approach will enable a variety of distribution system monitoring and management capabilities that have not thus far been feasible or not even envisioned today.

AMBIENT SMART GRID® COMMUNICATIONS PLATFORM FUNCTIONALITY AND BENEFITS

Open Architecture: For a smart grid to keep pace with advancing technologies, changing expectations, and evolving needs,, utilities need an open and flexible platform based architecture comprised of open and flexible building blocks such as the Ambient Smart Grid Node® (“Node”) and AmbientNMS®. Ambient’s architecture for the Node, allows utilities to mix and match smart grid application technologies today, and provides a platform that can evolve with the technology.  An open and flexible communications architecture and node improves the chances for success throughout the distribution system since no one technology is likely to meet the requirements for all environments or locations.  Having several node component options to overcome impediments, such as topographical, economical, or impediments inherent in the physical infrastructure itself, will be required to successfully address as many of the system requirements as possible.
WAN Technologies: There are a variety of Ethernet technologies, both wired and wireless, that could be used for backhaul or WAN purposes. 3G cellular wireless networks for WAN services are the most practical for a large (if not the most significant) portion of the smart grid infrastructure because it leverages the cellular carrier’s commitment and investment into their wireless network.  Although utilities have a long history of using cellular networks for some applications, the scale required for the smart grid is unprecedented.   The availability of multiple carriers and technologies is beneficial.  The 3G networks of today certainly provide sufficient bandwidth to address the requirements of the smart grid.  Ambient believes that other wireless technologies, especially WiMAX may, in the future, be viable for WAN segments of the smart grid.

LAN Technologies: Ambient supports a variety of LAN technologies.  As demonstrated with its products to date, Ambient has been able to support a variety of smart grid applications and services with these technologies.  Ethernet and serial ports are the basic and most commonly found technologies utilized for communications interfaces.  This is why Ambient’s typical node configuration has included both Ethernet and serial (RS-232) ports.

Though not quite as prevalent as Ethernet and serial ports, IEEE 802.11 (Wi-Fi) is fast becoming a leading choice for connectivity between devices physically separated by some distance.  The increasing market share has helped to drive down the costs of the technology.  In the smart grid architecture, Wi-Fi can be a convenient and useful technology to provide connectivity from the Node to other distribution system devices, such as sensors and switches, where wired connectivity between the Node and these devices could be impractical or cost prohibitive. Ambient offers Wi-Fi connectivity as an optional node component.

Power Line Carrier (PLC) technologies have been in existence for a very long time, and more importantly, they are known and proven technologies in the distribution system.  A significant advantage to these technologies when incorporated in a smart grid platform is that they inherently provide information about the distribution system infrastructure.  From our earlier Broadband over Power Lines (BPL) pilots, Ambient has extensive experience in the use of such technologies utilizing the distribution system. To date, Ambient has worked with and integrated multiple PLC technologies into its Node.

The Ambient Node supports a variety of communication technologies simultaneously allowing a utility to leverage a single communications infrastructure to support smart grid applications that rely on different communication methods (i.e., Wi-Fi, Radio Frequency, power line carrier etc.). The Node uses standards based protocols as well as proprietary technologies for communications. This allows the Ambient Smart Grid® platform to connect with any IP device as well as legacy systems and vendor technologies reliant on proprietary protocols. Ambient’s architecture also allows the utility to have an open IP-based architecture that pushes proprietary technologies out to the fringes of the network, which enhances the flexibility of the overall architecture.   Flexibility with communication technologies and protocols means in different segments of the utility’s distribution network a single communications platform and foundational architecture can be leveraged yet customized to meet locational needs and economies that vary between urban and rural environments.

Expandable network architecture: An Ambient Smart Grid® communications platform permits sequential expansions corresponding to actual demand. When the platform is first deployed, separate network elements can be “bridged” at specific points. As the network load increases, switches and/or routers can maximize the bandwidth available to a particular network segment. At higher subscriber densities, additional backhaul connectivity points may be added. By allowing utilities to build networks that provide just the capacity that is needed, as it is needed, we help our customers minimize initial installation costs, shorten the time between investment and realization of revenues, and reduce operations and maintenance expense.

Utility operators are not limited to Advanced Meter Reading (AMR) and other applications at the end of the distribution grid: An Ambient Smart Grid® transforms the distribution grid itself into a series of communication backhaul and data points. Grid operators can monitor and communicate with nodes or any piece of IP-based equipment integrated at any point along the Ambient Smart Grid® distribution network, which can range from distributed generation resources, power quality control devices, and a range of Demand Side Management and Demand Response applications. When couplers are integrated into an Ambient Smart Grid® communications network, information on the current of the distribution grid can be obtained in real-time enabling better energy management, predictive maintenance and less system down-time. This information can reduce the need for additional generation facilities.

    Application Development Environment: To support our collaborative efforts, Ambient has recently developed a specification for developing and supporting third-party applications to run on the Node.  The specification provides for third-party applications to run in a structured, controlled, and predictable environment. This framework has been used successfully: We recently launched an application developed by a third-party to provide connectivity to, and management of, their distribution line sensors.  This configuration is deployed for testing in the field today.

Complete turnkey delivery: Ambient designs and builds the core network hardware and management software incorporating the leading smart grid communication technologies. Our familiarity with multiple communications protocols, architecture, hardware, and software requirements, coupled with experienced field engineers, provides us with the tools necessary for a successful rollout.

AMBIENT STRATEGY

We intend to generate revenues from the design, sales, installation, and support of the necessary equipment and technologies, of the Ambient Smart Grid® communications platform, and from licensing of our network management system, AmbientNMS®. Our efforts are presently focused on attaining the following goals:

BUSINESS DEVELPOMENT

Ambient believes the industry will be driven by a few key early adopters (marquee customers) who will set the stage for additional North American smart grid deployments. Ambient has and will continue to work closely with utility partners to develop an increasing value proposition for each utility’s unique needs and infrastructure. Ambient will focus engineering efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® solution, creating an even more attractive business model for other utilities. Additionally, in 2009, Ambient entered into a joint marketing agreement with Verizon Wireless that will afford us the opportunity to expand our efforts to introduce the Ambient Smart Grid® platform to other select utilities in the Unites States. In 2010, we entered into an Interoperability and Co-Marketing Agreement with Tollgrade, a medium-voltage sensing device developer that will also expand our smart grid platform while opening the door to new business opportunities.

EXPAND THE RANGE OF AMBIENT SMART GRID® APPLICATIONS:

    Applications create the need for the platform, and thus our goal is to drive application development. While the Ambient Smart Grid® communications platform incorporates our voltage and current sensing capabilities (Energy Sensing) allowing for basic outage notification, we believe that growth in the smart grid communications industry will come primarily as utilities deploy and adopt smart grid applications. Applications, such as AMR/AMI provide several benefits to utilities, including the potential for time-of-day pricing, demand side management, and the potential to assist in direct load control (enables the reduction of electrical usage at critical times) which will require the backhaul capability provided by the Ambient Smart Grid® network. Ambient is currently piloting and deploying some of the aforementioned applications.

PURSUE OUR ROLE AS A PIONEERING SYSTEMS INTEGRATOR:

We are committed to continuing our role as a supplier of turnkey smart grid communications platforms, taking responsibility for network design, hardware and software delivery, installation support, operator training and network management. Our familiarity with the architecture, hardware, and software requirements from years of close collaboration with major utility clients has enabled us to design the Ambient Smart Grid® communications platform from the ground up and to meet individual utility requirements. Ambient designs, manufactures (through a contract manufacturer) and markets all of the key hardware components of the Ambient Smart Grid® network. We have developed strategic relationships with key material and fabrication suppliers and put in place a reliable, scalable supply chain for timely delivery of the necessary hardware. Our technical personnel, including experienced field engineers, support pilot scale and larger deployments, ensuring successful Ambient Smart Grid® rollouts. To manage communications networks, we have developed, and continue to improve, our network management software solution, AmbientNMS®. AmbientNMS® works with Ambient and non-Ambient hardware and is presently managing several networks. We intend to continue to develop and extend our network design expertise, as well as our hardware and software technology and our deployment and network management capabilities, to generate revenues from all phases of Ambient Smart Grid® communication deployments. To date, we have not sold and /or licensed any software for use on third party equipment.

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS:

Continued collaboration with smart grid application providers, suppliers, and utility customers will enhance the development and functionality of our Ambient Smart Grid® platform. To keep us on the cutting edge of new technologies, we maintain collaborative working relationships with leading suppliers of critical network components such as signal processing chips, wireless devices and cellular modems, as well as metering solution providers to develop and demonstrate Ambient Smart Grid® utility applications, and our network management system, AmbientNMS®. We intend to strengthen these existing relationships and to seek out new strategic and commercial relationships with utilities and other technology companies.

INDUSTRY STANDARDIZATION EFFORTS:

We believe that open standards and interoperability will hasten the deployment of all smart grid technology and lead to greater success for both Ambient and the entire smart grid industry. We have driven industry standardization efforts through leadership roles in the major industry associations and standards-setting organizations. In January 2010, Ambient accepted a position on the Board of Directors of the Demand Response and Smart Grid (DRSG) Coalition and continues to be an active member of the GridWise Alliance.

Ambient is also involved with federal smart grid standardization efforts put forward by the National Institute of Standards and Technology (NIST), the organization mandated by the Energy Independence and Security Act of 2007 and funded by the American Recovery and Reinvestment Act to create interoperability standards and protocols for the smart grid.

COMMERCIAL DEPLOYMENTS

We are currently deploying the Ambient Smart Grid® and Ambient NMS® with Duke Energy. Deployments are directed towards a variety of goals including, developing, integrating, and demonstrating smart grid utility applications within our product offering.

Since inception, 95% of Ambient’s revenue has been generated from our relationship with our key customer Duke Energy. Ambient has worked with our key customer as an early adopter, that has supported the development of the Ambient Smart Grid® platform since 2005. Because our key customer is subject to both federal regulations and five different state utility regulators, much of their ability to deploy smart grid technology is influenced by regulations, and accordingly, so is Ambient’s current source of revenue.

In 2005, Ambient entered into a pilot agreement to test the Ambient Smart Grid® solution with our key customer. After completion of a proof of concept phase, in January 2006, we entered into a pilot demonstration agreement to build a BPL network servicing approximately 500 homes. The pilot network was an important first test for our newly developed AmbientNMS®. In September 2006, we entered into a Commercial Deployment Agreement expanding the scope and functionality of the network.

During 2007, Ambient focused on the execution of the agreement entered into in September 2006 that expanded the scope of Ambient's platform while addressing the challenges raised in our early 2006 BPL pilots. In late 2007, Ambient introduced cellular technology into our platform, eliminating the platform's dependency on BPL.

During 2008, Ambient furthered its relationship with our key customer with the execution of a second Commercial Deployment Agreement to serve, initially, 50,000 end points in Cincinnati, Ohio. The Company received purchase orders from our key customer to purchase its X2000 and X-3000 communications nodes, license of its AmbientNMS®, software, and provide engineering support in building out an intelligent grid/intelligent-metering platform. As a result of these purchase orders, we generated approximately $12.6 million in revenues for the year ended December 31, 2008.

In September 2009, the Company and our key customer entered into a long-term agreement to supply Ambient’s latest X-series smart grid nodes, (the X-3100) for deployment throughout the utility’s electric power distribution grid. The agreement also provides for a license of the node software and the network management system software to operate and manage the product. Additionally, the agreement set forth the terms for Ambient to provide maintenance service and support for which our key customer will be required to pay an established maintenance fee beginning at the expiration of the stated warranty period.

The agreement is in effect until December 31, 2015, subject to various rights of the parties to terminate the agreement prior to such time. Ambient has agreed to provide maintenance services potentially extending for ten years after the termination of the agreement if our key customer continues to pay for such maintenance services on an uninterrupted basis throughout the extended period. Under agreement to date, we have received purchase orders for product to be delivered through third quarter of 2010, amounting to approximately $10 million.  These purchase orders resulted in recorded revenue of approximately $1.3 million for the year ended December 31, 2009. Under the terms of this agreement, no assurances can be provided that additional purchase orders will be received.

KEY ALLIANCES / PRODUCTION & SUPPLIES

In addition to working closely with our electric utility customers, we have cultivated, maintained and grown collaborative working relationships with leading suppliers of the critical components necessary for Ambient Smart Grid® solutions. These relationships along with the advancements of our technology have provided us with the means of significant scalability.

 Ambient continuously looks to further collaborative efforts to enhance our smart grid capabilities. Ambient’s communications platform facilitates the delivery of data and information over the utility distribution grid from low-speed control networks and other devices allowing utilities the ability to enable such smart grid functionality as advanced metering, load profiles, remote disconnect/reconnect and more.

We believe that an enhanced utility automation suite of products is complementary to Ambient’s communications platform, and together such collaborative efforts will enable comprehensive offerings to utilities enabling a more efficient platform for Ambient Smart Grid® applications.

We have entered into a Master Supply and Alliance Agreement with an equipment manufacturer with global manufacturing capabilities, for the supply of our communication nodes. We are also a party to a number of third-party software license agreements that allow us to incorporate third-party software products and features into our Products.

Ambient continues to maintain open dialogue with leaders in the utility and communications industries to keep Ambient’s solution at the cutting edge. Moving forward, we intend to continue leveraging our technology and distribution alliances along with value-added manufacturing services to ensure we are positioned to support continued large-scale rollouts of our products and technology, allowing us to ensure competitive pricing.

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

Our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. Some of our potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than Ambient.

PROPRIETARY RIGHTS

Our portfolio includes twenty-three patents issued or allowed by the USPTO primarily relating to coupling technology, and we have several pending patent applications in the United States and in other jurisdictions. We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to various aspects and applications of our smart grid technology including the Energy Sensing portion of Ambient Smart Grid®.

We have taken steps to ensure the protection of our internally developed intellectual property (IP). We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information.

Our policy is to require our employees, consultants, advisors, and collaborators to execute confidentiality agreements. We also require employees and consultants, to execute assignment of invention agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individual in the course of their employment or consulting relationship will be our exclusive property.

EMPLOYEES

We presently employ 44 full time employees, 41 of whom work out of our offices in Newton, Massachusetts. Three off-site employees are field engineers dedicated to active network deployments.

RESEARCH AND DEVELOPMENT

 During our 2009 and 2008 fiscal years, we incurred approximately $4.6 and $4.2 million, respectively, on the research and development of our Ambient Smart Grid® and related solutions.

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

RISKS CONCERNING OUR BUSINESS

OUR RELATIONSHIP WITH DUKE ENERGY IS MATERIAL TO OUR SUCCESS, AND THE TERMINATION OF SUCH RELATIONSHIP FOR ANY REASON WILL ADVERSELY AFFECT OUR OPERATIONS AND PROSPECTS.

Our immediate business opportunities continue to be largely dependent on the success of our deployments, and the future decisions of Duke Energy relating to smart grid system architecture, and the Ambient fourth generation Node. We are focusing much of our time, attention and resources on the rollout of the equipment and software delivered to Duke Energy. The success of our endeavors with respect to the deployment is subject to several risks. These risks include our dependence on third parties to deliver and support reliable components to manufacture and assemble our end products, and our dependence on our engineering team to continue to advance our software products.

If we are unable to effectively manage and maintain our relationship with Duke Energy, our business could be materially and adversely affected in its ability to continue, and our operations could be jeopardized.

We will need to secure additional firm purchase orders from Duke Energy or enter into additional contracts with other utilities to be able to continue our operations in the future, and there is no assurance that other utilities will adopt our smart grid technology or contract with us to provide our services to them. Further, no assurance can be provided that Duke Energy will purchase or deploy our new generation nodes that are currently under development.

WE CURRENTLY DEPEND ON ONE KEY CUSTOMER FOR All OUR REVENUE, AND THE LOSS OF, OR A SIGNIFICANT SHORTFALL IN ORDERS FROM, THIS KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUE.

For the years ended December 31, 2009 and 2008, 100% of our revenue was from Duke Energy. Our inability to generate additional anticipated revenue from our key customer, or a significant shortfall in sales will likely significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future continue to depend on our ability to further our deployments with our existing customer, and our ability to affect deployments with our existing utility.

THE PACE AND PROGRESS OF FEDERAL INITIATIVES IN THE SMART GRID AREA, MAY AFFECT PURCHASING DECISION BY UTILITIES AND THEREBY ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

The promise of funding from the federal government, provided by the American Reinvestment and Recovery Act, minimized much of the risk associated with adoption of new technology and encouraged utilities considering smart grid deployments to actively develop deployment plans. While the intent of the American Reinvestment and Recovery Act was to boost the fledgling industry, in 2009, the lack of available federal funds unexpectedly resulted in a slowing of anticipated deployments while the Department of Energy transformed the ARRA mandates into workable programs. Accordingly, any further significant delay in utilities reaching agreement with the terms of the grant awards may affect utilities' decision process as it relates to the timing of deployment of smart grid technologies.  All of these factors could materially adversely affect our business and prospects.

WE HAVE CONTRACTED WITH ONE SUPPLIER TO MANUFACTURE OUR NODES

In both 2009 and 2008, we used one contract manufacturer to produce our nodes. Should our relationship with the manufacturer deteriorate or terminate or should this supplier lose some or all of its access to the products or components that comprise all or part of the nodes that we purchase from it our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms.  A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

FUTURE ECONOMIC CONDITIONS IN THE U.S. AND GLOBAL MARKETS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The U.S. and other global world economies are slowly recovering from a recession that began in 2008 and extended into 2009. Although economic growth has resumed, it remains modest and the timing of an economic recovery is uncertain. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. Unemployment rates remain high and businesses and consumer confidence levels have not yet fully recovered to pre-recession levels. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. This could result in reductions in sales of our products and services, slower adoption of new technologies and increase price competition. Any of these events would likely harm our business, results of operations and financial conditions.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE MAY NOT BE ABLE TO EXPAND EXISTING COMMERCIAL DEPLOYMENTS.

Management believes that we will be able to meet our operating requirements for the balance of 2010. This is based on the value of our currently available cash resources, the committed equity based financing arrangement discussed in Note 9 to our financial statements, and anticipated revenues. However, we may need to raise funds in order to expand existing commercial deployments and otherwise grow our operations to meet the demands associated with any additional significant purchase orders. There are no assurances that we will be successful in obtaining additional required capital if or when needed.

 OTHERS MAY CHALLENGE OUR INTELLECTUAL PROPERTY RIGHTS WHICH MAY NEGATIVELY IMPACT OUR COMPETITIVE POSITION

        Our portfolio includes twenty-three patents issued or allowed by the USPTO primarily relating to coupling technology, and we have several pending patent applications in the United States and in other jurisdictions. We have filed with the United States Patent and Trademark Office ("USPTO"), and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to various aspects and applications of our smart grid technology including the Energy Sensing portion of Ambient Smart Grid®.

Although we rely on a combination of patents, copyrights, trade secrets, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights, it is possible that our rights relating to Ambient’s Smart Grid™ solution may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer, or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

OTHER COMPANIES MAY DEVELOP AND SELL COMPETING PRODUCTS THAT MAY REDUCE THE SALES OF OUR PRODUCTS OR RENDER OUR PRODUCTS OBSOLETE.

The smart grid communications marketplace is rapidly evolving and therefore has rapidly changing technological, regulatory and consumer requirements. We will need to continue to maintain and improve our competitive position to keep pace with the evolving needs of our customers, and continue to develop and introduce new products, features and services in a timely and efficient manner.

Our competitors include both small companies and some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. There can be no assurance that other companies will not develop products that compete with our products in the future.

Some of our potential competitors have longer operating histories, greater name recognition, and substantially greater financial, technical, sales, marketing and other resources than our Company. These potential competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on the sales channel than we do. As a result, we may not be able to compete successfully with these potential competitors, and these potential competitors may develop or market technologies and products that are more widely accepted than those we are developing or that would render our products obsolete or noncompetitive.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT THESE LOSSES TO CONTINUE INTO 2010.

We are a company engaged in the design, development and marketing of our smart grid communication technology and solutions. We incurred net losses of $14,246,284 and $11,294,199 for the years ended December 31, 2009 and 2008, respectively.

We expect to continue to incur net losses as we further develop, test, and market Ambient Smart Grid® technology. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. There are no assurances that we will achieve or sustain profitability, or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. Our independent auditors will be required to issue an opinion on the effectiveness of our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2010. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. We are uncertain as to what impact a conclusion that deficiencies exist in our internal control over financial reporting would have on the trading price of our common stock.

RISKS CONCERNING OUR CAPITAL STRUCTURE

VICIS CAPITAL MASTER FUND OWNS A MAJORITY OF AMBIENT’S ISSUED AND OUTSTANDING COMMON STOCK AND WILL THUS BE ABLE TO CONTROL THE OUTCOME OF ALL ISSUES SUBMITTED TO OUR STOCKHOLDERS.

Vicis holds, as of March 31, 2010, approximately 83.6% of our issued and outstanding common stock. As a result, Vicis is able to control the outcome of all issues submitted to our stockholders, including the election of all of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or a going private transaction. A principal of Vicis also is a member of our board of directors.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 31, 2010, we were authorized to issue up to 2,000,000,000 shares of common stock, of which 1,582,075,354 shares were outstanding. As of March 31, 2010, an additional 227,732,931 shares of common stock were reserved for the exercise of outstanding options and warrants to purchase common stock and the reservations of shares in the various stock option plans. Many of the above options and warrants contain provisions that require the issuance of increased numbers of shares of common stock in the event of stock splits, redemptions, mergers and other transactions. The occurrence of any such event or the exercise of any of these options or warrants would dilute the interest in our company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

Additionally, our board of directors has the authority, without further action or vote of our stockholders, to issue authorized shares of our common stock that are not reserved for issuance. In addition, in order to raise the amount of capital that we need at the current market price of our common stock, we may need to issue a significant number of shares of common stock (or securities that are convertible into or exercisable for a significant number of shares of our common stock).

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS" section;

•	Additions or departures of key personnel;

•	Future sales of our common stock;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•	Commencement of or involvement in litigation; and/or

•	Announcements by us, or by our competitors of technological innovations or new products.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by high technology companies. This volatility often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Ambient does not own any real property. The Company's corporate office in Newton, Massachusetts consists of two floors comprised of approximately 20,242 square feet. The lease term for the premises was scheduled to commence on September 1, 2009 and continues through December 31, 2012. At our request, the landlord agreed that we could commence the lease earlier, and we completed the move into our new headquarters in August 2009.

The lease provides for an initial period of the lease to be rent-free and includes scheduled rent escalations.  Accounting principles generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the cumulative excess of the straight-line expense over the payments made.  The average annual rent expense over the term of the lease is approximately $304,000.

    We believe that this facility is sufficient to meet our current requirements and that we would be able to renew our present lease or obtain suitable replacement facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on March 30, 2010, was $0.10 per share.

	Low	High
Year Ended December 31, 2009
First Quarter	$0.02	$0.101
Second Quarter	$0.091	$0.198
Third Quarter	$0.14	$0.183
Fourth Quarter	$0.13	$0.25

Year Ended December 31, 2008
First Quarter	$0.03	$0.045
Second Quarter	$0.03	$0.06
Third Quarter	$0.027	$0.036
Fourth Quarter	$0.011	$0.03

As of March 30, 2010, there were 153 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

OVERVIEW

Ambient is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP)-based data communications networks over existing medium and low-voltage distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, Demand Side Management (DSM), Distribution Monitoring and Automation, direct load control and more.  When combined, these applications can offer economic, operational and environmental benefits for utilities, and ultimately the utility’s customers.

Ambient has been focused, since 2000, on the collaborative development of communication solutions that meets the needs of smart grid platforms. From inception, Ambient’s platform, which includes, Nodes, Management Systems and a suite of applications, has been architected to be an open, standards based system intended to support a variety of applications and services simultaneously.  Over the years, Ambient has developed and shipped three generations of communications nodes.  With each successive generation, Ambient has continued to support and integrate more applications while driving the price lower.  Ambient began working on its fourth generation of the communications node during the summer of 2009, and anticipates prototypes being available for testing during the second quarter of 2010.

Throughout the past four years, Ambient has been a supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license its AmbientNMS®, and acquire engineering support in building out an intelligent grid/intelligent-metering platform, which generated approximately $12.6 million in revenues. In 2009, Ambient generated approximately $2.2 million in revenues from the sale of the X-3000 and X-3100 communication nodes, software licenses and support. In September 2009, we entered into a long-term agreement to supply Ambient’s X-3100 for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, to date, received purchase orders for product to be delivered through third quarter of 2010, amounting to approximately $10.0 million.

Our goal remains to be the leading designer, developer and systems integrator of a turnkey Ambient Smart Grid® communications platform, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our internally developed energy sensing capabilities. We view the smart grid communications platform to be a key factor for utilities to efficiently integrate increasing portfolios of renewable energy generation into the electrical grid.

Ambient intends to actively seek new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2010, Ambient’s principal target customers will continue to be electric utilities, primarily in North America that will be deploying the smart grid technologies. Ambient intends to collaborate with other technology companies and utility customers to drive the development of new utility and consumer applications that create the need for its Ambient Smart Grid® platform.

To date, we have funded operations primarily through the sale of our securities. In connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such capital raises in the future, and anticipate that we will continue to incur losses during 2010.

Prospects and Outlook

Our business success in the immediate future will largely depend on the expansion by our key customer of their existing deployments, as well as the deployment decisions of other utilities. Today, Ambient is reliant on one significant marquee customer that shares the Ambient vision for an open standard-based common communication infrastructure. We anticipate that we will continue to collaborate with this customer and continue to support their smart grid deployments. In September 2009, Ambient and this customer entered into a long-term agreement to supply Ambient’s latest X-series smart grid nodes, the X-3100 for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, to date, received purchase orders for product to be delivered through third quarter of 2010, amounting to approximately $10.0 million. Notwithstanding the above, Ambient recognizes that our customer could alter its vision regarding the common communication infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting the prospects and outlook of the Company.

As we demonstrate success over the coming months, we believe that additional utilities will begin to accept and endorse the concept of one common communication infrastructure to support many utility and consumer applications strengthening Ambient’s position. However, no assurance can be given that this development will in fact ultimately occur and even if it does that Ambient will be their choice technology.

Additionally, the time lag from the issuance of the federal mandate to assist the deployment of the smart grid to the development of workable programs to support such mandates is likely to have affected, and will continue to affect, the decision process of utilities as to the deployment and expansion of smart grid projects. In turn, these developments are likely to affect the cash flow that we are able to generate from purchase orders for Ambient Smart Grid® technologies.

As further clarity is achieved on both the federal and state levels relating to funding, standards, and the ability to receive regulatory approval from individual state regulators for smart grid deployments, we believe that the prospects for additional smart grid deployments should increase though no assurance can of course be provided that this will in fact occur.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”) AND THE YEAR ENDED DECEMBER 31, 2008 (the “2008 Period”)

REVENUES. Revenues for the 2009 Period were $2,193,338, compared to $12,622,353, for the 2008 Period. Revenues for the 2009 Period were attributable to the sales of equipment, software and services to Duke Energy. Revenues for the 2008 period were attributable to the sales of equipment and software to Duke Energy. Revenues for the 2009 and 2008 Periods related to the sales of equipment totaled $2,127,977 and $12,136,283, respectively. Revenues from the sale of software and services for the 2009 Period and the 2008 Period totaled $65,361 and $486,070, respectively. During the fourth quarter of 2009 and first quarter of 2010, we received new purchase orders for approximately $10 million for our third generation X-node product base. These purchase orders resulted in recorded hardware revenues of approximately $1.3 million for the year ended December 31, 2009. We intend to fulfill the remainder of the purchase orders by third quarter of 2010.

The decline in firm purchase orders received from our customer accounted for the decline in revenues during the 2009 Period as compared to the 2008 Period. Numerous factors contributed to the decline, including the uncertainty of the amount and timing of any federal grant funding by our major customer and uncertainty and delay of state regulatory approvals related to smart grid deployments. We are positioned to fulfill the purchase orders received to date.

COST OF GOODS SOLD. Cost of goods sold for the 2009 Period was $1,836,546 compared to $9,942,009 for the 2008 Period. Cost of goods sold included all costs related to manufacturing and selling products and services and consisted primarily of direct material costs. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. For the 2009 and 2008 Periods, cost of goods sold included an inventory write-off of $151,689 and $481,860 respectively for excess, obsolete, and surplus inventory resulting from the transition from second to third generation technology. The decrease in cost of goods sold during the 2009 Period was due to the decrease in sales as discussed above in REVENUES.

GROSS PROFIT. Gross profits for the 2009 Period was $356,792 compared to $2,680,344 for the 2008 Period. The gross profit on hardware sales amounted to $291,431 during the 2009 Period compared to $2,194,274 in the 2008 Period. Our overall gross margins also decreased from 21% in 2008 compared to 16% in 2009. The decrease in gross margin percentage in the 2009 Period as compared to the 2008 Period was primarily due to changes to our products, associated cost of our older generation Nodes, and inventory markdown having a greater impact in the 2009 Period than in the 2008 Period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses were approximately $4.6 million for the 2009 Period compared to $4.2 million for 2008 Period. The increase in research and development during the 2009 Period was due primarily to the increase in personnel and consultants for the development of our X-3100 Node, as we ready it for commercialization.  We expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communication platforms.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs included insurance and professional fees for legal, accounting and other services. General and administrative expenses for the 2009 Period were approximately $4.1 million compared to $3.4 million for the 2008 Period. The increase in operating, general and administrative expenses was due to the increase in efforts to market and commercialize the Ambient Smart Grid® communication platforms. As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communication platforms, over the next twelve months, we expect our operating, general and administrative expenses to increase during that time.

STOCK BASED COMPENSATION. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the 2009 Period, we incurred non-cash stock based compensation expense of $967,301 compared to $329,320 for the 2008 Period.

INTEREST AND FINANCE EXPENSES. For the 2009 Period and 2008 Period, interest expense totaled $4,992,827 and $3,155,815, respectively. Interest totaling $617,060 for the 2009 period and $673,527 for the 2008 Period related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008, and our 8% Convertible Debentures, which were issued in May 2006 and were retired in their entirety as of January 2, 2008. Additionally, for the 2009 Period and 2008 Period, we incurred non-cash interest of $3,228,600 and $2,482,288, respectively. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible debentures and notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

        LOSS ON EXTINGUISHMENT OF DEBT.  We accounted for the modification in November 2008 of the convertible promissory notes that we issued to Vicis between July 2007 and January 2008 as an extinguishment of debt.  We deemed the terms of the amendment to be substantially different and treated the notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the convertible promissory notes at fair market value and record a loss on extinguishment of debt of approximately $2.8 million. See Note 8 of the financial statements for a more detailed discussion.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash on hand, the $6.5 million remaining from our equity based financing arrangement plus anticipated short term revenue, will allow us to meet our operating requirements for fiscal year 2010. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue, or to expand existing commercial deployments and/or to satisfy any additional significant purchase order that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received from our largest customer, nor do we have commitments for additional funding beyond the committed equity based financing arrangement described below.

Cash balances totaled $987,010 at December 31, 2009 and $8,011,764 at December 31, 2008. As of March 30, 2010, we have approximately $836,577 cash on hand.

From inception through December 31, 2009, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

Net cash used in operating activities during the year ended December 31, 2009 was approximately $7.7 million and was used primarily to pay ongoing research and development and operating, general and administrative expenses.

Net cash used in investing activities during the year ended December 31, 2009 was approximately $268,969 and was for the redemption of marketable securities of $125,000, and net of purchases and proceeds from sale of property and equipment of $393,969.

Net cash provided by financing activities during the year ended December 31, 2009 was approximately $964,492, and represented the exercise of warrants and the payments on capitalized lease obligations.

Our recent financing transactions are discussed below.

In July 2007, November 2007 and January 2008, we entered into Securities Purchase Agreements with an institutional investor, Vicis Capital Master Fund ("Vicis"), and raised gross proceeds of $12.5 million. The notes (the “Vicis Notes”) issued under the Securities Purchase Agreements had a term of three years and were payable between July 2010 and January 2011. The outstanding principal amounts of the notes were convertible at the option of Vicis into shares of Common Stock at an original conversion price of $0.035 per share, subject to certain adjustments. As discussed below, in November 2008, the conversion rate was reduced to the current rate of $0.015 per shares, subject to certain adjustments. On August 10, 2009, Vicis converted $2.5 million of the Vicis Notes into 166,666,667 shares of our common stock. On January 21, 2010, Vicis converted the remaining $10 million balance into 666,666,667 shares of our common stock. Following the conversion of the Debentures, we no longer have any long-term debt.

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

On June 30, 2009, the Company extended the terms of the expiring Class A warrants (See note 9 of the consolidated financial statements). For the period from July 1, 2009 to August 31, 2009, we received net proceeds of $848,250 for the exercise of 6,283,333 Class A warrants.

Finally, on November 13, 2009, we and Vicis entered into an agreement pursuant to which Vicis furnished to us access to a $3,000,000 equity based credit line. Pursuant to the arrangement, Vicis established an escrow account into which it deposited $3,000,000. From time to time as our cash resources fall below $1,500,000, we are entitled to receive $500,000 from the account in consideration of which we initially agreed to issue to Vicis 3,333,333 shares of our common stock as well as warrants for a corresponding number of shares. On January 15, 2010, we and Vicis entered into an amendment to the arrangement described above pursuant to which Vicis deposited an additional $5 million into the Escrow Account such that the total amount in the escrow account, prior to any drawdown by us, will be $8,000,000. In consideration of Vicis’ increase of the Escrow Account and its agreement to convert the Vicis Notes, we agreed that upon each drawdown from the escrow account, which is required to be in the amount of $500,000, we will issue to Vicis 5,000,000 shares of Common Stock   and warrants  for a corresponding number of shares of Common Stock. Between January 19 and March 16, 2010, we effected three draw-downs in the amount of the $1,500,000. Ambient may draw down on the escrow account as needed until the entire $8,000,000 is exhausted. The arrangement terminates on June 30, 2011, unless the parties elect to extend it by mutual agreement. The Warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25.

        Between January 19 and March 16, 2010, we effected three draw-downs in the amount of the $1,500,000. Ambient may draw down on the escrow account as needed until the entire $8,000,000 is exhausted. The arrangement terminates on June 30, 2011, unless the parties elect to extend it by mutual agreement.

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

REVENUE RECOGNITION. Hardware sales consist of smart grid nodes ("Nodes") and system software embedded in the nodes. System software embedded in Ambient’s Nodes is used solely in connection with the operation of the product.  Upon the sale and shipment of its product, Ambient is not required to update the embedded software for newer versions that are subsequently developed.  In addition, the Company does not offer or provide any free post-contract customer support.  There is an original warranty period, which may run for a period of up to twelve months from sale of product, in which the Company will provide fixes for the Nodes when and if appropriate. As such, we recognize revenue from the sales of the Nodes when shipped. Amounts billed to customers before the Nodes are shipped are classified as deferred revenue.

The Company’s other proprietary software consists of the Ambient NMS®, an element management product that may be sold on a stand-alone basis.  A purchaser of Ambient’s Nodes is not required to purchase this product, as our Nodes could be managed with independently developed management software. The sale of the Ambient NMS® does not include post-contract customer support, unless the customer enters into a maintenance agreement with the Company. As such, Ambient recognizes revenue from the sale of this software product when shipped. Amounts billed to customers before software is shipped are classified as deferred revenue.

The Company offers maintenance service, on a fee basis that entitles the purchasers of its Nodes and NMS® software to benefits including telephone support, as well as updates and upgrades to our products.  Such revenue, when received, will be amortized over the appropriate period based on the terms of individual agreements and contracts.

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

SOFTWARE DEVELOPMENT COSTS.   Costs incurred in the research and development of new software products and enhancements to existing software products have historically been expensed as incurred. After technological feasibility is established, additional development costs are capitalized. No software development costs have been capitalized as of December 31, 2009 and 2008.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of ASC 718 stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2009, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

WARRANTIES. The Company accounts for its warranties under the FASB ASC 450 “Contingencies.”. The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

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

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011; however, early adoption is permitted. Ambient does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

 In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
Short -Term Debt Obligations	$10,000,000	$10,000,000	$0	$0	$0
Capital Lease Obligations	25,298	14,456	10,842	0	0
Operating Lease Obligations	996,910	203,186,	793,724	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	$11,022,208	$10,217,642	$804,566	$0	$0

ITEM 7A. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

During the year ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firms

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(3) Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended. (1) (Exhibit 3.1), (2) (Exhibit 3.1)

3.2	Bylaws of the Company, as amended. (3) (Exhibit 3.2)

4.1	Specimen Stock Certificate. (3) (Exhibit 4.1)

4.2	Common Stock Purchase Warrant issued by the Company on January 25, 2006. (4) (Exhibit 4.6)

4.3	Form of Common Stock Purchase Warrant issued by the Company on May 26, 2006. (5) (Exhibit 4.7)

4.4	Secured Convertible Promissory Note due July 31, 2010. (6) (Exhibit 4.1)

4.5	Common Stock Purchase Warrant (Series A) (6). (Exhibit 4.2)

4.6	Common Stock Purchase Warrant (Series B) (6). (Exhibit 4.3)

4.7	Secured Convertible Promissory Note due November 1, 2010. (7) (Exhibit 4.1)

4.8	Common Stock Purchase Warrant (Series C). (7) (Exhibit 4.2)

4.9	Common Stock Purchase Warrant (Series D). (7) (Exhibit 4.3)

4.10	Secured Convertible Promissory Note due January 15, 2011. (8) (Exhibit 4.1)

4.11	Common Stock Purchase Warrant (Series E). (8) (Exhibit 4.2)

4.12	Warrant issued as of April 23, 2008. (2) (Exhibit 4.1)

4.13	Common Stock Purchase Warrant (Series G) (15) (4.1)

10.1	Ambient Corporation 2000 Equity Incentive Plan. (9) + (Appendix B)

10.2	Stock Purchase Agreement dated as of September 30, 2002 between the Company and Consolidated Edison, Inc. (10) (Exhibit 10.2)

10.3	Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (9) (Appendix C)

10.4	Amended and Restated Employment Agreement effective as of December 30, 2008 between the Company and John Joyce. (14) (10.4) +

10.5	Amended and Restated Employment Agreement effective as of June 2, 2008 between the Company and Ramdas Rao. (14) (10.5) +

10.6	Securities Purchase Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.8)

10.7	Registration Rights Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.9)

10. 8	Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.1)

10.9	Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.2)

10.10	Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.3)

10.11	Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and the Vicis Master Fund. (7) (Exhibit 10.1)

Exhibit Number	Description

10.12		First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Master Capital Fund. (7) (Exhibit 10.2)

10.13		First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (7) (Exhibit 10.3)

10.14		Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and the Vicis Master Capital Fund. (8) (Exhibit 10.1)

10.15		Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.2)

10.16		First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.3)

10.17		Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.4)

10.18		Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.1)

10.19		Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.2)

10.20		Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund. (11) (Exhibit 10.1)

10.21
Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC.  (13) (10.1)  (Pursuant to Rule 24 b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).

10.22		Product Sales, Services & Software Agreement between Ambient Corporation and Duke Energy business Services LLC on its own behalf and as agent for and on behalf of Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc, Duke Energy Ohio, Inc., Duke Energy Kentucky, Inc., and certain after acquired affiliates (Pursuant to Rule 24b-2 under the Exchange Act, the registrant has requested confidential treatment of portions of this exhibit deleted from the filed copy.) (15) (10.1)

10.23		Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund (15) (10.2)

10.24		Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund. (15)(10.3)

10.25		Office Lease Agreement dated as of May 21, 2009, between Ambient Corporation and NS 7/57 Acquisition LLC (16) (10.1)

10.26		Amendment to Securities Purchase Agreement dated as of January 15, 2010, between Ambient and Vicis Master Capital Fund.

14		Code of Conduct and Ethics. (12) (Exhibit 14)

21	*	Subsidiaries

23.1	*	March 30, 2010 Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. to the Company’s Registration Statement on Form S-8 (No 333-112569)

31		RULE 13a-14(a) / 15d-14(a) CERTIFICATION

32		SECTION 1350 CERTIFICATION

———————
* Filed herewith
+ Management Agreement

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

(5) Filed as an exhibit (the number of which is indicated in apprentices) to the Company’s Registration Statement on Form SB-2 (File No. 33-134872) and incorporated by reference.

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

(14) Filed as an exhibit (the number of which is indicated in parentheses) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(15) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 and incorporated herein by reference.

(16) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

By:	/s/ JOHN J. JOYCE
JOHN J. JOYCE
PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. JOYCE	PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND	March 31, 2010
JOHN JOYCE	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ MICHAEL WIDLAND	DIRECTOR	March 31, 2010
MICHAEL WIDLAND

/s/ D. HOWARD PIERCE	DIRECTOR	March 31, 2010
D. HOWARD PIERCE

/s/ MICHAEL THOMAS HIGGINS	DIRECTOR	March 31, 2010
MICHAEL THOMAS HIGGINS

/s/ SHAD STASTNEY	DIRECTOR	March 31, 2010
SHAD STASTNEY

AMBIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ambient Corporation

We have audited the accompanying consolidated balances sheets of Ambient Corporation and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 30, 2010

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$987,010	$8,011,764
Marketable securities	-	125,000
Accounts receivable	1,238,708	1,668,887
Inventory	361,201	98,044
Prepaid expenses and other current assets	202,568	174,425

Total current assets	2,789,487	10,078,120

Property and equipment, net	603,412	543,904

Total assets	$3,392,899	$10,622,024

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$2,015,771	$1,333,778
Accrued expenses and other current liabilities	829,041	936,961
Deferred revenue	158,686	108,067
Capital lease obligations, current portion	11,463	11,462
Convertible debt, current portion (net of discount of $183,609 and $0)	9,816,391	-

Total current liabilities	12,831,352	2,390,268

NON-CURRENT LIABILITIES
Convertible debt, less current portion (net of discount of $0 and $11,745,542)	-	754,458
Deferred rent	84,906	-
Capital lease obligations, less current portion	11,504	22,967

Total liabilities	12,927,762	3,167,693

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value;
2,000,000,000 and 2,000,000,000 shares authorized in 2009 and 2008;
899,039,687 and 719,980,784
issued; 898,039,687 and 718,980,784 outstanding, respectively	899,040	719,981
Additional paid-in capital	130,008,365	132,930,334
Accumulated deficit	(140,242,268)	(125,995,984)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' (deficit) equity	(9,534,863)	7,454,331

Total liabilities and stockholders' (deficit) equity	$3,392,899	$10,622,024

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2009	2008

Revenues	$2,193,338	$12,622,353

Cost of goods sold	1,836,546	9,942,009

Gross profit	356,792	2,680,344

Expenses
Research and development	4,585,979	4,233,832
Operating, general and administrative expenses	4,054,255	3,388,299
Stock based compensation	967,301	329,320

Total expenses	9,607,535	7,951,451

Loss on disposition of property and equipment	(31,590)	(117,597)

Operating loss	(9,282,333)	(5,388,704)

Interest and finance expenses	(4,992,827)	(3,155,815)
Interest income	28,876	39,185
Loss on extinguishment of debt	-	(2,788,865)

Net loss	$(14,246,284)	$(11,294,199)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.04)

Weighted average number of shares outstanding	789,088,699	301,559,713

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

			Additional		Accumulated
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - January 1, 2008	255,615,704	$255,615	$113,181,347	$(200,000)	$(114,701,785)	$(1,464,823)

Common stock issued upon exercise of warrants	464,365,080	464,366	(222,222)			242,144
Issuance of warrants in connection with convertible promissory note			3,146,078			3,146,078
Beneficial conversion feature of convertible promissory note			13,540,811			13,540,811
Issuance of warrants			2,955,000			2,955,000
Share-based compensation expense			329,320			329,320
Net loss					(11,294,199)	(11,294,199)

Balance - December 31, 2008	719,980,784	719,981	132,930,334	(200,000)	(125,995,984)	7,454,331

Common stock issued upon exercise of warrants	11,642,236	11,642	940,063			951,705
Common stock issued upon exercise of options	750,000	750	23,500			24,250
Common stock issued upon conversion of convertible debt	166,666,667	166,667	2,333,333			2,500,000
Remeasurement of beneficial conversion feature of convertible promissory note			(8,333,333)			(8,333,333)
Warrant repricing			1,147,167			1,147,167
Share-based compensation expense			967,301			967,301
Net loss					(14,246,284)	(14,246,284)

Balance - December 31, 2009	$899,039,687	$899,040	$130,008,365	$(200,000)	$(140,242,268)	$(9,534,863)

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,246,284)	$(11,294,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,871	307,476
Amortization of note discount	-	1,235,434
Amortization of beneficial conversion feature of convertible debt	3,228,600	1,246,854
Non-cash interest related to warrant modification	1,147,167	-
Loss on extinguishment of debt	-	2,788,865
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	967,301	329,320
Loss on disposition of property and equipment	31,590	117,598
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivables	430,178	(1,475,481)
Inventory	(263,157)	376,019
Prepaid expenses and other current assets	(28,143)	(33,244)
Prepaid licensing fees	-	81,997
Increase (decrease) in:
Accounts payable	681,994	320,169
Deferred rent	84,906	-
Accrued expenses and other current liabilities	(107,919)	341,541
Deferred revenue	50,619	108,067

Net cash used in operating activities	(7,720,277)	(5,549,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	125,000	-
Purchases of marketable securities	-	(125,000)
Additions to property and equipment	(394,429)	(450,725)
Proceeds from sale of property and equipment	460	-

Net cash used in investing activities	(268,969)	(575,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	975,955	242,143
Proceeds from issuance of warrants	-	3,000,000
Finance costs relating to the issuance of warrants	-	(45,000)
Proceeds from issuance of notes payable	-	2,500,000
Proceeds related to the adjustment of terms of convertible debentures	-	8,000,000
Repayment of convertible debentures	-	(103,500)
Payments of capitalized lease obligations	(11,463)	(2,695)

Net cash provided by financing activities	964,492	13,590,948

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,024,754)	7,465,639

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	8,011,764	546,125

CASH AND CASH EQUIVALENTS - END OF YEAR	$987,010	$8,011,764

Noncash financing and investing activities:
Issuance of warrants in connection with issuance of notes payable	$-	$3,146,078
Acquisition of property and equipment financed by capital lease	$-	$37,123

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$675,228	$115,055

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Ambient Corporation (referred to herein as “we,” “our,” “us,” “Ambient,” or the “Company”), incorporated under the laws of the State of Delaware in June 1996, is a pioneering integrator of a smart grid communications platform, creating a high-speed Internet Protocols (IP)-based data communications infrastructure to support all aspects of a smart grid. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network to serve the “last mile” backhaul. This common-core infrastructure is necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), real-time pricing, and Demand Side Management (DSM) while enabling distribution monitoring and automation, as well as direct load control.  When combined, these applications can offer economic, operational and environmental benefits for utilities, and their customers.

Since 2000, Ambient has been focused on the collaborative development of communication solutions that meet the needs of a smart grid platform. The Ambient’s Smart Grid® platform, which includes communication nodes, a management system and a suite of applications, has been designed to be an open, standards-based system intended to support a variety of applications and services simultaneously.  Ambient has designed, developed, and delivered three generations of our Smart Grid® communications nodes.  With each successive generation, Ambient has continued to support and integrate additional applications.  During the summer of 2009, Ambient began the design and development of it fourth generation communication node. Testing of prototypes is expected to begin during the spring of 2010.

Throughout the past four years, Ambient has been a supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy for its X2000 and X-3000 communications nodes, license for the Ambient Element Management System (AmbientNMS®), and engineering support in building out an intelligent grid platform.

Our goal remains to be the leading designer, developer and systems integrator of a turnkey Ambient Smart Grid® communications platform, incorporating a wide array of communications technology and protocols and smart grid applications such as advanced metering solutions and our internally developed energy sensing capabilities. Also, we view the smart grid communications platform to be a key factor for utilities to efficiently integrate increasing portfolios of renewable energy generation and additional products such as recharging stations for plug-in hybrid electrical vehicles.

Ambient intends to actively seek new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2010, Ambient’s principal target customers will continue to be electric utilities deploying smart grid technologies, primarily in North America. Ambient intends to continue to collaborate with other technology companies and utility customers to drive the development of new utility and consumer applications that create the need for the Ambient Smart Grid® platform.

To date, we have funded operations primarily through the sale of our securities. In connection with the continued development, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such raises in the future and anticipate that we will continue to incur losses during 2010.

NOTE 2 - BASIS OF PRESENTATION

Management believes that its currently available cash resources, together with anticipated revenues generated from execution on firm purchase orders received to date, and the committed equity based financing arrangement (see Note 9 below), will be sufficient to meet its operating requirements through fiscal 2010. Management does anticipate, however, the need to raise additional capital in order to expand existing commercial deployments and/or satisfy any additional significant purchase orders that it may receive.

During 2009, the Company funded its operating cash flow deficit with (i) proceeds from the private placement of its securities to an institutional investor in 2008, (ii) proceeds from the issuance of warrants and the adjustment of terms of convertible debt from the same institutional investor, and (iii) from net proceeds from the exercise for cash of previously issued warrants and options.

The Company has sustained losses since its inception, resulting in operating cash flow deficiencies, and negative working capital. The Company expects to incur additional losses in 2010 and may need to raise additional funds in order to realize its long-range commercial objectives.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of Financial stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

NET LOSS PER SHARE

Basic loss per share (EPS) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive.

	2009	2008
Stock options	58,537,000	32,387,000
Warrants	78,827,831	129,216,664
Convertible debentures	666,666,667	833,333,333

PROPERTY AND EQUIPMENT

Equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from one to five years.

REVENUE RECOGNITION

Hardware sales consist of smart grid nodes ("Nodes") as well as system software embedded in the nodes. System software embedded in Ambient’s Nodes is used solely in connection with the operation of the product.  Upon the sale and shipment of its products, Ambient is not required to update the embedded software for newer versions that are subsequently developed.  In addition, the Company does not offer or provide any free post-contract customer support.  There is an original warranty period, which may run for a period of up to twelve months from sale of product, in which the Company will provide fixes for the Nodes when and if appropriate. As such, we recognize revenue from the sales of the Nodes when shipped. Amounts billed to customers before the Nodes are shipped are classified as deferred revenue.

The Company’s other proprietary software consists of the Ambient NMS®; an element management product that may be sold on a stand-alone basis.  A purchaser of Ambient’s Nodes is not required to purchase this product, as our Nodes could be managed with independently developed management software. The sale of the Ambient NMS® does not include post-contract customer support, unless the customer enters into a maintenance agreement with the company. As such, Ambient recognizes revenue from the sale of this software product when shipped. Amounts billed to customers before software is shipped are classified as deferred revenue.

The Company offers maintenance service, on a fee basis that entitles the purchasers of its Nodes and NMS® software to benefits including telephone support, as well as updates and upgrades to our products.  Such revenue, when received, will be amortized over the appropriate period based on the terms of individual agreements and contracts.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2009 and 2008, management believed that no allowance was necessary.

At December 31, 2009 and 2008, one customer accounted for 99% and 100% of accounts receivable. See Note 11.

INVENTORY

Inventory is valued at the lower of cost or market determined on the first-in, first-out (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for finished goods. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

RESEARCH AND DEVELOPMENT AND PATENT COSTS

Both research and development costs and patent costs are charged to operations as incurred.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of new software products and enhancements to existing software products have historically been expensed as incurred. After technological feasibility is established, additional development costs are capitalized. No software development costs have been capitalized as of December 31, 2009 and 2008.

LEASED EMPLOYEES

We have a contract with Administaff to provide certain professional employment services such as health, dental and various other types of insurance to our employees at rates that we would not qualify for otherwise and payroll services to our personnel. Pursuant to this contract, our personnel are employees of, and paid by, Administaff as part of an employee leasing arrangement. We lease the services of these employees from Administaff, and reimburse Administaff for the costs of compensation and benefits. All of the employees referred to in the Annual Report are full time employees. For purposes of reporting the number of employees in our Annual Report, we consider employees of Administaff covered by this contract to be employees of the Company.

The Company records these payments using the same classifications for which the reimbursement is made (i.e. wage reimbursements are recorded as wage expense).

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WARRANTIES

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.”. The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.  The Company did not record an impairment charge in 2009 and 2008.

FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"),  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s marketable securities at December 31, 2008 consisted of investments in auction rate securities. Those securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. The auction rate securities were redeemed in full in January 2009.

DEVELOPMENT STAGE

From inception through the third quarter of 2008, the Company was in the development stage and had insignificant recurring revenues.  In the fourth quarter of 2008, management determined that the Company was no longer in the development stage as the Company’s products were being deployed in more significant smart grid deployments and the prospects for generating significant revenues from generally available products were increasing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB’s Accounting Standards Codification became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011; however, early adoption is permitted. Ambient does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. Ambient does not expect these new standards to significantly impact its consolidated financial statements.

 In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. Ambient does not expect these new standards to significantly impact its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – INVENTORY

Inventory consisted of the following:
	December 31,
	2009	2008
Raw material	$137,026	$30,057
Finished goods	224,175	67,987
	$361,201	$98,044

NOTE 5 - PROPERTY AND EQUIPMENT
	December 31,
	2009	2008
Computers	$162,768	$294,954
Software	367,844	362,686
Software (capital lease)	30,429	30,429
Machinery and equipment	539,005	350,231
Furniture and office equipment	161,394	147,941
	1,261,440	1,186,241
Less – accumulated depreciation	658,028	642,337
	$603,412	$543,904
Depreciation expense was $302,871 and $307,476 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2009	2008
Accrued interest	$690,028	$748,082
Accrued payroll and payroll taxes	83,070	62,668
Accrued professional fees	33,034	92,298
Accrued liabilities	22,909	33,913
	$829,041	$936,961

        Accrued interest represents amounts owed to Vicis Capital Master Fund on secured convertible promissory notes.  See Note 8.

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

Minimum future lease payments under capital leases as of December 31, 2009, were as follows:
Amount
2010	$14,456
2011	10,842
Net minimum lease payments	25,298
Amount representing interest	(2,331)
Present value of net minimum lease payments	$22,967

The interest rate on the capitalized lease is 9.1%. Interest is computed based on the lower of the Company’s incremental borrowing rate at the inception of lease or the lessor’s implicit rate of return.

NOTE 8 – CONVERTIBLE DEBT
	December 31,
	2009	2008
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$7,500,000	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	2,500,000	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	––	2,500,000

Total	10,000,000	12,500,000

Less: Discount	(183,609)	(11,745,542)
	9,816,391	754,458
Less Current Portion	9,816,391	––

Total	$–	$754,458

In 2007 and 2008, the Company entered into various financing agreements, with an institutional investor, Vicis Capital Master Fund (the “Investor” or "Vicis"), issuing convertible promissory notes in the amount of $12.5 million. In addition, in 2008, pursuant to a modification agreement, Vicis injected an additional $8 million in funds into the Company for a reduction in the conversion price on the outstanding convertible debt.

Subsequently, in August 2009, $2.5 million of convertible debt principal was converted into common stock and in January 2010, the remaining outstanding balance of $10 million was converted into common stock. Subsequent to the conversions, as of March 2010, Vicis held approximately 83.6% of the outstanding shares of the Company's common stock.

Securities Purchase Agreements

(i) On July 31, 2007, the Company entered into the Securities Purchase Agreement (the "July 07 Purchase Agreement") with Vicis, pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7,500,000 (the “July 07 Note”). The July 07 Note had a term of three years and was scheduled to become due on July 31, 2010. The outstanding principal amount of the July 07 Note was convertible at the option of the holder into shares of the Company’s common stock (the “Common Stock”) at an initial conversion price of $0.075 per share, subject to certain adjustments. The conversion price was adjusted to $0.015 in connection with the various Agreements discussed below.  Amounts owing under the July 07 Note were secured by substantially all of the assets of the Company. In January 2010, the July 07 Note was converted into 500,000,000 shares of Common Stock.

Pursuant to the July 07 Purchase Agreement, the Company issued Common Stock purchase warrants (the “July 07 Warrants”) to the Investor, exercisable through July 31, 2012, to purchase up to 150,000,000 shares of Common Stock at original exercise prices between of $0.06 and $0.075 per share. The exercise prices were adjusted to $0.001 in connection with the Agreements discussed below. All of these warrants were exercised on November 24, 2008.

In connection with this financing, the Company paid fees to a registered broker dealer of $570,000 and issued warrants to purchase up to 17,350,000 shares of the Company's Common Stock at a per share exercise price of $0.035 for 16.6 million shares and $0.075 for 750,000 shares.

For financial reporting purposes, the Company recorded a discount of $3,959,362 to reflect the value of the warrants and an additional discount of $2,310,886 to reflect the beneficial conversion feature of the July 07 Note. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 4.88%, a dividend yield of 0% and volatility of 130.22%. The discounts were being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement. As a result, all of the remaining unamortized discounts were expensed in 2008.

(ii) On November 1, 2007, the Company entered into a Securities Purchase Agreement (the "November 07 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “November 07 Note”). The November 07 Note had a term of three years and was scheduled to become due on November 1, 2010. The outstanding principal amount of the November 07 Note was convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.045 per share. In connection with the Debenture Amendment Agreement discussed below, the conversion price was adjusted to $0.015 per share. Amounts owing under the November 07 Note were secured by substantially all of the assets of the Company. In January 2010, the November 07 Note was converted into 166,666,667 shares of Common Stock.

In connection with the issuance of the November 07 Note, the Company issued Common Stock purchase warrants (the “November 07 Warrants”) to the Investor, exercisable through October 31, 2012, to purchase up to 83,333,334 shares of Common Stock at original exercise prices between $0.045 per share and $0.05. The exercise prices were adjusted to $0.001 in connection with the Agreements discussed below. All of these warrants were exercised on November 24, 2008.

For financial reporting purposes, the Company recorded a discount of $1,127,634 to reflect the value of the November 07 Warrants and an additional discount of $294,301 to reflect the beneficial conversion feature of November 07 Note. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 3.67%, a dividend yield of 0% and volatility of 127.4%. The discounts were being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement. As a result, all of the remaining unamortized discounts were expensed in 2008.

(iii) On January 15, 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with the Investor pursuant to which the Investor purchased the Company’s Secured Convertible Promissory Note in the principal amount of $2,500,000 (the “January 08 Note”; together with the November 07 Note and the July 07 Note, the “Notes”). The January 08 Note had a term of three years and was scheduled to become due on January 15, 2011. The outstanding principal amount of the January 08 Note was convertible at the option of the holder into shares of Common Stock at an initial conversion price of $0.035 per share. In connection with the Debenture Amendment Agreement discussed below, the conversion price was adjusted to $0.015 per share. Amounts owing under the January 08 Note were secured by substantially all of the assets of the Company. In August 2009, the January 08 Note was converted into 166,666,667 shares of Common Stock.

In connection with the issuance of the January 08 Note, the Company issued Common Stock purchase warrants (the “January 08 Warrants”; together with the November 07 Warrants and the July 07 Warrants, the “Investor Warrants”) to the Investor, exercisable through January 15, 2013, to purchase up to 107,142,857 shares of Common Stock at an original exercise price of $0.035 per share. The exercise price was adjusted to $0.001 in connection with the April 08 Purchase Agreement discussed below. All of these Warrants were exercised on November 24, 2008.

In connection with the financing, the Company issued, as compensation to a registered broker dealer, warrants to purchase up to 14,999,999 shares of the Company's Common Stock at a per share exercise price of $0.035.

For financial reporting purposes, the Company recorded a discount of $1,459,189 to reflect the value of the warrants and an additional discount of $1,040,811 to reflect the beneficial conversion feature of January 08 Note. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following weighted average assumptions: life of 5 years, risk free interest rate of 3%, a dividend yield of 0% and volatility of 127.4%. The discounts were being amortized to the date of maturity unless converted earlier. As discussed below, the Company and the Investor entered into a Debenture Amendment Agreement. As a result, all of the remaining unamortized discounts were expensed in 2008.

Debt Modification

On November 21, 2008, the Company and the Investor entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which the Investor invested in the Company an additional $8 million. In consideration of the investment, the Company reduced the conversion price on the Notes referred to above to $0.015 per share. The parties also agreed that in the event that on the trading day immediately preceding June 1, 2009, the closing per share price of the Common Stock was less than $0.10, then the per share conversion price with respect to any amount then outstanding under the Notes would automatically be further adjusted to $0.01.  The price of the Common Stock was greater than $0.10 on the trading day immediately preceding June 1, 2009, and therefore no further adjustment of the conversion price was effected.

In addition, in consideration for the investment, the parties agreed under the Debenture Amendment Agreement to remove all conversion caps from the Warrants, which were contractual provisions that prevented the Investor from exercising an amount of such warrants to the extent that the Investor would beneficially own (i) greater than 4.99% of the outstanding Common Stock, and (ii) greater than 9.99% of the outstanding Common Stock without providing the Company with a sixty-one day notice In addition, Vicis agreed to waive, until further notice, the Company’s obligation to file on or before December 15, 2008 a resale registration statement with respect to the shares of Common Stock underlying the Notes and the Warrants. Vicis also agreed to not sell, through May 31, 2009, any shares of the Company’s Common Stock.

The Company accounted for the modification of the Convertible Promissory Notes, as described above, as an extinguishment of debt.  The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $2.8 million.

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

For financial reporting purposes, the Company recorded an initial discount of $12,500,000, based upon a conversion price of $0.01 to reflect the beneficial conversion feature related to the Debenture Modification Agreement. The discount is being amortized to the date of maturity of the various Convertible Promissory Notes unless converted earlier. On June 1, 2009, the beneficial conversion feature was re-measured based on the final conversion price being set at $0.015. This resulted in a reduction in the initial value of the beneficial conversion feature of $8,333,333 and a like reduction to additional paid-in capital.

Interest incurred on convertible debt amounted to $614,822 and $671,461 for the years ended December 31, 2009 and 2008, respectively. Amortization of the discounts related to the convertible debentures and notes above totaled $3,228,600 and $2,482,288 for the years ended December 31, 2009 and 2008. In addition, on June 30, 2009, the Company agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and is reflected as additional interest expense.  As a result of the debt conversions of the July 07 Note and the January 08 Note in January 2010, the unamortized debt discounts totaling $183,609 will be charged to interest expense in the next reporting period.

NOTE 9 - STOCKHOLDERS' EQUITY

On November 16, 2009, the Company entered into a Securities Purchase Agreement (the "2009 Securities Purchase Agreement") with Vicis pursuant to which Vicis originally furnished to the Company access to a $3,000,000 equity based credit line. Pursuant to the 2009 Securities Purchase Agreement, Vicis established an escrow account (the “Holdback Account”) into which it originally deposited $3,000,000. If the Company’s cash resources fall below $1,500,000, the Company is entitled to receive $500,000 from the Holdback Account, and prior to the Amendment (defined below), in consideration of which, it was obligated to issue to Vicis, 3,333,333 shares of its Common Stock, as well as Series G Warrants for a corresponding number of shares of Common Stock. Any amounts in the Holdback Account that are not disbursed on or prior to June 30, 2011 (as such date may extended by mutual agreement of the parties) will be returned to Vicis.

On January 15, 2010, the Company and Vicis entered into an amendment (the “Amendment”) to the 2009 Securities Purchase Agreement pursuant to which Vicis deposit an additional $5 million into the Holdback Account such that the total amount in the Holdback Account, prior to any drawdown by the Company, was $8,000,000. Under the Amendment, Ambient continues to be entitled to draw down on the Holdback Account as needed until the entire $8,000,000 is exhausted. In consideration of Vicis’ increase of the Holdback Account and its agreement to convert the Notes referred to in Note 8 above, the Company agreed that upon each drawdown from the Holdback Account, which is required to be in the amount of $500,000, the Company will issue to Vicis 5,000,000 Shares and Warrants for a corresponding number of shares of Common Stock.

Any amounts in the Holdback Account that are not withdrawn by Ambient on or prior to June 30, 2011, as such date may be extended by mutual agreement of the parties, will be returned to Vicis, and no Securities will be issued with respect to such amounts. If the Holdback Account is utilized in its entirety, then the Company will have issued 80,000,000 shares of restricted stock and Warrants for an additional 80,000,000 shares of Common Stock.

The Warrants issuable upon each drawdown are exercisable through the second anniversary of issuance at a per share exercise price of $0.25. Vicis received piggy-back registration rights in respect of the Shares and the shares of Common Stock underlying the Warrants. The Warrants provide that such security may not be converted or exercised if, following such conversion or exercise, as the case may be, Vicis will hold in excess of 4.99% of the Company’s then issued and outstanding Common Stock. However, Vicis is entitled, upon 61 days written notice to the Company, to waive these restrictions on conversion and/or exercise.

For the period January 1, 2010 through March 16, 2010, the Company effected three drawdowns in the amount of the $500,000 each, in consideration of which it issued to Vicis 15,000,000 shares of the Company’s Common Stock and Warrants exercisable through January 19, 2012 to March 16, 2012 to purchase an additional 15,000,000 shares of the Company’s Common Stock at a per share exercise price of $0.25.

STOCK OPTION PLANS

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2007, the number of shares of Common Stock reserved for issuance under the 2000 Incentive Plan was 25,000,000. On June 27, 2008, the number of shares reserved for issuance was further increased to 50,000,000 shares. On February 4, 2010, the number of shares reserved for issuance was further increased to 110,000,000 shares

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant. As of December 31, 2007, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was 6,000,000 shares. On June 27, 2008, the number of shares reserved for issuance was increased to 12,000,000 shares. On February 4, 2010, the number of shares of Common Stock reserved for issuance was further increased to 25,000,000 shares

EMPLOYEE OPTIONS

In January and February, 2010, the Company issued options to employees from the Company’s 2000 Equity Incentive Plan to purchase up to a total of 200,000 shares of the Company’s Common Stock at an exercise price of $0.15. The options will be fully vested as of December 1, 2011.

In February and March 2010, the Company issued a total of 225,000 shares of Common Stock upon the exercise of stock options previously issued to employees from the Company’s 2000 Equity Incentive Plan

OTHER OPTION GRANTS

In addition to the options granted under the stock option plans discussed above (the "Plans”), the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements.

Option activity for 2009 and 2008 is summarized as follows:

				Weighted
				Average
	Plan	Nonplan	Total	Exercise Price
Options outstanding, January 1, 2008	28,587,000	3,720,000	32,307,000	$0.25
Granted	1,700,000	200,000	1,900,000	0.03
Exercised	––	––	––	––
Forfeited	(1,675,000)	(145,000)	(1,820,000)	0.16

Options outstanding, December 31, 2008	28,612,000	3,775,000	32,387,000	0.17
Granted	27,450,000	----	27,450,000	0.04
Exercised	(750,000)	––	(750,000)	0.06
Forfeited	(400,000)	(150,000)	(550,000)	0.13

Options outstanding, December 31, 2009	54,912,000	3,625,000	58,537,000	$.109

Shares of Common Stock available for
Future grant under the plans	4,737,100
Aggregate intrinsic value	$4,149,725

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information about stock options outstanding at December 31, 2009:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price
$0.03-.045	36,642,500	7.88	$0.037	36,192,500	$0.037
$0.05 - $.06	350,000	6.79	$0.053	350,000	$0.053
$0.10 - $.164	1,420,000	6.08	$0.132	1,020,000	$0.123
$0.20 - $0.300	17,899,500	3.56	$0.205	17,549,500	$0.206
$0.50	2,225,000	2.54	$0.500	2,225,000	$0.500
$0.03-$0.50	58,537,000	6.31	$0.109	57,337,000	$0.108

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008
Risk free interest rate	1.07%- 2.66%	1.45%- 1.87%
Expected life	3.5 -5.75	1.5 -5.75
Expected volatility	162% - 169%	133% - 162%
Dividend yield	––	––

Weighted-average grant date fair value per share	$0.035	$0.019

As of December 31, 2009, there was $73,000 of unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of 9.9 months.

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

A summary of the warrants outstanding at December 31, 2009 is as follows:

	Exercise	Expiration
Warrants	Price	Date
41,311,165	$0.035	2012 - 2013
750,000	$0.075	2012
36,766,666	$0.25	2011
78,827,831

In March 2010, the Company issued 2,144,000 shares of Common Stock upon the exercise of finder warrants previously issued from the July 07 funding.

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

On June 30, 2009, the Company modified the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable thought August 31, 2009 and the exercise prices were reduced from $.20 to $0.15 per share. The Company valued the warrant modification at $1,147,167 using the Black-Scholes pricing model and the following assumptions: contractual term of 0.167 years, an average risk-free interest rate of 0.19% a dividend yield of 0% and volatility of 93%. The resulting of $1,147,167 is reflected in the Statement of Operations for 2008 as interest expense.

Following the modification, Class A warrants for an aggregate of 6,283,333 shares of the Company’s Common Stock have been exercised for total net cash exercise proceeds of $848,250 through August 31, 2009, and 30,383,333 Class A warrants expired.

NOTE 10 - INCOME TAXES

At December 31, 2009, the Company had available $77 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2029. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code. As such, approximately $61 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

	December 31,
	2009	2008
Net operating loss carry forwards	$6,568,369	$2,735,184
Stock based compensation	734,654	355,734
Other	583,860	555,204
Total deferred tax assets	7,886,883	3,646,122
Valuation allowance	(7,886,883)	(3,646,122)
Net deferred tax assets	$––	$––

The increase in the valuation allowance was due to the increases in the items in the table above.

The following is a reconciliation of the federal statutory tax rate of 35% for 2009 and 2008, with the provision for income taxes:
	December 31,
	2009	2008
Statutory tax rate	(35%)	(35%)
Valuation allowance	35%	35%
Effective federal tax rate	0%	0%

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2009 and 2008.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 11 – CONCENTRATIONS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are maintained with major financial institutions in the United States.  At December 31, 2009 and 2008, no amounts were in excess of insured amounts.

SALES AND MAJOR CUSTOMERS

Revenues for the years ended December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Hardware	$2,127,977	$12,136,283
Software and services	65,361	486,070
	$2,193,338	$12,622,353

Duke Energy accounted for 100% of hardware, software and services revenues for the years ended December 31, 2009 and 2008, respectively.

MAJOR SUPPLIER

In both 2009 and 2008, we utilized one contract manufacturer to produce our nodes. Should our relationship with the manufacturer deteriorate or terminate or should this supplier lose some or all of its access to the products or components that comprise all or part of the nodes that we purchase from it our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms.  A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

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

On June 2, 2008, the Company entered into an amended and restated employment agreement with its Chief Technical Officer. The agreement was scheduled to expire on December 31, 2009, provided that the agreement is subject to renewal for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. The agreement was renewed through December 31, 2010. Under the agreement, the officer is paid an annual salary of $225,000 subject to review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

On June 2, 2008, the Company entered into an employment agreement with its Vice President of Operations. The agreement was scheduled to expire on December 31, 2009, provided that the agreement is subject to renewal for additional one-year terms, unless terminated in accordance with the agreement upon 60 days’ prior notice. The agreement was renewed through December 31, 2010. Under the agreement, the Vice President of Operations is paid an annual salary of $175,000 subject to review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to one year of base salary then in effect.

NOTE 13 - OPERATING LEASES

Ambient does not own any real property. The Company's corporate office in Newton, Massachusetts consists of two floors comprised of approximately 20,242 square feet. The lease term for the premises was scheduled to commence on September 1, 2009 and continues through December 31, 2012. At our request, the landlord agreed that we could commence the lease earlier and we completed the move into our new headquarters in August 2009.

The lease provides for an initial period of the lease to be rent free and includes scheduled rent escalations.  Accounting principals generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the cumulative excess of the straight-line expense over the payments made.  The average annual rent expense over the term of the lease is approximately $304,000.

Rent expense for 2009 and 2008 was $290,430 and $233,315, respectively.

Future minimum annual rentals through 2012 is as follows:

Years ended December 31,
2010	$203,186
2011	389,885
2012	403,839

Total	$996,910

NOTE 14 - COMMERCIAL DEPLOYMENT AGREEMENTS

In September 2009, the Company and Duke Energy entered into a long-term agreement to supply Ambient’s latest X-series smart grid nodes, the X-3100 (the “Product”) for deployment throughout the utility’s electric power distribution grid. The agreement also provides for a license of the node software and the network management system software to operate and manage the Product. Additionally, the agreement establishes the terms for Ambient provided maintenance service and support for which Duke Energy will be required to pay an established maintenance fee beginning at the expiration of the stated warranty period.

The agreement is in effect until December 31, 2015, subject to various rights of the parties to terminate the agreement prior to such time. Ambient has agreed to provide maintenance services potentially extending for ten years after the termination of the agreement if Duke Energy continues to pay for such maintenance services on a non- interrupted basis throughout the extended period. The agreement continues the relationship that Ambient initiated with Duke Energy in 2005, initially involving various pilot programs. Under the terms of the agreement, the Company, to date, has received purchase orders for product to be delivered through third quarter of 2010, amounting to approximately $10.0 million.  These purchase orders resulted in recorded revenue of approximately $1.3 million for the year ended December 31, 2009.