Form 10-Q
period 2010-03-31
AMBIENT CORP /NY
filed 2010-05-17
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

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

As of May 17 2010, there were 1,587,790,354 shares of issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

*The Balance Sheet at December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, dependence on one key customer, our inability to obtain necessary financing; changes in economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$834,756	$987,010
Accounts receivable	56,656	1,238,708
Inventory	812,129	361,201
Prepaid expenses and other current assets	203,820	202,568

Total current assets	1,907,361	2,789,487

Property and equipment, net	687,745	603,412

Total assets	$2,595,106	$3,392,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,698,125	$2,015,771
Accrued expenses and other current liabilities	1,020,037	829,041
Deferred revenue	56,584	158,686
Capital lease obligations, current portion	12,641	11,463
Convertible debt, current portion (net of discount of $-0- and $183,609)	-	9,816,391

Total current liabilities	2,787,387	12,831,352

NON-CURRENT LIABILITIES
Deferred rent	141,716	84,906
Capital lease obligations, less current portion	7,281	11,504

Total liabilities	2,936,384	12,927,762

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value;
2,000,000,000 shares authorized in 2010 and 2009; 1,583,075,354 and 899,039,687 issued; 1,582,075,354 and 898,039,687 outstanding, respectively	1,583,076	899,040
Additional paid-in capital	140,938,925	130,008,365
Accumulated deficit	(142,663,279)	(140,242,268)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' deficit	(341,278)	(9,534,863)

Total liabilities and stockholders' deficit	$2,595,106	$3,392,899

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$1,683,925	$826,593

Less: Cost of goods sold	1,141,038	731,236

Gross profit	542,887	95,357

Expenses
Research and development	1,564,900	1,001,709
Operating, general and administrative expenses	1,156,726	1,073,294
Stock based compensation - operating, general and administrative	29,931	222,674

Total expenses	2,751,557	2,297,677

Gain on sale property and equipment	-	460

Operating loss	(2,208,670)	(2,201,860)

Interest and finance expenses	(212,474)	(1,864,293)
Interest income	134	21,715

Net loss	$(2,421,010)	$(4,044,438)

Basic and diluted loss per share:
Net loss	$0.00	$(0.01)

Weighted average number of shares outstanding	1,416,201,387	719,980,784

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,421,010)	$(4,044,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,884	64,767
Amortization of beneficial conversion feature of convertible debt	183,609	1,697,529
Financing, consulting and other expenses paid via the issuance of common stock and warrants	29,931	222,674
(Gain) on sale of property and equipment	-	(460)
Changes in operating assets and liabilities
(Increase) decrease in operating assets:
Accounts receivables	841,593	1,665,911
Inventory	(450,928)	(314,367)
Prepaid expenses and other current assets	(1,252)	45,105
Increase (decrease) in operating liabilities:
Accounts payable	22,811	(255,930)
Deferred rent	56,810	-
Accrued expenses and other current liabilities	190,996	96,892
Deferred revenue	(102,102)	(33,930)

Net cash used in operating activities	(1,563,658)	(856,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	125,000
Additions to property and equipment	(170,217)	(15,726)
Proceeds from sale of property and equipment	-	460

Net cash (used in) provided by investing activities	(170,217)	109,734

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,500,000	-
Proceeds from exercise of warrants	75,040	-
Proceeds from exercise of options	9,625	-
Payments of capitalized lease obligations	(3,044)	(2,762)

Net cash provided by (used in) financing activities	1,581,621	(2,762)

DECREASE IN CASH AND CASH EQUIVALENTS	(152,254)	(749,275)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	987,010	8,011,764

CASH AND CASH EQUIVALENTS - END OF PERIOD	$834,756	$7,262,489

Noncash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$569	$185,510

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the “Company”) have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The Company has sustained losses since its inception, and expects to incur additional losses in the future. Although these losses have produced operating cash flow deficiencies, management believes that cash on hand, the $6.0 million remaining from our equity based financing arrangement plus anticipated short term revenue, will allow us to meet our operating requirements for the remainder of fiscal year 2010. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue, or to expand existing commercial deployments and/or to satisfy any additional significant purchase order that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received from our largest customer, nor do we have commitments for additional funding beyond the committed equity based financing arrangement described in Note 8 below.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The adoption of this standard did not have an effect on our consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-09, Subsequent Events (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements.” This update provides amendments to Topic 855—Subsequent Events to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity. All of the amendments in this update are effective upon the issuance of the final update. The adoption of this standard did not have an effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as March 31,
	2010	2009
Stock options	56,137,000	59,337,000
Warrants	91,683,831	129,216,664
Convertible debentures	------	833,333,333

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALES AND MAJOR CUSTOMER

Revenues for three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)
Products	$1,665,065	$792,663
Software and services	18,860	33,930
	$1,683,925	$826,593

Duke Energy accounted for 100% of the Product and software and services revenue for the 2010 and 2009 periods.

NOTE 6 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for finished goods. Finished goods also includes shipments in transit which represent the cost of finished goods inventory shipped for which title has yet to pass to our customer. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$172,874	$137,026
Finished goods	639,255	224,175
	$812,129	$361,201

NOTE 7 - CONVERTIBLE DEBT

In 2007 and 2008, the Company entered into various financing agreements with an institutional investor, Vicis Capital Master Fund (the “Investor” or “Vicis”), issuing convertible promissory notes in the amount of $12.5 million.  In August 2009, $2.5 million of convertible debt principal was converted into 166,666,667 shares common stock. In January 2010, the remaining outstanding balance of $10 million was converted into 666,666,667 shares of common stock. Upon the conversion in January 2010, the Company wrote off the remaining unamortized debt discounts totaling $183,609.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

Securities Purchase Agreement

On November 16, 2009, the Company entered into a Securities Purchase Agreement (the "Agreement") with Vicis, which agreement was subsequently amended on January 15, 2010, pursuant to which Vicis furnished to the Company access to an $8,000,000 equity based credit line. Pursuant to the Agreement, Vicis established an escrow account (the “Holdback Account”) into which it deposited $8,000,000. If the Company’s cash resources fall below $1,500,000, the Company is entitled to make drawdowns in the amount of $500,000 from the Holdback Account in consideration of which, it is obligated to issue to Vicis, 5,000,000 shares of its Common Stock, as well as Series G Warrants for a corresponding number of shares of Common Stock per drawdown.

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

The warrants issuable upon each drawdown are exercisable through the second anniversary of issuance at a per share exercise price of $0.25. Vicis received piggy-back registration rights in respect of the shares and the shares of Common Stock issued and underlying the warrants.

For the period January 1, 2010 through March 31, 2010 the Company effected three drawdowns in the amount of $500,000 each, in consideration of which it issued to Vicis 15,000,000 shares of the Company’s Common Stock and warrants exercisable through January 19, 2012 to March 16, 2012 to purchase an additional 15,000,000 shares of the Company’s Common Stock. In April 2010, the Company effected an additional drawdown in the amount of $500,000. In consideration, the Company issued Vicis 5,000,000 shares of the Company’s Common Stock and warrants exercisable through April 12, 2012 to purchase an additional 5,000,000 shares of the Company’s Common Stock. As of April 12, 2010, the Company has $6 million remaining under the Agreement.

Employee Stock Options

In January and February 2010, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 200,000 shares of the Company’s Common Stock at a share price of $0.15. The options will be fully vested as of January 2012.

In February 2010, the Company issued 225,000 shares of Common Stock upon the exercise of stock options previously issued.

Warrant Exercises

For the period January 1, 2010 through March 31, 2010, the Company issued 2,144,000 shares upon the exercise of Common Stock purchase warrants. For the period April 1, 2010 through April 20, 2010, the Company issued 715,000, shares upon the exercise of Common Stock purchase warrants.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS CONTAINED HEREIN AND THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2009 ON FORM 10-K.

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

Ambient has been focused, since 2000, on the collaborative development of communication solutions that meet the needs of smart grid platforms. From inception, Ambient’s platform, which includes nodes, management systems and a suite of applications, has been architected to be an open standards-based system intended to support a variety of applications and services simultaneously.  Over the years, Ambient has developed and shipped three generations of communications nodes.  With each successive generation, Ambient has continued to support and integrate more applications while driving the cost lower.  Ambient began working on its fourth generation of the communications node during the summer of 2009 and anticipates prototypes being available for testing during the second quarter of 2010.

Throughout the past four years, Ambient has been a supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license its AmbientNMS®, and acquire engineering support in building out an intelligent grid/intelligent-metering platform, which generated approximately $12.6 million in revenues. In 2009, Ambient generated approximately $2.2 million in revenues from the sale of the X-3000 and X-3100 communications nodes which incorporate hardware, embedded software, and firmware essential to the functionality of the hardware device delivered at the time of sale (“Product”), software licenses and support. In September 2009, we entered into a long-term agreement to supply Ambient’s X-3100 Product for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, to date, received purchase orders for Product to be delivered through third quarter of 2010, amounting to approximately $11.7 million. As of May 17, 2010 we have recorded revenue of approximately $4.8 million from such orders.

With our Ambient Smart Grid®, our goal remains to be a leading designer, developer and systems integrator of a turnkey smart grid communications platform, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our internally developed energy sensing capabilities. We view the smart grid communications platform to be a key factor for utilities to efficiently integrate increasing portfolios of renewable energy generation into the electrical grid.

Ambient is seeking new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2010, Ambient’s principal target customers will continue to be electric utilities, primarily in North America, that will be deploying the smart grid technologies. Ambient intends to collaborate with other technology companies and utility customers to drive the development of new utility and consumer applications that create the need for its Ambient Smart Grid® platform.

To date, we have funded operations primarily through the sale of our securities. In connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such capital raises in the future, and anticipate that we will continue to incur losses during 2010.

PROSPECTS AND OUTLOOK

Our business success in the immediate future will largely depend on the expansion by our key customer of their existing deployments, as well as the deployment decisions of other utilities. Today, Ambient is reliant on one significant marquee customer that shares the Ambient vision for an open standards-based common communications infrastructure. We anticipate that we will continue to collaborate with this customer and continue to support their smart grid deployments.

Notwithstanding the above, Ambient recognizes that our customer could alter its vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting the prospects and outlook of the Company.

As we demonstrate success over the coming months, we believe that additional utilities will begin to accept and endorse the concept of one common communications infrastructure to support many utility and consumer applications, strengthening Ambient’s position. However, no assurance can be given that this development will in fact ultimately occur and even if it does that the Ambient Smart Grid® will be their choice technology.

Additionally, the time lag from the issuance of the federal mandate to assist the deployment of the smart grid to the development of workable programs to support such mandates is likely to have affected, and will continue to affect, the decision process of utilities as to scheduling deployment and expansion of smart grid projects. While Smart Grid Investment Grants were awarded by the U.S. Department of Energy (DOE) back in October 2009, contract negotiations between the utility recipients of the grants and the DOE have extended several months, with some project agreements only recently being finalized. These developments are likely to affect the cash flow that we are able to generate from purchase orders for Ambient Smart Grid® technologies.

As further clarity is achieved on both the federal and state levels relating to funding, standards, and the ability to receive regulatory approval from individual state regulators for smart grid deployments, we believe that the prospects for additional smart grid deployments should increase although no assurance can of course be provided that this will in fact occur.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUE. Revenues for the three months ended March 31, 2010 were $1,683,925 compared to $826,593 for the corresponding period in 2009. Revenues for each of the 2010 and 2009 periods were attributable to the sales of Products and software and services to Duke Energy. Revenues for the 2010 and 2009 periods related to the sales of Products totaled $1,665,065 and $792,663 respectively. The increase in revenue during the 2010 period reflects an increase in delivery of Ambient’s X-3100 Product base to fulfill purchase orders received from customer.

To date, we have received purchase orders for approximately $11.7 million for our X-3100 Product. We intend to fulfill the remainder of these purchase orders by the end of the third quarter of 2010. As of May 17, 2010 we have recorded revenue of approximately $4.8 million from such orders.

COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2010 was $1,141,038 compared to $731,236 during the corresponding period in 2009. Cost of goods sold included all direct costs related to manufacturing of Product and consisted primarily of direct material. Cost of goods sold for the 2010 period included the write down of excess and obsolete inventory while the 2009 period included expenses related to excess and obsolete inventory and write down of inventory to the lower cost to market. The increase in cost of goods sold during the 2010 period reflected the increase in production to fill purchase orders placed by customer.

GROSS PROFIT. Gross profit for the three months ended March 31, 2010 period was $542,877 compared to $95,357 for the corresponding period in 2009. The gross profit on Product sales amounted to $524,016 during the 2010 period compared to $61,427 in the 2009 period.   Our overall gross margins also increased from 12% in 2009 to 32% in 2010. The increase in gross margin percentage in the 2010 period as compared to the 2009 period was due to a number of factors including improved cost controls, and the introduction of the X-3100 Product. In addition, the 2009 period was negatively affected by changes made to the Product, which affected the associated cost to our X-3000 Product.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2010 were $1,564,900 compared to $1,001,709 during the corresponding period in 2009. The increase in research and development during the 2010 period was due primarily to the increase in personnel and consultants for the continued development of our X-3100 Product, as we readied it for full commercialization, and the development of our fourth generation communications node.  We expect that our research and development expenses will increase as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communications platforms.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2010 were $1,156,726 compared to $1,073,294 for the corresponding period in 2009. The increase in operating, general and administrative expenses was due to the increase in efforts to market and commercialize the Ambient Smart Grid® communications platforms. As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communications platform, we expect our operating, general and administrative expenses to increase for the remainder of the fiscal year 2010.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the three months ended March 31, 2010, we incurred non-cash stock-based compensation expense of $29,931 compared to $222,674 for the corresponding period in 2009.

INTEREST AND FINANCE EXPENSES. For the three months ended March 31, 2010, we incurred interest expense of $212,474 compared to $1,864,293 for the corresponding period in 2009. Interest totaling $28,865 for the 2010 period and $166,764 for the 2009 period related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008. Additionally, for the three months ended March 31, 2010 and 2009, we incurred non-cash interest expense of $183,609 and $1,697,529, respectively. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In January 2010, Vicis converted the remaining $10 million outstanding on the notes. Following the conversion of the notes, we no longer have any long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that cash on hand, the $6.0 million remaining from our equity based financing arrangement plus anticipated short-term revenue will allow us to meet our operating requirements for the remainder of fiscal year 2010. However, we may need to raise funds in order to allow for shortfalls in anticipated revenue, or to expand existing commercial deployments and/or to satisfy any additional significant purchase order that we may receive. At the present time, we have no assurances of additional revenue beyond the firm purchase orders we have received from our largest customer, nor do we have commitments for additional funding beyond the committed equity based financing arrangement described below.

Cash balances totaled $834,756 at March 31, 2010 and $987,010 at December 31, 2009.

Net cash used in operating activities for the three months ended March 31, 2010 was $1,563,658 and was used primarily to pay ongoing research and development and operating, general and administrative expenses.

Net cash used in investing activities totaled $170,217 during the three months ended March 31, 2010 and was for additions to property and equipment.

Net cash provided for financing activities totaled $1,581,621 during the three months ended March 31, 2010 and represented proceeds from the issuances of common stock under the equity based credit line, warrants, options, and was net of the payments on capitalized lease obligations

A discussion of our recent financings follows.

In July 2007, November 2007 and January 2008, we entered into Securities Purchase Agreements with an institutional investor, Vicis Capital Master Fund ("Vicis"), and raised gross proceeds of $12.5 million. The notes (the “Vicis Notes”) issued under the Securities Purchase Agreements had a term of three years and were payable between July 2010 and January 2011. The outstanding principal amounts of the Vicis Notes were convertible at the option of Vicis into shares of Common Stock at an original conversion price of $0.035 per share subject to certain adjustments. In November 2008, we and Vicis entered into a Debenture Amendment Agreement (the “Debenture Amendment Agreement”), pursuant to which Vicis invested in the Company an additional $8 million. In consideration of Vicis’ investment, we reduced the conversion price on the Vicis Notes from $0.035 per share to $0.015 per share. In November 2008, the conversion rate was reduced to the current rate of $0.015 per shares, subject to certain adjustments. On August 10, 2009, Vicis converted $2.5 million of the Vicis Notes into 166,666,667 shares of our common stock. On January 21, 2010, Vicis converted the remaining $10 million balance of the Vicis Notes into 666,666,667 shares of our common stock. Following the conversion of the Debentures, we no longer have any long-term debt.
On November 16, 2009, we entered into a Securities Purchase Agreement (the "Agreement") with Vicis, which agreement was subsequently amended on January 15, 2010 pursuant to which Vicis furnished to us access to an $8,000,000 equity based credit line. Pursuant to the Agreement, Vicis established an escrow account (the “Holdback Account”) into which it deposited $8,000,000. If our cash resources fall below $1,500,000, we are entitled to make drawdowns in the amount of $500,000 from the Holdback Account in consideration of which, we are obligated to issue to Vicis, 5,000,000 shares of our Common Stock, as well as Series G Warrants for a corresponding number of shares of Common Stock per drawdown. Any amounts in the Holdback Account that are not disbursed on or prior to June 30, 2011 (as such date may be extended by mutual agreement of the parties) will be returned to Vicis.

Between January 19 and April 12, 2010, we effected four draw-downs in the amount of the $2,000,000. Ambient may draw down on the Holdback account as needed until the entire $8,000,000 is exhausted. The warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25.

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

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMBIENT CORPORATION

Dated: May 17, 2010	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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