Form 10-Q
period 2010-06-30
AMBIENT CORP /NY
filed 2010-08-10
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
or

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

As of August 10, 2010, there were 1,593,190,354 shares of issuer's common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,374,229	$987,010
Accounts receivable	150,011	1,238,708
Inventory	632,438	361,201
Prepaid expenses and other current assets	199,949	202,568

Total current assets	2,356,627	2,789,487

Property and equipment, net	684,018	603,412

Total assets	$3,040,645	$3,392,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,791,983	$2,015,771
Accrued expenses and other current liabilities (including related party interest of $718,324 and $690,027 respectively)	924,797	829,041
Deferred revenue	37,724	158,686
Capital lease obligations, current portion	13,276	11,463
Convertible debt, current portion (net of discount of $-0- and $183,609)	-	9,816,391

Total current liabilities	2,767,780	12,831,352

NON-CURRENT LIABILITIES
Deferred rent	160,147	84,906
Capital lease obligations, less current portion	3,524	11,504

Total liabilities	2,931,451	12,927,762

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
2,000,000,000 and 2,000,000,000 shares authorized in 2010 and 2009;
1,594,190,354 and 899,039,687
issued; 1,593,190,354 and 898,039,687 outstanding, respectively	1,594,191	899,040
Additional paid-in capital	141,974,094	130,008,365
Accumulated deficit	(143,259,091)	(140,242,268)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity (deficit)	109,194	(9,534,863)

Total liabilities and stockholders' equity (deficit)	$3,040,645	$3,392,899

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,258,142	$857,183	$4,574,217	$30,590

Less: Cost of goods sold	3,782,123	756,854	2,641,085	25,618

Gross profit	2,476,019	100,329	1,933,132	4,972

Expenses
Research and development	2,958,554	2,017,105	1,393,654	1,015,396
Operating, general and administrative expenses	2,286,488	2,136,900	1,129,762	1,071,316
Stock based compensation - operating, general and administrative	35,190	471,062	5,259	248,388

Total expenses	5,280,232	4,625,067	2,528,675	2,335,100

Loss on disposition of property and equipment	-	(8,935)	-	-

Operating loss	(2,804,213)	(4,533,673)	(595,543)	(2,330,128)

Interest and finance expenses (including related party of $211,905, $333,333, $0 and $166,667)	(212,967)	(4,361,631)	(493)	(2,496,582)
Interest income	358	26,126	224	3,951

Net loss	$(3,016,822)	$(8,869,178)	$(595,812)	$(4,822,759)

Basic and diluted loss per share:
Net loss	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding	1,502,164,072	719,968,607	1,587,182,112	720,945,575

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,016,822)	$(8,869,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,502	138,084
Amortization of beneficial conversion feature of convertible debt	183,609	2,880,249
Financing costs related to warrant modification	-	1,147,167
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	35,190	471,062
Loss on disposition of property and equipment	-	8,935
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivables	748,237	1,647,890
Inventory	(271,237)	(365,652)
Prepaid expenses and other current assets	2,619	21,631
Increase (decrease) in:
Accounts payable	116,672	(327,872)
Deferred rent	75,241	-
Accrued expenses and other current liabilities	95,755	114,335
Deferred revenue	(120,963)	(33,930)

Net cash used in operating activities	(1,969,197)	(3,167,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	125,000
Additions to property and equipment	(263,108)	(96,279)
Proceeds from sale of property and equipment	-	460

Net cash (used in) provided by investing activities	(263,108)	29,181

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,500,000	-
Proceeds from exercise of warrants	100,065	9,000
Proceeds from exercise of options	25,625	-
Payments of capitalized lease obligations	(6,166)	(5,591)

Net cash provided by financing activities	2,619,524	3,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	387,219	(3,134,689)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	987,010	8,011,764

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,374,229	$4,877,075

Noncash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,062	$425,199

See Notes to Consolidated Financial Statements

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The Company has sustained losses since its inception, and expects to incur additional losses in the future. Although these losses have produced operating cash flow deficiencies, management believes that cash on hand, the $5.5 million remaining from the Company’s equity based financing arrangement described in Note 8 below plus anticipated short term revenue, will allow the Company to meet its operating requirements for the remainder of fiscal year 2010. However, the Company may need to raise additional funds in order to expand existing commercial deployments and/or to satisfy any additional significant purchase order that it may receive and to allow for shortfalls in anticipated revenue. At the present time, the Company does not have commitments for additional funding beyond the committed equity based financing arrangement described in Note 8 below.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) ratified Accounting Statement U 2010-13 (ASU), which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as June 30,
	2010	2009
Stock options	55,987,000	58,937,000
Warrants	100,968,831	118,549,997
Convertible debentures	------	833,333,333

NOTE 5 - SALES AND MAJOR CUSTOMERS

Revenues for the six and three months ending June 30, 2010 and 2009 were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)		(Unaudited)
Products	$6,220,422	$823,253	$4,555,357	$30,590
Software and services	37,720	33,930	18,860	—
	$6,258,142	$857,183	$4,574,217	$30,590

Duke Energy accounted for 100% of the Products and software and services revenue for the 2010 and 2009 periods.

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

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$153,993	$137,026
Finished goods	478,444	224,175
	$632,438	$361,201

NOTE 7 - CONVERTIBLE DEBT

In 2007 and 2008, the Company entered into various financing agreements with an institutional investor and the holder of a majority of the Company's issued and outstanding shares of common stock, par value $0.001 (the “Common Stock”) Vicis Capital Master Fund (the “Investor” or “Vicis”), pursuant to which the Company issued to Vicis convertible promissory notes in the amount of $12.5 million.  In August 2009, $2.5 million of convertible debt principal was converted into 166,666,667 shares common stock. In January 2010, the remaining outstanding balance of $10 million was converted into 666,666,667 shares of common stock. Upon the conversion in January 2010, the Company wrote off the remaining unamortized debt discounts totaling $183,609. At June 30, 2010 and December 31, 2009, accrued interest owed to Vicis amounted to $718,324 and $690,027, respectively.

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

For the period January 1, 2010 through June 30, 2010 the Company effected five drawdowns in the amount of $500,000 each, in consideration of which it issued to Vicis 25,000,000 shares of the Company’s Common Stock and warrants exercisable through January 19, 2012 to June 28, 2012 to purchase an additional 25,000,000 shares of the Company’s Common Stock.

Employee Stock Options

In January through May 2010, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 550,000 shares of the Company’s Common Stock at a share price of from $.095 to $0.15. The options will be fully vested as of May 2012.

In January to June 2010, the Company issued 625,000 shares of Common Stock upon the exercise of stock options previously issued to employees from the Company's 2000 Equity Incentive Plan.

Warrant Exercises

For the period January 1, 2010 through June 30, 2010, the Company issued 2,859,000 shares upon the exercise of Common Stock purchase warrants.
NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were filed and none were noted.

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

Ambient has been focused, since 2000, on the collaborative development of communication solutions that meet the needs of smart grid platforms. From inception, Ambient’s platform, which includes nodes, management systems and a suite of applications, has been architected to be an open standards-based system intended to support a variety of applications and services simultaneously.  Over the years, Ambient has developed and shipped three generations of communications nodes.  With each successive generation, Ambient has continued to support and integrate applications while driving the cost lower.  Ambient began working on its fourth generation of the communications node during the summer of 2009 and anticipates prototypes being delivered to Duke Energy, our marquee customer, for testing and evaluation in third quarter 2010.

Throughout the past four years, Ambient has been a supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license its AmbientNMS®, and acquire engineering support in building out an intelligent grid/intelligent-metering platform, which generated approximately $12.6 million in revenues. In 2009, Ambient generated approximately $2.2 million in revenues from the sale of the X-3000 and X-3100 communications nodes which incorporate hardware, embedded software, and firmware essential to the functionality of the hardware device delivered at the time of sale (“Product”), software licenses and support. In September 2009, we entered into a long-term agreement to supply Ambient’s X-3100 Product for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, to date, received from Duke Energy purchase orders amounting to approximately $21 million.

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

As we demonstrate success over the coming months, we believe that additional utilities will ultimately begin to accept and endorse the concept of one common communications infrastructure to support many utility and consumer applications, strengthening Ambient’s position. However, no assurance can be given that this development will in fact ultimately occur and even if it does that the Ambient Smart Grid® will be their choice technology.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2009

REVENUE. Revenues for the six and three months ended June 30, 2010 were $6,258,142 and $4,574,217, respectively, compared to $857,183 and $30,590 for the corresponding periods in 2009. Revenues for each of the 2010 and 2009 periods were attributable to the sales of Products and software and services to our marquee customer. Revenues for the six and three months ended June 30, 2010 related to the sales of Products totaled $6,220,422 and $4,555,357, respectively, compared to $823,253 and $30,590 for the corresponding periods in 2009. Revenue from the sale of software and services for the six and three months ended June 30, 2010 were $37,720 and $18,860, respectively, compared to $33,930 and $0 for the corresponding periods in 2009. The increase in revenue during the 2010 periods compared to the corresponding periods in 2009 reflects an increase in delivery of Ambient’s X-3100 Product base to fulfill purchase orders received from our marquee customer.

To date, we have received from our marquee customer purchase orders for approximately $21 million for our X-3100 Product.

COST OF GOODS SOLD. Cost of goods sold for the six and three months ended June 30, 2010 were $3,782,123 and $2,641,085, respectively, compared to $756,854 and $25,618 for the corresponding periods in 2009. Cost of goods sold included all costs related to manufacturing and selling Product and consisted primarily of direct material.  Cost of goods sold for the 2010 and 2009 periods included an inventory write down of excess and obsolete inventory. The increase in cost of goods sold during the 2010 period reflected the increase in production to fill orders placed by our marquee customer.

        GROSS PROFIT. Gross profit for the six and three months ended June 30, 2010 period were $2,476,019 and $1,933,132, respectively, compared to $100,329 and $4,972 for the corresponding periods in 2009. The gross profit on Product sales amounted to $2,438,298 and $66,399, respectively, for the six and three month periods ended June 30, 2010, compared to $1,914,272 and $4,972 for the corresponding periods in 2009.   Our overall gross margins increased to 42% and 40% for each of the six and three month periods in 2010 compared to 12% and 16% in the corresponding periods in 2009. The increase in the gross margin percentage in the 2010 periods compared to the 2009 periods was due to the introduction of the X-3100 which allowed for a number of factors including a consistent production and delivery schedule in 2010 and improved cost controls. The gross profit margins for the 2009 periods were lower due to the previous design of the product and low volume production.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2010 period were $2,958,554 and $1,393,654, respectively, compared to $2,017,105 and $1,105,396 for the corresponding periods in 2009. The increase in research and development during the 2010 periods was due primarily to the increase in personnel and consultants for the continued development of our fourth generation communications node.  We expect that our research and development expenses will increase as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communications platforms.

        OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the six and three months ended June 30, 2010 were $2,286,488 and $1,129,762 respectively, compared to $2,136,900 and $1,071,316 for the corresponding periods in 2009 The increase in operating, general and administrative expenses during the 2010 periods as compared to the 2009 periods was due to the increase in efforts to market and commercialize the Ambient Smart Grid® communications platforms. As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communications platform, we expect our operating, general and administrative expenses to increase for the remainder of the fiscal year 2010.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the six and three months ended June 30, 2010, we incurred non-cash stock-based compensation expense of $35,190 and $5,259, respectively, compared to $471,062 and $248,388 for the corresponding periods in 2009.

        INTEREST AND FINANCE EXPENSES. For the six and three months ended June 30, 2010, we incurred interest of $29,358 and $493, respectively, compared to $334,215 and $166,764 for the corresponding periods in 2009. The interest related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008. Additionally, for the six and three months ended June 30, 2010, we incurred non-cash interest of $183,609 and $0 , respectively, compared to 2,880,249 and $1,182,651 for the corresponding periods in 2009. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In January 2010, Vicis converted the remaining $10 million outstanding on the notes. Following the conversion of the notes, we no longer have any long-term debt.  In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

        Management believes that cash on hand, the $5.5 million remaining and available from our equity based financing arrangement described below plus anticipated short-term revenue will allow us to meet our operating requirements through June 30, 2011. As noted above, we have, to date, received from Duke Energy, purchase orders for the Product amounting to approximately $21 million. However, the Company may need to raise additional funds to expand existing commercial deployments and/or to satisfy any additional significant purchase order that it may receive and to allow for shortfalls in anticipated. At the present time, the Company does not have commitments for additional funding beyond the committed equity based financing arrangement described below.

Cash balances totaled $1,374,229 at June 30, 2010 and $987,010 at December 31, 2009.

Net cash used in operating activities for the six months ended June 30, 2010 was $1,969,197 and was used primarily to pay ongoing research and development and general and administrative expenses.

Net cash used in investing activities totaled $263,108 during the six months ended June 30, 2010 and was used primarily for additions to property and equipment.

Net cash provided by financing activities totaled $2,619,524 during the six months ended June 30, 2010 and represented proceeds from the issuances of common stock under the equity based credit line, warrants, options, and was net of the payments on capitalized lease obligations.

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

Between January 19 and June 30, 2010, we effected five draw-downs in the aggregate amount of the $2,500,000. We have remaining at our disposal in the account $5.5 million. Ambient may draw down on the Holdback account as needed until the entire $8,000,000 is exhausted. The warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of  Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

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

        During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS

Exhibit No.	Description

31
Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32
Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION

Dated: August 10, 2010	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31
Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32
Certification of John J. Joyce, Chief Executive Officer (Principal Executive officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.