Form 10-Q
period 2010-09-30
AMBIENT CORP /NY
filed 2010-11-08
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

As of November 8, 2010, there were 1,598,285,354 shares of issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

*The Balance Sheet at December 31, 2009 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our dependence on one key customer, our inability to obtain necessary financing; changes in economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,041,375	$987,010
Accounts receivable	1,358,871	1,238,708
Inventory	769,106	361,201
Prepaid expenses and other current assets	166,258	202,568

Total current assets	3,335,610	2,789,487

Property and equipment, net	698,270	603,412

Total assets	$4,033,880	$3,392,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,639,981	$2,015,771
Accrued expenses and other current liabilities (including related party interest	849,514	829,041
of $466,484 and $690,027 respectively)
Deferred revenue	18,863	158,686
Capital lease obligations, current portion	13,602	11,463
Convertible debt, current portion (net of discount of $-0- and $183,609)	-	9,816,391

Total current liabilities	3,521,960	12,831,352

NON-CURRENT LIABILITIES
Deferred rent	178,577	84,906
Capital lease obligations, less current portion	-	11,504

Total liabilities	3,700,537	12,927,762

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
2,000,000,000 and 2,000,000,000 shares authorized in 2010 and 2009;
1,599,190,354 and 899,039,687
issued; 1,598,190,354 and 898,039,687 outstanding, respectively	1,599,190	899,040
Additional paid-in capital	142,506,092	130,008,365
Accumulated deficit	(143,571,939)	(140,242,268)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity (deficit)	333,343	(9,534,863)

Total liabilities and stockholders' equity (deficit)	$4,033,880	$3,392,899

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$11,233,949	$918,260	$4,975,807	$61,077

Less Cost of goods sold	6,779,743	935,188	2,997,620	178,334

Gross profit (loss)	4,454,206	(16,928)	1,978,187	(117,257)

Expenses
Research and Development	4,226,600	3,265,443	1,268,046	1,248,338
Operating, general and administrative expenses	3,524,104	3,143,977	1,237,616	1,007,077
Stock based compensation - operating, general and administrative	72,187	704,057	36,997	232,995

Total expenses	7,822,891	7,113,477	2,542,659	2,488,410

Loss on disposition of property and equipment	-	(9,513)	-	(578)

Operating loss	(3,368,685)	(7,139,918)	(564,472)	(2,606,245)

Interest and finance expenses	(213,384)	(4,791,700)	(416)	(430,069)
Gain on conversion of debentures	251,840		251,840
Interest income	558	28,021	199	1,895

Net loss	$(3,329,671)	$(11,903,597)	$(312,849)	$(3,034,419)

Basic and diluted loss per share:
Net loss	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,538,475,035	752,581,202	1,593,190,354	816,742,937

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,329,671)	$(11,903,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,259	210,352
Amortization of beneficial conversion feature of convertible debt	183,609	3,161,448
Financing costs related to warrant modification		1,147,167
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	72,187	704,057
Gain on conversion of debentures	(251,840)
Loss on disposition of property and equipment	-	9,513
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivables	(290,391)	1,661,053
Inventory	(407,905)	(166,399)
Prepaid expenses and other current assets	36,310	34,413
Increase (decrease) in:
Accounts payable	794,439	(58,744)
Deferred rent	93,671	-
Accrued expenses and other current liabilities	272,304	149,022
Deferred revenue	(139,823)	60,373

Net cash used in operating activities	(2,694,851)	(4,991,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	125,000
Additions to property and equipment	(367,118)	(217,794)
Proceeds from sale of property and equipment	-	460

Net cash used in investing activities	(367,118)	(92,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,000,000	-
Proceeds from exercise of warrants	100,065	857,263
Proceeds from exercise of options	25,633	-
Payments of capitalized lease obligations	(9,364)	(8,491)

Net cash provided by financing activities	3,116,334	848,772

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,365	(4,234,904)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	987,010	8,011,764

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,041,375	$3,776,860

Noncash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000,000	$2,500,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,478	$425,913

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The Company has sustained losses since its inception, and expects to incur additional losses during the remainder of 2010. Although these losses have produced operating cash flow deficiencies, management believes that cash on hand plus anticipated revenue from firm purchase orders, and  the $5 million remaining from the Company’s equity based financing arrangement described in Note 8 below will allow the Company to meet its operating requirements for at least the next twelve month. However, it is conceivable that we may raise additional funds to expand existing commercial deployments, consider investment opportunities, and/or to satisfy any additional significant purchase order that it may receive and to allow for shortfalls in anticipated revenue. At the present time, the Company does not have commitments for additional funding beyond the committed equity based financing arrangement described in Note 8 below.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

	Shares of Common Stock Issuable upon Conversion/Exercise of as September 30,
	2010	2009
Stock options	55,987,000	58,937,000
Warrants	105,968,831	81,783,331
Convertible debentures	---	666,666,667

NOTE 5 - SALES AND MAJOR CUSTOMERS

Revenues for the nine and three months ending September 30, 2010 and 2009 were as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)		(Unaudited)
Products	$11,177,368	$871,758	$4,956,947	$48,505
Software and services	56,581	46,502	18,860	12,572
	$11,233,949	$918,260	$4,975,807	$61,077

Duke Energy accounted for 100% of the Products and software and services revenue for the 2010 and 2009 periods.

NOTE 6 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method (FIFO) basis. Market, with respect to direct materials, is replacement cost and is net realizable value for finished goods. Finished goods primarily includes shipments in transit which represent the cost of finished goods inventory shipped for which title has yet to pass to our customer. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$149,232	$137,026
Finished goods	619,874	224,175
	$769,106	$361,201

NOTE 7 - CONVERTIBLE DEBT

In 2007 and 2008, the Company entered into various financing agreements with an institutional investor and the current holder of a majority of the Company's issued and outstanding shares of Common Stock, Vicis Capital Master Fund (the “Investor” or “Vicis”), pursuant to which the Company issued convertible promissory notes in the amount of $12.5 million.  In August 2009, $2.5 million of convertible debt principal was converted into 166,666,667 shares common stock. In January 2010, the remaining outstanding balance of $10 million was converted into 666,666,667 shares of common stock. Upon the conversion in January 2010, the Company wrote off the remaining unamortized debt discounts totaling $183,609.

In addition, the Company determined and adjusted the amount of accrued interest owed to Vicis after the notes were converted as discussed above. For the nine and three months ended September 30, 2010, the Company recorded a gain on the conversion of the debentures totaling $251,840.  Such gain represents the reversal of accrued interest recorded in previous periods.

At September 30, 2010 and December 31, 2009, accrued interest owed to Vicis amounted to $466,484 and $690,027, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY

Securities Purchase Agreement

On November 16, 2009, the Company entered into a Securities Purchase Agreement (the "Agreement") with Vicis, which agreement was subsequently amended on January 15, 2010, pursuant to which Vicis furnished to the Company access an equity based financing arrangement. Pursuant to the Agreement, Vicis and Ambient established an escrow account (the “Holdback Account”) into which it then deposited $8,000,000. Under the arrangement, if the Company’s cash resources fall below $1,500,000, the Company is entitled to make drawdowns in the amount of $500,000 from the Holdback Account in consideration of which, it is obligated to issue to Vicis, 5,000,000 shares of its Common Stock, as well as Series G Warrants for a corresponding number of shares of Common Stock per drawdown.

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

For the period January 1, 2010 through September 30, 2010, the Company effected six drawdowns in the amount of $500,000 each, in consideration of which it issued to Vicis 30,000,000 shares of the Company’s Common Stock and warrants exercisable through January 19, 2012 to September 30, 2012 to purchase an additional 30,000,000 shares of the Company’s Common Stock.

Employee Stock Options

In January through September 2010, the Company granted options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 550,000 shares of the Company’s Common Stock at a share price of from $.095 to $0.15. The options will be fully vested as of May 2012.

In January through September 2010, the Company issued 625,000 shares of Common Stock upon the exercise of stock options previously granted to employees from the Company's 2000 Equity Incentive Plan.

Warrant Exercises

For the period January 1, 2010 through September 30, 2010, the Company issued 2,859,000 shares upon the exercise of Common Stock purchase warrants.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing.

On October 18, 2010, the Company granted options to officers and various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 45,275,000 shares of the Company’s Common Stock at a share price of $0.12. The options will be fully vested as of September 30, 2013.

On October 18, 2010, the Company granted options to various Directors from the Company’s 2002 Non-employee Directors Plan to purchase up to 12,320,000 shares of the Company’s Common Stock at a share price of $0.12. The options will be fully vested as of September 30, 2012.

In October 2010, the company granted non-plan options to various consultants to purchase up to 1,500,000 shares of the Company’s Commons Stock at share prices of from $0.12 to $0.123. The options will be fully vested as of September 30, 2013.

In October 2010, the Company issued 95,000 shares of Common Stock upon the exercise of stock options previously granted to employees from the Company's 2000 Equity Incentive Plan.

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

OVERVIEW

Ambient Corporation (“Ambient”, the “Company” “we or “us”) is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks over existing medium and low-voltage distribution grids, thereby enabling smart grid applications. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network to serve the “last mile” backhaul necessary for utilities to implement smart grid applications such as Advanced Metering Infrastructures (AMI), Demand Side Management (DSM), Distribution Monitoring and Automation, and direct load control and more. When combined, these applications may offer economic, operational and environmental benefits for utilities, and ultimately utility customers.

Ambient has been focused, since 2000, on the collaborative development of communication solutions that meet the needs of smart grid platforms. From inception, Ambient’s platform, which includes nodes, management systems and a suite of applications, has been architected to be an open standards-based system intended to support a variety of applications and services simultaneously.  Over the years, Ambient has developed and delivered for deployment three generations of communications nodes.  With each successive generation, Ambient has continued to support and integrate applications while driving costs lower.  Ambient began working on its fourth generation of the communications node during the summer of 2009 and anticipates prototypes being delivered to Duke Energy, our marquee customer, as well as Verizon Wireless and others for testing, evaluation, and certification before the fiscal year end 2010.

Throughout the past four years, Ambient has been a key supplier to Duke Energy’s smart grid initiatives. In 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes, license it's AmbientNMS®, and acquire engineering support in building out an intelligent grid/intelligent-metering platform, which generated approximately $12.6 million in revenues for the Company. In 2009, Ambient generated approximately $2.2 million in revenues from the sale of the X-3000 and X-3100 communications nodes which incorporate hardware, embedded software, and firmware essential to the functionality of the hardware device delivered at the time of sale (“Product”), software licenses and support. In September 2009, we entered into a long-term agreement to supply Ambient’s X-3100 Product for deployment throughout the utility’s electric power distribution grid. Under the terms of the agreement, we have, as of September 30th, 2010, received and accepted from Duke Energy purchase orders amounting to approximately $46.1 million.

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

Since inception, we have funded operations primarily through the sale of our securities. In connection with the continued development and upgrade, marketing, and deployment of our products, technology, and services, we anticipate that we will continue to augment our revenue generation capabilities with such capital raises in the future, and anticipate that we will continue to incur losses during the remainder of 2010.

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

As we have demonstrated success over the course of 2010, we believe that additional utilities will ultimately begin to accept and endorse the concept of one common communications infrastructure to support many utility and consumer applications, strengthening Ambient’s position. However, no assurance can be given that this development will in fact ultimately occur and even if it does that the Ambient Smart Grid® will be their choice technology.

 RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE. Revenues for the nine and three months ended September 30, 2010 were $11,233,949 and $4,975,807 respectively, compared to $918,260 and $61,077 for the corresponding periods in 2009. Revenues for each of the 2010 and 2009 periods were attributable to the sales of Products and software and services to our marquee customer. Revenues for the nine and three months ended September 30, 2010 related to the sales of Products totaled $11,177,368 and $4,956,947, respectively, compared to $871,758 and $48,505 for the corresponding periods in 2009. Revenue from the sale of software and services for the nine and three months ended September 30, 2010 were $56,581 and $18,860, respectively, compared to $46,502 and $12,572 for the corresponding periods in 2009. The increase in revenue during the 2010 periods compared to the corresponding periods in 2009 reflects an increase in delivery of Ambient’s X-3100 Product base to fulfill purchase orders received from our marquee customer.

COST OF GOODS SOLD.  Cost of goods sold for the nine and three months ended September 30, 2010 were $6,779,743 and $2,997,620, respectively, compared to $935,188 and $178,334 for the corresponding periods in 2009. Cost of goods sold included all costs related to manufacturing and selling Product and consisted primarily of direct material.  Cost of goods sold for the 2010 and 2009 periods included an inventory write down of excess and obsolete inventory. The increase in cost of goods sold during the 2010 periods as compared to the corresponding periods in 2009 reflected the increase in sales and production to fill orders placed by our marquee customer.

GROSS PROFIT. Gross profit for the nine and three months ended September 30, 2010 period were $4,454,206 and $1,978,187 respectively, compared to a loss of $16,928 and $117,257 for the corresponding periods in 2009. The gross profit on Product sales amounted to $4,397,625 and $1,959,327, respectively, for the nine and three month periods ended September 30, 2010, compared to a loss of $63,430 and $129,829 for the corresponding periods in 2009.   Our overall gross margins increased to 40% for each of the nine and three month periods in 2010 compared to a gross loss of 2% and 192% in the corresponding periods in 2009.  The increase in the gross margin percentages in the 2010 periods reflect the introduction of the X-3100 which allowed for a stable production and delivery schedule throughout 2010. The 2009 periods were negatively affected due to low volume pricing from our contract manufacturer, and a write down of inventory of excess and obsolete inventory resulting from the transition from second to third generation technology.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2010 period were $4,226,600 and $1,268,046, respectively, compared to $3,265,443 and $1,248,338 for the corresponding periods in 2009. The increase in research and development during the 2010 periods was due primarily to the increase in personnel and consultants for the continued development of smart grid applications to be incorporated into the Ambient platform as well as the continued development of our fourth generation communications node.  We expect that our research and development expenses will remain stable and or increase as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communications platforms.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel and executives, business development, and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the nine and three months ended September 30, 2010 were $3,524,104 and $1,237,616 respectively, compared to $3,143,977 and $1,007,077 for the corresponding periods in 2009   The increase in operating, general and administrative expenses during the 2010 periods as compared to the 2009 periods was due to the increase in efforts to market and commercialize the Ambient Smart Grid® communications platforms.   As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communications platform, we expect our operating, general and administrative expenses to increase for the remainder of the fiscal year 2010.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the nine and three months ended September 30, 2010, we incurred non-cash stock-based compensation expense of $72,187 and $36,997, respectively, compared to $704,057 and $232,995 for the corresponding periods in 2009.

             INTEREST AND FINANCE EXPENSES. For the nine and three months ended September 30, 2010, we incurred interest of $29,775 and $416, respectively, compared to $481,489 and $148,156 for the corresponding periods in 2009. The interest related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008. Additionally, for the nine and three months ended September 30, 2010, we incurred non-cash interest of $183,609 and $0, respectively, compared to $4,310,211 and $281,913 for the corresponding periods in 2009. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In January 2010, Vicis converted the remaining $10 million outstanding on the notes. Following the conversion of the notes, we no longer have any long-term debt.  In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

GAIN ON CONVERSION OF DEBENTURES. The Company determined and adjusted the amount of accrued interest owed to Vicis Capital Master Fund after the notes were converted as discussed above.   For the three and nine months ended September 30, 2010, the Company recorded a gain on the conversion of the debentures totaling $251,840.  Such gain represents the reversal of accrued interest recorded in previous periods.

LIQUIDITY AND CAPITAL RESOURCES

            Management believes that cash on hand, plus anticipated revenue from firm purchase orders, and the $5 million remaining and available from our equity based financing arrangement described below, will allow us to meet our operating requirements for at least the next twelve month. As noted above, as of September 30, 2010 we have, received and accepted from Duke Energy, purchase orders for the Product amounting to approximately $46.1 million. However, it is conceivable that we may raise  additional funds to expand existing commercial deployments, consider investment opportunities,  and/or to satisfy any additional significant purchase order that it may receive and to allow for shortfalls in anticipated revenue. At the present time, we do not have commitments for additional funding beyond the committed equity based financing arrangement described below.

Cash balances totaled $1,041,375 at September 30, 2010 and $987,010 at December 31, 2009.

Net cash used in operating activities for the nine months ended September 30, 2010 was $2,694,851 and was used primarily to pay ongoing research and development and general and administrative expenses.

Net cash used in investing activities totaled $367,118 during the nine months ended September 30, 2010 and was used for additions to property and equipment.

Net cash provided by financing activities totaled $3,116,334 during the nine months ended September 30, 2010 and represented proceeds from the issuances of common stock under the equity based credit line, warrants, options, and was net of the payments on capitalized lease obligations.

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

Between January 19 and November 8, 2010, we effected six draw-downs in the aggregate amount of the $3,000,000. We have remaining at our disposal in the account $5 million. Ambient may draw down on the Holdback account as needed until the entire $8,000,000 is exhausted. The warrants are exercisable through the second anniversary of issuance at a per share exercise price of $0.25.

 ITEM 4.  CONTROLS AND PROCEDURES

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

         During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMBIENT CORPORATION

Dated: November 8. 2010	By:	/s/ John J. Joyce
John J. Joyce
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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