Form 10-K
period 2010-12-31
AMBIENT CORP /NY
filed 2011-02-23
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No  ☑

The registrant had 1,648,826,354 shares of common stock outstanding as of February 22, 2011.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010, was $15,666,074 computed by reference to the closing price of such common stock on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

AMBIENT CORPORATION
2010 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

OVERVIEW

        Ambient Corporation (“Ambient” the “Company” “we or “us”) is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks for the medium and low-voltage distribution grid. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network designed to modernize the power grid infrastructure, making it more receptive to wide-scale adoption of renewable energy sources and supportive of new energy efficiency technologies and programs. The Ambient Smart Grid® platform facilitates a utility’s ability to implement smart grid applications such as Advanced Metering Infrastructures (AMI), Demand Side Management (DSM), Distribution Monitoring and Automation, direct load control and more. When combined, these applications offer economic, operational and environmental benefits for utilities, and ultimately the utility customers.

    Ambient has been focused, since 2000, on the collaborative development of communication solutions that meet the needs of utilities to ultimately deploy what is now referred to as the smart grid. From inception, Ambient’s platform, which includes nodes, management systems, current transformers and a suite of applications, has been designed to function as an open standards-based system intended to support a variety of applications and services simultaneously. Over the years, Ambient has developed and delivered three generations of smart grid communications nodes that with thousands of our units deployed in the field are already beginning to transform today’s century-old power delivery system into an advanced energy network that provides timely energy usage information and remote grid monitoring, automation and control. With each successive generation, Ambient has continued to support and integrate additional applications, while driving lower the manufacturing costs and price to our customers making our products even more attractive. In December 2010, Ambient delivered to our marquee customer, units of our fourth generation communications node which are being beta tested in the field.

Throughout the past five years, Ambient has been a key supplier to Duke Energy’s grid efficiency programs, and the leading supplier of the smart grid communications nodes for their smart grid deployments. During 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications nodes and to license our AmbientNMS®, to enable the building out of an intelligent grid/intelligent-metering platform, which generated approximately $14.8 million in revenues throughout 2008 and 2009.

In September 2009, we entered into a long-term agreement, running through 2015 to supply Ambient’s X-3100 Node and to license our management software – AmbientNMS® for deployment throughout the utility’s electric power distribution grid. Since the execution of the agreement, we have generated, through December 31, 2010, approximately $21.1 million in revenues from the sale of our product.

With Ambient Smart Grid®, our goal remains to be a leading designer, developer and systems integrator of smart grid communications platforms, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our communications platform and our internally developed energy sensing capabilities. We view a flexible smart grid communications platform to be a key factor for utilities to efficiently integrate the increasing portfolios of smart grid technologies and applications into and on the electrical grid.

Ambient continues to seek new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2011, Ambient’s principal target customers will continue to be electric utilities that seek to both increase efficiencies in the delivery of energy and enable consumers to better understand and manage their energy consumption.  Ambient seeks to continue to extend existing relationships and develop new relationships to collaborate on efforts to drive the development of new functionality for both utility and consumer applications that further enhance the value of the Ambient Smart Grid® platform.

Ambient is a Delaware Corporation incorporated on June 26, 1996. Since inception, we have funded operations primarily through the sale of our securities and most recently from the revenue generated from purchase orders received from our marquee customer. In connection with the continued development, upgrade, and marketing of our products, technology, and services, Ambient will continue to emphasize the ongoing development efforts necessary to complete development of our fourth generation node, incorporate additional applications into our platform, and to continue to enhance the capabilities and functionality of our AmbientNMS® system.

In February 2011, our majority stockholder approved a reverse split of our common stock, in the range of 1-for 30 to 1-for 100, which our Board of Directors may implement in its discretion (if at all) before December 31, 2011, without any further stockholder approval.  Our Board approved and recommended the reverse stock split primarily in order to increase Ambient’s prospects of successfully listing its common stock on the NASDAQ Capital Market.

INDUSTRY BACKGROUND

The existing electrical power distribution system continues to be under increasing pressure to catch up to the digital economy.  Through the incorporation and deployment of advanced communication technology throughout the grid system, the singular approach of building new environmentally unfriendly centrally located power plants to meet energy and capacity requirements will no longer be the sole solution to utilities. The smarter grid will help increase the use of renewable capacity, embrace the emergence of electric vehicles and distributed generation, and equip customers with the tools and technology needed to help navigate through an environment increasingly concerned with such issues as climate change, rising costs, increasing regulation, and energy independence. Increasing the efficiency in the delivery of energy will continue to be an emphasis for utilities and regulators alike.  A dedicated communication infrastructure to monitor and manage the distribution grid is a key enabler for accomplishing this efficiency.

In 2007, the Federal Energy Independence and Security Act underscored the need for a smart grid and provided a mechanism for federal funds to help promote smart grid deployments and developments. The prospects of the deployment of smart grid technologies were significantly advanced through the passage of both the Troubled Asset Relief Program, which reduced the period of depreciation of smart grid assets from twenty years to ten years and the later passage of the American Reinvestment and Recovery Act (ARRA) in February 2009, which provided stimulus funding of smart grid projects. In March 2010, the smart grid received a further federal boost with the release of the National Broadband Plan that highlighted the role smart grid communications can have in improving the grid’s reliability, security and efficiency.

The ultimate allocation of funding from the federal government provided by the ARRA (Stimulus Funding) was intended to eliminate a portion of the risk associated with early adoption of technology.  The promise of funding encouraged utilities considering smart grid deployments to actively develop business and deployment plans and to negotiate terms with the U.S. Department of Energy ("DOE") to receive the ARRA funds.  For many utilities, this process required significant effort over many months, and thus resulted in the lack of available federal funds throughout 2009 and into 2010. Many of the ultimate grant recipients executed agreements with the DOE and thus smart grid deployments began in earnest in the later part of 2010.

AMBIENT SOLUTION

THE AMBIENT SMART GRID® COMMUNICATIONS NETWORK

Ambient’s vision for the smart grid calls for solutions based on interoperable and open, standards-based technologies.  This vision is made a reality through the Ambient Smart Grid® Node and network management system - AmbientNMS® and an open application environment. A common underlying communications platform (Ambient Smart Grid®) is utilized to support all the smart grid applications and services in parallel to achieve the lowest cost point on an overall system basis while achieving a high level of integration of communications services and applications.  The use of open, standards-based technologies is widely accepted as the basis for the success of the Internet and credited with enabling all of the applications that have evolved on the Internet.  Ambient’s communication platform relies on distributed Ambient Smart Grid® Nodes incorporating remote processing and flash memory that allow for a robust application-hosting environment enabling the platform to evolve like the Internet. Additionally, remote processing and storage of data combined with the ability to access this locally, without the use of the backhaul connection, allow the utility and end users to limit network charges.

Ambient’s distributed platform system architecture are depicted below in Figure 1.

Rather than the typical disconnected and application specific communications systems that have been the norm in the utility environment, Ambient provides a common communications platform that allows costs to be allocated across many applications or purposes thus enhancing the value and minimizing the overall costs of the communications infrastructure and total smart grid build out.  The Internet is an excellent reference and analogy for the common infrastructure concept. The growing trend of providing multiple communications services (television, telephone, and Internet access) over a single medium into the premises demonstrates the concept, both technically and economically, of supporting multiple services and applications over a common network infrastructure. This holistic approach will enable a variety of distribution system monitoring and management capabilities that have not thus far not been feasible or not even envisioned today.

AMBIENT SMART GRID® COMMUNICATIONS PLATFORM FUNCTIONALITY AND BENEFITS

Complete Turnkey Delivery: Ambient designs and builds the core network hardware and management software incorporating smart grid communication technologies. Our familiarity with multiple communications protocols, architecture, hardware, and software requirements, coupled with experienced field engineers, provides us with the tools necessary for a successful rollout.

Open Architecture: For a smart grid to evolve with the advancement in technologies, and expectations of what the smart grid will enable, utilities need an open and flexible platform architecture comprised of open and flexible building blocks such as the Ambient Smart Grid® Node (“Node”) and AmbientNMS®. Ambient’s architecture for the communications Node, offers the openness and flexibility that allows utilities to mix and match smart grid application technologies today, and a platform that can evolve with the technology.  As no single communication technology is likely to meet all smart grid requirements for all environments or locations, the use of an open and flexible communications architecture and Node is more likely to ensure higher levels of interoperability, longevity and overall success. Having several available Node components and options overcomes fundamental impediments, such as topographical, economical, or other inherent impediments in the physical infrastructure itself, and will be required to successfully address as large a portion of the system requirements as possible.

 Wide Area Network (WAN) Technologies: There are a variety of Ethernet technologies, both wired and wireless, that can be used by Ambient’s Node for backhaul or WAN purposes.  The use of 3G/4G cellular wireless networks for WAN services for a large, if not the most significant, portions of the smart grid infrastructure is most practical as it leverages the cellular carrier's commitment and investment into their wireless network.  Although utilities have a long history of using cellular networks for some applications, the scale required for the smart grid is unprecedented.   The availability of multiple carriers and technologies is beneficial.  The 3G networks of today and the planned 4G networks being rolled-out certainly provide sufficient bandwidth to address the requirements of the smart grid.

Local Area Network (LAN) Technologies: Ambient’s Node also supports a variety of LAN technologies.  As demonstrated with its products to date, Ambient has been able to support a variety of smart grid applications and services with these technologies.  Ethernet and serial ports are the basic and most commonly found technologies used for communications interfaces.  This is why Ambient’s typical Node configuration has included both Ethernet and serial (RS-232) ports.

The Ambient Node supports multiple communication technologies simultaneously allowing a utility to leverage a single communications infrastructure to support many smart grid applications that rely on different communication methods i.e. 3G cellular, Wi-Fi, 900MHz radio frequency, power line carrier etc., all operating in parallel in a single communications Node. Each customizable Node combines to create the overarching communication platform that protects a utility against stranding IT and smart grid related assets. A graphical description of how an individual Node can function as part of a collected platform is below.

The Node utilizes standard-based protocols as well as proprietary technologies for communications. This allows the Ambient Smart Grid® platform to connect with any IP device as well as legacy systems and vendor technologies reliant on proprietary protocols. Ambient’s architecture provides utilities an open IP-based architecture that pushes proprietary technologies out to the fringes of the network, which enhances the flexibility and longevity of the overall architecture.   Flexibility with communication technologies and protocols means in different segments of the utility’s distribution network a single communications platform and foundational architecture can be leveraged yet customized to meet locational needs and economies that vary between urban and rural environments.

Flexible and Expandable Network Architecture: The Ambient Smart Grid® communications platform permits sequential expansions corresponding to actual demand. When the platform is first deployed, separate network elements can be “bridged” at specific points. As the network load increases, switches and/or routers can maximize the bandwidth available to a particular network segment. At higher subscriber densities, additional backhaul connectivity points may be added. By allowing utilities to build networks that provide just the capacity that is needed, as it is needed, we help our customers minimize initial installation costs, shorten the time between investment and realization of revenues, and reduce operations and maintenance expense.

Ability to Integrate Many Applications: Utility operators are not limited to Advanced Meter Reading (AMR), smart metering, or other applications at the end of the distribution grid: Grid operators can monitor and communicate with Nodes or any piece of IP-based equipment integrated at any point along the medium and low voltage distribution network, which can range from distributed generation resources, power quality control devices, and a range of Demand Side Management and Demand Response applications. When couplers are integrated into an Ambient Smart Grid® communications network, information on the current of the distribution grid can be obtained in real-time enabling better energy management, predictive maintenance and less system down-time which can combine to reduce the need for additional generation facilities.

Outage Detection and Restoration Confirmation: Rather than dedicated outage detection systems that employ either customer premise or service side equipment, the Node is powered from the low voltage line itself and can be equipped with an optional battery that can help a utility specifically identify line outages and allow for continued Node operation in the event of such a power outage. Access to the Nodes in an outage scenario allows timely recognition of outage locations and provides invaluable input to the restoration process. Additional information provided by our energy sensing capabilities may also provide useful and preventative information to utilities.

Support External Applications: A high-speed Ambient Smart Grid® enhances traditional low bandwidth, one-way applications such as meter reading. In addition to the elimination of the labor required to visit every customer location each month, or the inaccuracies introduced by customer self-reporting, the constant real-time load data can enhance a utility's ability to balance its supply portfolio, improve its load profiling, and increase its knowledge of customer usage patterns. Meters that remotely turn service on or off can be deployed, eliminating the labor involved in this non-repair, non-revenue task. Additionally, real-time communications enabled by Ambient’s high-speed backhaul network allow utilities the flexibility to introduce time-of-use pricing models.

Application Development Environment: To support our collaborative efforts, Ambient has developed specifications for developing and supporting third-party applications to run on the Ambient’s platform.  The specifications provide for third-party applications to run in a structured, controlled, and predictable environment. This framework has been used to support third party application to provide connectivity to, and management of, their distribution line sensors.  This configuration is deployed for testing in the field today.

AMBIENT STRATEGY

We intend to generate revenues and gross margin from the sales, and support of the necessary equipment and technologies, of the Ambient Smart Grid® communications platform, licensing of our network management system, AmbientNMS®, and from software maintenance. Our efforts include the following areas of focus:

BUSINESS DEVELOPMENT

Ambient believes the industry is being driven by a few key early adopters who will set the stage for additional smart grid deployments of our open architecture design. Ambient has and will continue to work closely with utility partners to develop an increasing value proposition for each utility’s unique needs and infrastructure. Ambient will focus engineering efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® solution, creating an even more attractive business model for other utilities. In 2010, Ambient expanded our relationships with the public carriers by adding certifications on the Sprint Network to our long-standing relationship with Verizon Wireless.

EXPAND THE RANGE OF AMBIENT SMART GRID® APPLICATIONS

Applications create the need for the platform, and thus our goal is to drive application development. The Ambient Smart Grid® communications platform incorporates our voltage and current sensing capabilities (Energy Sensing) allowing for outage notification. We believe that growth in the smart grid communications industry will come primarily as utilities deploy and adopt smart grid applications. Applications, such as AMR/AMI allowing for time-of-day pricing, demand side management, and the potential to assist in direct load control, which enables the reduction of electrical usage at critical times, will require the backhaul capability provided by the Ambient Smart Grid® network. Ambient is currently piloting and deploying some of the aforementioned applications.

PURSUE OUR ROLE AS A PIONEERING SYSTEMS INTEGRATOR

We are committed to continuing our role as a supplier of a turnkey smart grid communications platform, taking responsibility for network design, hardware and software delivery, installation support, operator training and network management. Our familiarity with the architecture, hardware, and software requirements from years of close collaboration with major utility clients has enabled us to design the Ambient Smart Grid® communications platform from the ground up and to meet individual utility requirements. Ambient designs, manufactures (through a contract manufacturer) and markets the key hardware and software components of the Ambient Smart Grid® network. We have developed strategic relationships with key material and fabrication suppliers, and have put in place a reliable, scalable supply chain for timely delivery of the necessary product. Our technical personnel, including experienced field engineers, support pilot as well as larger deployments, ensuring successful Ambient Smart Grid® rollouts.

FURTHER ENHANCE THE AMBIENTNMS®

To manage communications networks, we have developed, and continue to improve, our network management software solution, AmbientNMS®. Ambient has developed AmbientNMS® to work with Ambient and non-Ambient hardware and it currently manages multiple Ambient-supported networks. AmbientNMS® allows for multiple user groups, each with customizable permission and views. Using the AmbientNMS®, a user can sort and filter lists and views via many Node parameters including geographical views, enabled applications, firmware and software versions and more. We intend to continue to develop and extend our network design expertise, as well as our hardware and software technology and our deployment and network management capabilities, to generate revenues from all phases of Ambient Smart Grid® communication deployments. To date, we have not sold and /or licensed any software for use on third party equipment.

EXPAND OUR STRATEGIC COLLABORATIVE RELATIONSHIPS

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

INDUSTRY STANDARDIZATION EFFORTS

We believe that open standards and interoperability will hasten the deployment of all smart grid technology and lead to greater success for both Ambient and the entire smart grid industry, and we are active in standards organizations and efforts to promote openness and interoperability. Ambient is a voting member of the National Institute of Standards and Technology’s Smart Grid Interoperability Panel (NIST SGIP) and several working groups such as PAP15.

We will continue to drive industry standardization efforts through leadership roles in the major industry associations and standards setting organizations, and promote open standards through our participation in both local and federal smart grid and utility organizations including the GridWise Alliance, DRSG, UTC, EEI, NRECA, IEEE and more.

COMMERCIAL DEPLOYMENTS

Duke Energy is currently deploying the Ambient Smart Grid® and AmbientNMS®. The deployments are directed towards a variety of goals, including developing, integrating, and demonstrating smart grid utility applications within our product offering.

DUKE ENERGY

Since 2005, Ambient has worked and collaborated with Duke Energy, our marquee customer, and an innovator and early adopter of smart grid technologies. Over the course of that time, 98% of Ambient’s revenue has been generated from contracts with and purchase orders received from Duke Energy for the Ambient Smart Grid® platform which has allowed this utility to deploy a robust smart grid platform. Our relationship with this customer has supported the development and enhancement of the Ambient Smart Grid® platform. Because Duke Energy is subject to both federal regulations and state utility regulators, much of Duke’s ability to deploy our technology is influenced by federal and state regulations.

In 2005, Ambient entered into an initial pilot agreement to test our Communications Node and newly developed AmbientNMS® with Duke Energy.  In September 2006, we entered into an additional agreement expanding the scope and functionality of our developing network.

During 2007, Ambient focused on the execution of the agreement entered into in September 2006 that expanded the scope of Ambient's platform while addressing the challenges raised in our early 2006 pilot. In late 2007, Ambient enhanced the communication options available in our Node by introducing cellular technology into our platform.

During 2008, Ambient furthered its relationship with Duke Energy with the execution of a second Commercial Deployment Agreement to serve, initially, 50,000 end points in Cincinnati, Ohio. The Company received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications Nodes and license of its AmbientNMS® software in support of building out an intelligent grid/intelligent-metering platform. As a result of these purchase orders, we generated approximately $12.6 million in revenues for the year ended December 31, 2008.

In September 2009, the Company and Duke Energy entered into a long-term agreement to supply Ambient’s latest X-series smart grid communications Nodes, the X-3100, for deployment throughout the utility’s electric power distribution grid. The agreement also provides for a license of the Node software and the network management system software to operate and manage the product. Additionally, the agreement set forth the terms for Ambient to provide maintenance service and support for which Duke Energy will be required to pay an established maintenance fee beginning at the expiration of the stated warranty period.

Since entering into the long- term supply agreement in 2009, Ambient has delivered approximately 23,900 units of the X-3100s. Today there are three generations of Nodes deployed in the field totaling over 25,000 Nodes which are supplying connectivity to over 250,000 endpoints.

The agreement is in effect until December 31, 2015, subject to various rights of the parties to terminate the agreement prior to such time. Ambient has agreed to provide maintenance services potentially extending for ten years after the termination of the agreement if Duke Energy continues to pay for such maintenance services on an uninterrupted basis throughout the extended period. Since the execution of the long-term supply agreement, we have generated, approximately $21.1 million in revenues through December 31, 2010 from the sale of our product.

KEY ALLIANCES / PRODUCTION & SUPPLIES

In addition to working closely with our electric utility customers, we have cultivated, maintained and grown collaborative working relationships with leading suppliers of the critical components necessary for Ambient Smart Grid® solutions. These relationships and advancements of our technology have provided us with the means of significant scalability.

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

We believe that an enhanced suite of utility automation products is complementary to Ambient’s communications platform, and such collaborative efforts will enable comprehensive offerings to utilities enabling a more efficient platform for Ambient Smart Grid® applications.

In September 2009 we entered into a Master Supply and Alliance Agreement with an equipment manufacturer with global manufacturing capabilities, for the supply of our communication Nodes. This relationship has been instrumental in allowing us to successfully deliver 23,900 Nodes over the sixteen month period ended December 31, 2010. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into our products.

Ambient continues to maintain open dialogue with leaders in the utility and communications industries to keep Ambient’s solution at the cutting edge. In the future, we intend to continue leveraging our technology and distribution alliances along with value-added manufacturing services to ensure we are positioned to support continued large-scale rollouts of our products and technology, allowing us to ensure competitive pricing.

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

Our IP portfolio includes twenty-six patents issued or allowed by the United States Patent and Trademark Office ("USPTO") primarily relating to coupling technology, and we have several pending patent applications in the United States and in other jurisdictions. We have filed with the USPTO and with the appropriate agencies in foreign countries and other jurisdictions, patent applications with respect to various aspects and applications of our smart grid technology including the Energy Sensing portion of Ambient Smart Grid®.

Ambient, Ambient Smart Grid, Communications for a Smarter Grid and AmbientNMS are registered trademarks of Ambient Corporation with the USPTO.  Other marks are pending with the USPTO.

Our policy is to require our employees, consultants, advisors, and collaborators to execute confidentiality agreements. Additionally, we require employees and consultants, to execute assignment of invention agreements, upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individual in the course of their employment or consulting relationship will be our exclusive property.

EMPLOYEES

We presently employ 59 full time employees, 56 of whom work out of our offices in Newton, Massachusetts. The three off site employees are field engineers dedicated to active network deployments.

RESEARCH AND DEVELOPMENT

 During our 2010 and 2009 fiscal years, we incurred approximately $6.1 and $4.6 million, respectively, on the research and development of our Ambient Smart Grid® and related solutions.

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

For the years ended December 31, 2010 and 2009, 100% of our revenue was from Duke Energy. Our inability to generate additional anticipated revenue from our key customer, or a significant shortfall in sales will likely significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future continue to depend on our ability to further our deployments with our existing customer.

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

If we are unable to effectively manage, maintain and grow our relationship with Duke Energy, our business could be materially and adversely affected in its ability to continue operations as currently conducted.

Additionally, management is unable at this time to assess the effects, if any, that the proposed merger between Duke and Progress Energy, which merger was announced in January 2011 and is subject to shareholder and regulatory approval, will have on the continuation and/or expansion of our deployment by the new combined company following the merger, No assurance can be provided that the post merger entity will continue with or expand the current deployments at Duke Energy.

WE UTILIZE ONE SUPPLIER TO MANUFACTURE OUR NODES

In both 2010 and 2009, we utilized one contract manufacturer to produce our Nodes. Should our relationship with the manufacturer deteriorate or terminate or should this supplier lose some or all of its access to the products or components that comprise all or part of the Nodes that we purchase from it performance would be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms.  A failure to obtain such products on as favorable terms would have an adverse effect on our revenue and/or gross margin.

SLOWER ECONOMIC GROWTH RATES IN THE US MAY MATERIALLY ADVERSELY IMPACT OUR OPERATING RESULTS.

The US and other economies are recovering from a global financial crisis and recession which began in 2008. Growth has resumed, but has been modest and at an unsteady rate.  There are likely to be significant long-term effects resulting from the financial crisis and recession, including a future global economic growth rate that is slower than what was experienced in the years leading up to the crisis, and more volatility may occur before a sustainable, yet lower, growth rate is achieved.

In addition, the OECD has encouraged countries with large federal budget deficits, such as the US, to initiate deficit reduction measures. Such measures, if they are undertaken too rapidly, could further undermine economic recovery and slow growth by reducing demand.

A lower future economic growth rate could result in reductions in sales of our products and services, slower adoption of new technologies and increase price competition. Any of these events would likely harm our business, results of operations and financial condition or cash flows from operations and our profitability.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE MAY NOT BE ABLE TO EXPAND EXISTING COMMERCIAL DEPLOYMENTS.

Management believes that our currently available cash resources, as well as anticipated revenue from firm purchase orders will allow us to meet our operating requirements through fiscal 2011. However, it is conceivable that we may raise additional funds to expand existing commercial deployments, support strategic acquisitions and/ orjoint venture opportunities, and/or to satisfy any additional significant purchase order that it may receive.  If and or when additional capital is required there are no assurances that we will be successful in obtaining additional required capital on reasonable terms and conditions.

OTHERS MAY CHALLENGE OUR INTELLECTUAL PROPERTY RIGHTS WHICH MAY NEGATIVELY IMPACT OUR COMPETITIVE POSITION

Although we rely on a combination of patents, copyrights, trade secrets, nondisclosure and other contractual provisions and technical measures to protect our intellectual property rights, it is possible that our rights relating to Ambient’s Smart Grid® solution may be challenged and invalidated or circumvented. Further, effective intellectual property protection may be unavailable or limited. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer, or otherwise use aspects of processes and devices that we may regard as proprietary. Policing unauthorized use of proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for technologies, which could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY EXPERIENCE LOSSES IN THE FUTURE

We are a company engaged in the design, development and marketing of our smart grid communication technology and solutions. We have incurred losses of $3,186,229 and $14,246,284 for the years ended December 31, 2010 and 2009, respectively.

Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. There are no assurances that we will sustain profitability, or that operating losses will not resume in the future.

RISKS CONCERNING OUR CAPITAL STRUCTURE

VICIS CAPITAL MASTER FUND OWNS A MAJORITY OF AMBIENT’S ISSUED AND OUTSTANDING COMMON STOCK AND WILL THUS BE ABLE TO CONTROL THE OUTCOME OF ALL ISSUES SUBMITTED TO OUR STOCKHOLDERS.

Vicis holds, as of February 22, 2011, approximately 84.2% of our issued and outstanding common stock. As a result, Vicis is able to control the outcome of all issues submitted to our stockholders, including the election of all of our directors and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or a private transaction. A principal of Vicis also is a member of our board of directors.

THE EFFECTS OF A POTENTIAL REVERSE STOCK SPLIT OF OUR COMMON STOCK ARE UNKNOWN.

In February 2011, our majority stockholder approved a reverse split of Ambient’s stock, in the range of 1-for 30 to 1-for 100, which the Board of Directors may implement in its discretion (if at all) before December 31, 2011, without any further stockholder approval.  In connection therewith, on February 16, 2011, we filed with the Securities and Exchange Commission (“SEC”) a preliminary information statement on Schedule 14 C. The Board’s discretionary authority will become effective only after the filing with the SEC and mailing to Ambient's shareholders of record of the definitive Information Statement on Schedule 14 C.

The Board approved and recommended the reverse stock split primarily in order to increase Ambient’s prospects of successfully listing its common stock on the Nasdaq Capital Market.  If the Board determines to effect a reverse stock split, we cannot assure you that it will be successful in achieving a listing on The Nasdaq Capital Market (or any other exchange). Stockholders should also note that if our Board elects to implement a reverse stock split, there is no assurance that prices for shares of the Common Stock after the reverse split will increase proportionally to the exchange ratio of the reverse stock split (or at all).  We cannot guarantee to stockholders that the price of our shares will reach or sustain any price level in the future, and it is possible the proposed reverse stock split will have no lasting impact on our share price.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of February 22, 2011, we were authorized to issue up to 2,000,000,000 shares of common stock, of which 1,648,376,354 shares were outstanding. As of February 22, 2011, an additional 292,931,931 shares of common stock were reserved for the exercise of outstanding options and warrants to purchase common stock and the reservations of shares in the various stock option plans. Many of the above options and warrants contain provisions that require the issuance of increased numbers of shares of common stock in the event of stock splits, redemptions, mergers and other transactions. The occurrence of any such event or the exercise of any of these options or warrants would dilute the interest in our company represented by each share of common stock and may adversely affect the prevailing market price of our common stock.

Additionally, our board of directors has the authority, without further action or vote of our stockholders, to issue authorized shares of our common stock that are not reserved for issuance. In addition, in order to raise the amount of capital that we may need at the current market price of our common stock, we may need to issue a significant number of shares of common stock or securities that are convertible into or exercisable for a significant number of shares of our common stock.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

·	Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

·	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS" section;
·	Additions or departures of key personnel;

·	Future sales of our common stock;

·	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

·	Commencement of or involvement in litigation; and/or

·	Announcements by us, or by our competitors of technological innovations or new products.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on February 22, 2011, was $0.09 per share.

	Low	High
Year Ended December 31, 2010
First Quarter	$0.102	$0.165
Second Quarter	$0.062	$0.101
Third Quarter	0.063	0.097
Fourth Quarter	0.088	0.139

Year Ended December 31, 2009
First Quarter	$0.02	$0.101
Second Quarter	$0.091	$0.198
Third Quarter	$0.14	$0.183
Fourth Quarter	$0.13	$0.25

As of February 21, 2011, there were 140 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We do not have a stock repurchase program for our common stock.

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

OVERVIEW

Ambient Corporation (“Ambient” the “Company” “we or “us”) is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks for the medium and low-voltage distribution grid. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network designed to modernize the power grid infrastructure, making it more receptive to wide-scale adoption of renewable energy sources and supportive of new energy efficiency technologies and programs. The Ambient Smart Grid® platform facilitates a utility’s ability to implement smart grid applications such as Advanced Metering Infrastructures (AMI), Demand Side Management (DSM), Distribution Monitoring and Automation, direct load control and more. When combined, these applications offer economic, operational and environmental benefits for utilities, and ultimately the utility customers.

Ambient has been focused, since 2000, on the collaborative development of communication solutions that meet the needs of utilities to ultimately deploy what is now referred to as the smart grid. From inception, Ambient’s platform, which includes Nodes, management systems, current transformers and a suite of applications, has been designed to function as an open standards-based system intended to support a variety of applications and services simultaneously. Over the years, Ambient has developed and delivered three generations of smart grid communications Nodes that with thousands of our units deployed in the field are already beginning to transform today’s century-old power delivery system into an advanced energy network that provides timely energy usage information and remote grid monitoring, automation and control. With each successive generation, Ambient has continued to support and integrate additional applications, while driving lower the manufacturing costs and price to our customers making our products even more attractive. In December of 2010, Ambient delivered to our marquee customer units of our fourth generation communications Node which are being beta tested in the field.

Throughout the past five years, Ambient has been a key supplier to Duke Energy’s grid efficiency programs, and the leading supplier of the smart grid communications Nodes for their smart grid deployments. During 2008, Ambient received purchase orders from Duke Energy to purchase its X2000 and X-3000 communications Nodes and to license our AmbientNMS®, to enable the building out of an intelligent grid/intelligent-metering platform, which generated approximately $14.8 million in revenues throughout 2008 and 2009.

In September 2009, we entered into a long-term agreement, running through 2015 to supply Ambient’s X-3100 Node and to license our management software – AmbientNMS® for deployment throughout the utility’s electric power distribution grid. Since the execution of the agreement, we have generated, through December 31, 2010, approximately $21.1 million in revenues from the sale of our product.

With Ambient Smart Grid®, our goal remains to be a leading designer, developer and systems integrator of smart grid communications platforms, incorporating a wide array of communications protocols and smart grid applications such as advanced metering solutions to complement our communications platform and our internally developed energy sensing capabilities. We view a flexible smart grid communications platform to be a key factor for utilities to efficiently integrate the increasing portfolios of smart grid technologies and applications into and on the electrical grid.

Ambient continues to seek new opportunities for commercial deployments and to bring new and existing networks to full commercialization. Throughout 2011, Ambient’s principal target customers will continue to be electric utilities that seek to both increase efficiencies in the delivery of energy and enable consumers to better understand and manage their energy consumption.  Ambient seeks to continue to extend existing relationships, and develop new relationships to collaborate on efforts to drive the development of new functionality for both utility and consumer applications that further enhance the value of the Ambient Smart Grid® platform.

Since inception, we have funded operations primarily through the sale of our securities and most recently from the revenue generated from purchase orders received from our marquee customer. In connection with the continued development, upgrade, and marketing of our products, technology, and services, Ambient will continue to emphasize the ongoing research and development efforts necessary to complete development of our fourth generation Node, incorporate additional applications into our platform, and to continue to enhance the capabilities and functionality of our AmbientNMS® system used by customers to scale and manage the network created by the deployment of our Nodes.

In February 2011, our majority stockholder approved a reverse split of our common stock, in the range of 1-for 30 to 1-for 100, which our Board of Directors may implement in its discretion (if at all) before December 31, 2011, without any further stockholder approval.  Our Board approved and recommended the reverse stock split primarily in order to increase Ambient’s prospects of successfully listing its common stock on the NASDAQ Capital Market.  In connection therewith and in an effort to strengthen our balance sheet position in any such listing effort, as discussed below in further detail in December 2010 our majority stockholder applied the $5 million then remaining in the escrow account for our benefit to the purchase of Ambient’s securities.

Prospects and Outlook

Our business success in the immediate future will depend largely on our marquee customer expanding their existing deployments, as well as the deployment decisions of other utilities. Today, Ambient is reliant on one significant marquee customer that shares the Ambient vision for an open standards-based common communications infrastructure. We anticipate that we will continue to collaborate with this customer and continue to support their smart grid deployments.

Notwithstanding the above, Ambient recognizes that our customer could alter their vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting the prospects and outlook of the Company.

Additionally, management is unable at this time to assess the effects, if any, that the proposed merger between Duke and Progress Energy, which merger was announced in January 2011 and is subject to shareholder and regulatory approval, will have on the continuation and/or expansion of our deployment by the new combined company following the merger, No assurance can be provided that the post merger entity will continue with or expand the current deployments at Duke Energy.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 (the “2010 Period”) AND THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”)

REVENUES. Revenues for the 2010 Period were $20,358,040, compared to $2,193,338, for the 2009 Period. Revenues for each of the 2010 and 2009 Periods were attributable to the sales of products, and maintenance to our customer. Revenues for the 2010 and 2009 Periods related to the sales of products totaled $20,282,596 and $2,127,977, respectively. Revenues from the sale of software and services for the 2010 Period and the 2009 Period totaled $75,444 and $65,361, respectively. The increase in revenue during the 2010 Period compared to the 2009 Period reflects an increase in the number of communication nodes delivered as well as increased license fees recorded from the licensing of our AmbientNMS®.

COST OF GOODS SOLD. Cost of goods sold for the 2010 Period was $12,023,332 compared to $1,836,546 for the 2009 Period. Cost of goods sold included all costs related to manufacturing of our products and consisted primarily of direct material costs. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market. For the 2010 and 2009 Periods, cost of goods sold included an inventory write-off of $0 and $151,689 and respectively for excess, obsolete inventory. The increase in cost of goods sold during the 2010 period reflected the increase in production to fill orders placed by our customer as discussed above in REVENUES.

GROSS PROFIT. Gross profits for the 2010 Period was $8,334,708 compared to $356,792 for the 2009 Period. The gross profit on product sales amounted to $11,177,367 during the 2010 Period compared to $291,431 during the 2009 Period. The overall gross margins for the 2010 Period increased to 41% compared to 16% during the 2009 Period. The increase in the gross margin percentage in the 2010 Period compared to the 2009 Period is a reflection of the maturing of our product set, an enhanced ability to plan production and scale based on increased lead-time and transparency in the forecasting and purchasing process of our customer, and a stable and productive relationship with our contract manufacturer.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses were approximately $6.1 million for the 2010 Period compared to $4.6 million for the 2009 Period. The increase in research and development during the 2010 Period was due primarily to the increase in personnel and consultants for the continued development of our fourth generation communications Node, and the enhancement of our AmbientNMS® system. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing cost and therefore we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communications platforms.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the 2010 Period were approximately $4.8 million compared to $4.1 million for the 2009 Period. The increase in operating, general and administrative expenses during the 2010 period as compared to the 2009 period was due to the increase in efforts to market and commercialize the Ambient Smart Grid® communications platforms.   As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communication platforms, over the next twelve months, we expect our operating, general and administrative expenses to increase during that time.

STOCK BASED COMPENSATION. A portion of our operating expenses was attributable to non-cash charges associated with the compensation of consultants and employees through the issuance of stock options and stock grants. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity. For the 2010 Period, we incurred non-cash stock based compensation expense of $725,343 compared to $967,301 for the 2009 Period.

INTEREST AND FINANCE EXPENSES. For the 2010 Period, we incurred interest of $31,814 compared to $617,060 for the 2009 Period, respectively. The interest related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008. Additionally, for the 2010 Period and 2009 Period, we incurred non-cash interest of $183,609 and $4,375,767, respectively. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier. In January 2010, Vicis converted the remaining $10 million outstanding on the notes. Following the conversion of the notes, we no longer had any long-term debt.  In addition, on June 30, 2009, we agreed to modify the terms of the expiring Class A warrants. Under the new terms, the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and was reflected as additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

While we have, since inception, funded operations primarily through the sale of our securities, most recently the revenues generated from purchase orders received from our marquee customer have been applied to meet our operating requirement. In addition, the $5 million proceeds from the investment in December 2010 by our majority stockholder formerly on deposit in the escrow account established for our benefit strengthened our cash position. Management believes that cash on hand plus anticipated revenue from purchase orders received from our marquee customer will allow us to meet our operating requirements for fiscal year 2011. However, we may need to raise additional funds to expand existing commercial deployments, support strategic acquisitions and/ or joint venture opportunities, and/or to satisfy any additional significant purchase order that it may receive. At the present time, the Company does not have any commitments for additional funding.

Cash balances totaled $6,986,881 at December 31, 2010 and $987,010 at December 31, 2009. As of February 21, 2011, we have approximately $7,494,525 cash on hand.

Net cash used in operating activities during the year ended December 31, 2010 was approximately $1.7 million and was used primarily to pay ongoing research and development and operating, general and administrative expenses.

Net cash used in investing activities during the year ended December 31, 2010 was approximately $410,805 and was for additions to property and equipment.

Net cash provided by financing activities during the year ended December 31, 2010 was approximately $8,118,934, and represented the issuance of common stock, exercise of warrants and options and the payments on capitalized lease obligations.

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

REVENUE RECOGNITION. Hardware sales consist of smart grid Nodes as well as system software embedded in the Nodes. System software embedded in Ambient’s Nodes is used solely in connection with the operation of the product.  Upon the sale and shipment of its product, Ambient is not required to update the embedded software for newer versions that are subsequently developed.  In addition, the Company does not offer or provide any free post-contract customer support.  There is an original warranty period, which may run for a period of up to twelve months from sale of product, in which the Company will provide fixes for the Nodes when and if appropriate. As such, we recognize revenue from the sales of the Nodes when Product is received by the customer.

The Company’s other proprietary software consists of the AmbientNMS® an element management product that may be sold on a stand-alone basis.  A purchaser of Ambient’s Nodes is not required to purchase this product, as our Nodes could be managed with independently developed management software. The sale and or license of the AmbientNMS® does not include post-contract customer support, unless the customer enters into a maintenance agreement with the Company. As such, Ambient recognizes revenue from the sale of this software product when shipped. Amounts billed to customers before software is shipped are classified as deferred revenue.

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

SOFTWARE DEVELOPMENT COSTS.   Costs incurred in the research and development of new software products and enhancements to existing software products have historically been expensed as incurred. After technological feasibility is established, additional development costs are capitalized. No software development costs have been capitalized as of December 31, 2010 and 2009.

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

DEFERRED INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2010, our deferred income tax assets consisted primarily of net operating loss carry forwards and stock based compensation charges which have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future.

WARRANTIES. The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update 2009-13 (ASU), “Revenue Recognition-Milestone Method (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 years
Short -Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	10,842	10,842	0	0	0
Operating Lease Obligations	793,724	389,885	403,839	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0
Total	$804,566	$400,727	$403,839	$0	$0

ITEM 7A. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

During the year ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firms

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended. (1) (Exhibit 3.1), (2) (Exhibit 3.1)

3.2	Bylaws of the Company, as amended. (3) (Exhibit 3.2)

4.1	Specimen Stock Certificate. (3) (Exhibit 4.1)

4.2	Common Stock Purchase Warrant issued by the Company on January 25, 2006. (4) (Exhibit 4.6)

4.3	Form of Common Stock Purchase Warrant issued by the Company on May 26, 2006. (5) (Exhibit 4.7)

4.4	Secured Convertible Promissory Note due July 31, 2010. (6) (Exhibit 4.1)

4.5	Common Stock Purchase Warrant (Series A) (6). (Exhibit 4.2)

4.6	Common Stock Purchase Warrant (Series B) (6). (Exhibit 4.3)

4.7	Common Stock Purchase Warrant (Series C). (7) (Exhibit 4.2)

4.8	Common Stock Purchase Warrant (Series D). (7) (Exhibit 4.3)

4.9	Secured Convertible Promissory Note due January 15, 2011. (8) (Exhibit 4.1)

4.10	Common Stock Purchase Warrant (Series E). (8) (Exhibit 4.2)

4.11	Warrant issued as of April 23, 2008. (2) (Exhibit 4.1)

4.12	Common Stock Purchase Warrant (Series G) (15) (4.1)

10.1	Ambient Corporation 2000 Equity Incentive Plan. (9) + (Appendix A)

10.2	Ambient Corporation 2002 Non-Employee Directors' Stock Option Plan. (9) (Appendix B)

10.3	Amended and Restated Employment Agreement effective as of December 30, 2008 between the Company and John Joyce. (14) (10.4) +

10.4	Amended and Restated Employment Agreement effective as of June 2, 2008 between the Company and Ramdas Rao. (14) (10.5) +

10.5	Securities Purchase Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.8)

10.6	Registration Rights Agreement dated as of May 26, 2006 among the Company and certain investors. (5) (Exhibit 10.9)

10. 7	Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.1)

10.8	Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.2)

10.9	Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (6) (Exhibit 10.3)

10.10	Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and the Vicis Master Fund. (7) (Exhibit 10.1)

Exhibit Number	Description

10.11	First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Master Capital Fund. (7) (Exhibit 10.2)

10.12	First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (7) (Exhibit 10.3)

10.13	Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and the Vicis Master Capital Fund. (8) (Exhibit 10.1)

10.14	Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.2)

10.15	First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.3)

10.16	Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Master Capital Fund. (8) (Exhibit 10.4)

10.17	Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.1)

10.18	Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund. (2) (Exhibit 10.2)

10.19	Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund. (11) (Exhibit 10.1)

10.20
Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC.  (13) (10.1)  (Pursuant to Rule 24 b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).

10.21
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

10.22	Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund (15) (10.2)

10.23	Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Master Capital Fund. (15)(10.3)

10.24	Office Lease Agreement dated as of May 21, 2009, between Ambient Corporation and NS 7/57 Acquisition LLC (16) (10.1)

10.25	Amendment to Securities Purchase Agreement dated as of January 15, 2010, between Ambient and Vicis Master Capital Fund. (17) (10.26)

14	Code of Conduct and Ethics. (12) (Exhibit 14)

21	Subsidiaries

23.1*	February 23, 2011 Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. to the Company’s Registration Statement on Form S-8 (No 333-112569)

31	RULE 13a-14(a) / 15d-14(a) CERTIFICATION

32	SECTION 1350 CERTIFICATION
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

(9) Filed as an appendix to the Company’s Definitive Information Statement on Form 14C filed on December 24, 2009 and incorporated herein by reference.

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

(17) Filed as an exhibit (the number of which is indicated in parentheses) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011

By:	/s/ J OHN J. J OYCE
JOHN J. JOYCE
PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. J OYCE	PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE	February 23, 2011
JOHN J. JOYCE	OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ MICHAEL WIDLAND	DIRECTOR	February 23, 2011
MICHAEL WIDLAND

/s/ D. HOWARD PIERCE	DIRECTOR	February 23, 2011
D. HOWARD PIERCE

/s/ THOMAS MICHAEL HIGGINS	DIRECTOR	February 23, 2011
THOMAS MICHAEL HIGGINS

/s/ SHAD STASTNEY	DIRECTOR	February 23, 2011
SHAD STASTNEY

AMBIENT CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ambient Corporation

We have audited the accompanying consolidated balance sheets of Ambient Corporation and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
February 23, 2011

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,986,881	$987,010
Accounts receivable	1,731,096	1,238,708
Inventory	834,117	361,201
Prepaid expenses and other current assets	276,121	202,568

Total current assets	9,828,215	2,789,487

Property and equipment, net	744,944	603,412

Total assets	$10,573,159	$3,392,899

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,608,293	$2,015,771
Accrued expenses and other current liabilities (including related party interest	632,994	829,041
of $244,262 and $690,027 respectively)
Deferred revenue	-	158,686
Capital lease obligations, current portion	10,325	11,463
Convertible debt, current portion (net of discount of $-0- and $183,609)	-	9,816,391

Total current liabilities	4,251,612	12,831,352

NON-CURRENT LIABILITIES
Deferred rent	185,721	84,906
Capital lease obligations, less current portion	-	11,504

Total liabilities	4,437,333	12,927,762

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
2,000,000,000 and 2,000,000,000 shares authorized in 2010 and 2009;
1,649,376,354 and 899,039,687
issued; 1,648,376,354 and 898,039,687 outstanding, respectively	1,649,377	899,040
Additional paid-in capital	148,114,946	130,008,365
Accumulated deficit	(143,428,497)	(140,242,268)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity (deficit)	6,135,826	(9,534,863)

Total liabilities and stockholders' equity (deficit)	$10,573,159	$3,392,899

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009

Revenues	$20,358,040	$2,193,338

Less Cost of goods sold	12,023,332	1,836,546

Gross profit	8,334,708	356,792

Expenses
Research and Development	6,072,010	4,585,979
Operating, general and administrative expenses	4,755,352	4,054,255
Stock based compensation - operating, general and administrative	725,343	967,301

Total expenses	11,552,705	9,607,535

Loss on disposition of property and equipment	(5,541)	(31,590)

Operating loss	(3,223,538)	(9,282,333)

Interest and finance expenses	(215,424)	(4,992,827)
Gain on conversion of debentures	251,840
Interest income	893	28,876

Net loss	$(3,186,229)	$(14,246,284)

Basic and diluted loss per share:
Net loss	$(0.00)	$(0.02)

Weighted average number of shares outstanding	1,538,475,035	789,088,699

See Notes to Consolidated Financial Statements.

 AMBIENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Accumulated
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - January 1, 2009	719,980,784	$719,981	$132,930,334	(200,000)	$(125,995,984)	$7,454,331

Common stock issued upon exercise of warrants	11,642,236	11,642	940,063			951,705
Common stock issued upon exercise of options	750,000	750	23,500			24,250
Common stock issued upon conversion of convertible debt	166,666,667	166,667	2,333,333			2,500,000
Remeasurement of beneficial conversion feature of convertible promissory note			(8,333,333)			(8,333,333)
Warrant repricing			1,147,167			1,147,167
Share-based compensation expense			967,301			967,301
Net loss					(14,246,284)	(14,246,284)

Balance - December 31, 2009	899,039,687	$899,040	$130,008,365	$(200,000)	$(140,242,268)	$(9,534,863)

Common stock issued upon exercise of warrants	2,859,000	2,859	97,206			100,065
Common stock issued upon exercise of options	811,000	811	30,699			31,510
Proceeds from sale of common stock	80,000,000	80,000	7,920,000			8,000,000
Common stock issued upon conversion of convertible debt	666,666,667	666,667	9,333,333			10,000,000
Share-based compensation expense			725,343			725,343
Net loss					(3,186,229)	(3,186,229)

Balance - December 31, 2010	1,649,376,354	$1,649,377	$148,114,946	$(200,000)	$(143,428,497)	$6,135,826

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,186,229)	$(14,246,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380,256	302,871
Amortization of beneficial conversion feature of convertible debt	183,609	3,228,600
Financing costs related to warrant modification	-	1,147,167
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	725,343	967,301
Gain on conversion of debentures	(251,840)	-
Loss on disposition of property and equipment	5,541	31,590
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivables	(492,387)	430,178
Inventory	(472,916)	(263,157)
Prepaid expenses and other current assets	(73,553)	(28,143)
Increase (decrease) in:
Accounts payable	1,592,521	681,994
Deferred rent	100,815	84,906
Accrued expenses and other current liabilities	55,792	(107,919)
Deferred revenue	(158,686)	50,619

Net cash used in operating activities	(1,591,734)	(7,720,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	125,000
Additions to property and equipment	(527,329)	(394,429)
Proceeds from sale of property and equipment	-	460

Net cash used in investing activities	(527,329)	(268,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	8,000,000	975,955
Proceeds from exercise of warrants	100,065	-
Proceeds from exercise of options	31,510	-
Payments of capitalized lease obligations	(12,641)	(11,463)

Net cash provided by financing activities	8,118,934	964,492

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,999,871	(7,024,754)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	987,010	8,011,764

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,986,881	$987,010

Noncash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$225,740	$675,228

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Ambient Corporation (“Ambient,” the “Company,” “we or “us”) is a Delaware Corporation incorporated on June 26, 1996 and is a pioneering integrator of smart grid communications platforms, creating high-speed Internet Protocols (IP) based data communications networks for the medium and low-voltage distribution grid. The Ambient smart grid platform, known as Ambient Smart Grid®, facilitates a two-way, real-time communications network designed to modernize the power grid infrastructure, making it more receptive to wide-scale adoption of renewable energy sources and supportive of new energy efficiency technologies and programs. The Ambient Smart Grid® platform facilitates a utility’s ability to implement smart grid applications such as Advanced Metering Infrastructures (AMI), Demand Side Management (DSM), Distribution Monitoring and Automation, direct load control and more. When combined, these applications offer economic, operational and environmental benefits for utilities, and ultimately the utility customers.

Throughout the past five years, Ambient has been a key supplier to Duke Energy’s grid efficiency programs, and the leading supplier of the smart grid communications Nodes for their smart grid deployments. In September 2009, we entered into a long-term agreement, running through 2015 to supply Ambient’s X-3100 Node and to license our management software – AmbientNMS® for deployment throughout the utility’s electric power distribution grid.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash, accounts receivable, accounts payable and accrued expenses, other current liabilities and convertible debentures, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

	2010	2009
Stock options	112,946,500	58,537,000
Warrants	155,968,831	78,827,831
Convertible debentures	----	666,666,667

PROPERTY AND EQUIPMENT

Equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from one to five years.

REVENUE RECOGNITION

Hardware sales consist of smart grid nodes ("Nodes") as well as system software embedded in the Nodes. System software embedded in Ambient’s Nodes is used solely in connection with the operation of the product.  Upon the sale and shipment of its products, Ambient is not required to update the embedded software for newer versions that are subsequently developed.  In addition, the Company does not offer or provide any free post-contract customer support.  There is an original warranty period, which may run for a period of up to twelve months from sale of product, in which the Company will provide fixes for the Nodes when and if appropriate. As such, we recognize revenue from the sales of the Nodes when products are received by the customer.

The Company’s other proprietary software consists of the AmbientNMS®; an element management product that may be sold on a stand-alone basis.  A purchaser of Ambient’s Nodes is not required to purchase this product, as our Nodes could be managed with independently developed management software. The sale of the AmbientNMS® does not include post-contract customer support, unless the customer enters into a maintenance agreement with the company. As such, Ambient recognizes revenue from the sale of this software product when shipped. Amounts billed to customers before software is shipped are classified as deferred revenue.

The Company offers maintenance service, on a fee basis that entitles the purchasers of its Nodes and NMS® software to benefits including telephone support, as well as updates and upgrades to our products.  Such revenue, when received, will be amortized over the appropriate period based on the terms of individual agreements and contracts.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2010 and 2009, management believed that no allowance was necessary.

At December 31, 2010 and 2009, one customer accounted for 100% of accounts receivable. See Note 10.

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

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of new software products and enhancements to existing software products have historically been expensed as incurred. After technological feasibility is established, additional development costs are capitalized. No software development costs have been capitalized as of December 31, 2010 and 2009.

LEASED EMPLOYEES

Ambient has a contract with Administaff to provide certain professional employment services such as health, dental and various other types of insurance to its employees at rates that it would not qualify for otherwise and payroll services to its personnel. Pursuant to this contract, the Company’s personnel are employees of, and paid by, Administaff as part of an employee leasing arrangement. The Company leases the services of these employees from Administaff, and reimburses Administaff for the costs of compensation and benefits. All of the employees referred to in the Annual Report are full time employees. For purposes of reporting the number of employees in our Annual Report, the Company considers employees of Administaff covered by this contract to be employees of the Company.

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

The Company has adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WARRANTIES

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company's policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.  The Company did not record an impairment charge in 2010 and 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,
	2010	2009
Raw material	$138,722	$137,026
Finished goods	695,395	224,175
	$834,117	$361,201

NOTE 4 - PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
Computers	$309,191	$162,768
Software	505,199	367,844
Software (capital lease)	30,429	30,429
Machinery and equipment	626,393	539,005
Furniture and office equipment	195,492	161,394
	1,666,704	1,261,440
Less – accumulated depreciation	921,760	658,028
	$744,944	$603,412

Depreciation expense was $380,256 and $302,871 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2010	2009
Accrued interest	$244,262	$690,028
Accrued payroll and payroll taxes	139,276	83,070
Accrued professional fees	31,440	33,034
Accrued liabilities	218,016	22,909
	$632,994	$829,041

Accrued interest represents amounts owed to Vicis Capital Master Fund on secured convertible promissory notes. See Note 7.

NOTE 6 – CAPITAL LEASE OBLIGATION

The Company is the lessee of software under a capital lease expiring in 2011. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over its estimated productive life. Amortization of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of December 31, 2010, were as follows:

Amount
Net minimum lease payments – 2011	$10,842
Amount representing interest	(517)
Present value of net minimum lease payments	$10,325

The interest rate on the capitalized lease is 9.1%. Interest is computed based on the lower of the Company’s incremental borrowing rate at the inception of lease or the lessor’s implicit rate of return.

NOTE 7 – CONVERTIBLE DEBT

	December 31,
	2010	2009
Secured Convertible Promissory note payable - interest at 8%, due July 31, 2010 (i)	$––	$7,500,000

Secured Convertible Promissory note payable - interest at 8%, due November 1, 2010 (ii)	––	2,500,000

Secured Convertible Promissory note payable - interest at 8%, due January 15, 2011 (iii)	––	––

Total	––	10,000,000

Less: Discount	––	(183,609)
	––	9,816,391
Less Current Portion	––	9,816,391

Total	$–	$–

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

The Company determined and adjusted the amount of accrued interest owed to Vicis after the notes were converted as discussed above. For the year ended December 31, 2010, the Company recorded a gain on the conversion of the debentures totaling $251,840. Such gain represents the reversal of accrued interest recorded in previous periods.

At December 31, 2010 and 2009, accrued interest owed to Vicis amounted to $244,262 and $690,027, respectively. See Note 5.

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

For financial reporting purposes, the Company recorded an initial discount of $12,500,000, based upon a conversion price of $0.01 to reflect the beneficial conversion feature related to the Debenture Modification Agreement. The discount was being amortized to the date of maturity of the various Convertible Promissory Notes unless converted earlier. On June 1, 2009, the beneficial conversion feature was re-measured based on the final conversion price being set at $0.015. This resulted in a reduction in the initial value of the beneficial conversion feature of $8,333,333 and a like reduction to additional paid-in capital.

Interest incurred on convertible debt amounted to $28,296 and $614,827 for the years ended December 31, 2010 and 2009, respectively.

On June 30, 2009, the Company agreed to modify the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable through August 31, 2009 and the exercise prices were reduced from $0.20 to $0.15 per share. The resulting charge due to the modification was $1,147,167 and is reflected as additional interest expense in the year ended December 31, 2009 As a result of the debt conversions of the July 07 Note and the January 08 Note in January 2010, the unamortized debt discounts totaling $183,609 were charged to interest expense in fiscal 2010.  Amortization of the discounts related to the convertible notes above totaled $183,609 and $3,228,600 for the years ended December 31, 2010 and 2009.

NOTE 8 - STOCKHOLDERS' EQUITY

SECURITY PURCHASE AGREEEMENT

On November 16, 2009, we and Vicis entered into an agreement, which was subsequently amended in January 2010, pursuant to which Vicis furnished to us access to a $8,000,000 equity based credit line. Pursuant to the arrangement, Vicis deposited into an escrow account $8,000,000. From time to time as our cash resources fall below $1,500,000 (the “ Cash Balance Condition precedent”), we are entitled to receive $500,000 from the account in consideration of which we will issue to Vicis 5,000,000 shares of Common Stock and warrants for a corresponding number of shares of Common Stock. Between January 19 and December 29, 2010, we effected six draw-downs in the amount of the $3,000,000 and issued 30 million shares of our Common Stock.

On December 30, 2010, we and Vicis further amended the arrangement described above ("2nd amendment") pursuant to which Vicis applied the $5 million then remaining in escrow account to the purchase of Company securities (the “Investment”). Vicis made the Investment despite the fact that the Cash Balance Condition Precedent has not been met.  In consideration of the Investment, the Company issued to Vicis 50,000,000 shares of its Common Stock as well as Series G Warrants to purchase, over a two year period from the date of issuance, an additional 50,000,000 share of Common Stock. Under the terms of the 2nd Amendment, the per share exercise price of the Series G Warrants issuable in connection with the Investment was set at $0.20 (rather than the $0.25 per share exercise price provided under the original terms of the agreement).

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

In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the "2002 Directors Plan") providing for the issuance of shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant. As of December 31, 2007, the number of shares of Common Stock reserved for issuance under the 2002 Directors Plan was 6,000,000 shares. On June 27, 2008, the number of shares reserved for issuance was increased to 12,000,000 shares. On February 4, 2010, the number of shares of Common Stock reserved for issuance was further increased to 25,000,000 shares.

EMPLOYEE OPTIONS

In February, 2011, the Company issued options to employees from the Company’s 2000 Equity Incentive Plan to purchase up to a total of 300,000 shares of the Company’s Common Stock at an exercise price of $0.10. The options will be fully vested as of February 15, 2013.

OTHER OPTION GRANTS

In addition to the options granted under the stock option plans discussed above (the "Plans”), the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements.

Option activity for 2010 and 2009 is summarized as follows:

				Weighted
				Average
	Plan	Nonplan	Total	Exercise Price
Options outstanding, January 1, 2009	28,612,000	3,775,000	32,387,000	$0.17
Granted	27,450,000	----	27,450,000	0.04
Exercised	(750,000)	––	(750,000)	0.06
Forfeited	(400,000)	(150,000)	(550,000)	0.13

Options outstanding, December 31, 2009	54,912,000	3,625,000	58,537,000	.11
Granted	58,145,000	1,500,000	59,645,000	0.104
Exercised	(686,000)	––	(686,000)	0.04
Forfeited	(4,549,500)	---	(4,549,500)	0.13

Options outstanding, December 31, 2010	107,821,500	5,125,000	112,946,500	$0.114

Shares of Common Stock available for
Future grant under the plans	24,016,600
Aggregate intrinsic value	$2,268,461

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information about stock options outstanding at December 31, 2010:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life	Price	Exercisable	Price
$0.03-.05	35,081,500	6.92	$0.038	35,081,500	$0.038
$.06 - .095	300,000	8.64	$0.083	100,000	$0.060
$.10 - .12	58,190,000	8.77	$0.120	6,845,419	$0.119
$.15 - .20	16,075,000	2.95	$0.198	15,850,000	$0.198
$.25 - .30	1,075,000	4.51	$0.279	1,075,000	$0.279
$0.50	2,225,000	1.54	$0.500	2,225,000	$0.500
$0.03-0.50	112,946,500	7.18	$0.114	61,176,919	$0.109

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009
Risk free interest rate	.85-2.38%	1.07- 2.66%
Expected life	3.5 -5.75	3.5 -5.75
Expected volatility	155 - 168%	162 - 169%
Dividend yield	––	––

Weighted-average grant date fair value per share	$0.104	$0.035

As of December 31, 2010, there was $5,387,846 of unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted-average period of 19.2 months.

WARRANTS

A summary of the warrants outstanding at December 31, 2010 is as follows:

	Exercise	Expiration
Warrants	Price	Date
38,452,165	$0.035	2012 - 2013
750,000	$0.075	2012
50,000,000	$0.20	2012
66,766,666	$0.25	2011- 2012
155,968,831

In February 2011, the Company issued 450,000 shares of Common Stock upon the exercise of finder warrants previously issued from an April 2008 funding.

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

On June 30, 2009, the Company modified the terms of the expiring Class A warrants. Under the new terms the warrants were exercisable though August 31, 2009 and the exercise prices were reduced from $.20 to $0.15 per share. The Company valued the warrant modification at $1,147,167 using the Black-Scholes pricing model and the following assumptions: contractual term of 0.167 years, an average risk-free interest rate of 0.19% a dividend yield of 0% and volatility of 93%. The resulting of $1,147,167 is reflected in the Statement of Operations for 2009 as interest expense.

Following the modification, Class A warrants for an aggregate of 6,283,333 shares of the Company’s Common Stock have been exercised for total net cash exercise proceeds of $848,250 through August 31, 2009, and 30,383,333 Class A warrants expired.

NOTE 9 - INCOME TAXES

At December 31, 2010, the Company had available $77 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2029. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is severely limited under Section 382 of the Internal Revenue Code. As such, approximately $61 million of these net operating loss carry forwards will expire as worthless. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets for U.S. income taxes are as follows:

	December 31,
	2010	2009
Net operating loss carry forwards	$6,827,616	$6,568,369
Stock based compensation	1,024,791	734,654
Other	615,257	583,860
Total deferred tax assets	8,467,664	7,886,883
Valuation allowance	(8,467,664)	(7,886,883)
Net deferred tax assets	$––	$––

The increase in the valuation allowance was due to the increases in the items in the table above.

The following is a reconciliation of the federal statutory tax rate of 35% for 2010 and 2009, with the provision for income taxes:

	December 31,
	2010	2009
Statutory tax rate	(35%)	(35%)
Valuation allowance	35%	35%
Effective federal tax rate	0%	0%

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2010 and 2009.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 10 – CONCENTRATIONS

CASH

Cash is maintained with major financial institutions in the United States. At December 31, 2010 and 2009, no amounts were in excess of insured amounts.

SALES AND MAJOR CUSTOMERS

Revenues for the years ended December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Hardware	$20,282,596	$2,127,977
Software and services	75,444	65,361
	$20,358,040	$2,193,338

Duke Energy accounted for 100% of hardware, software and services revenues for the years ended December 31, 2010 and 2009, respectively.

MAJOR SUPPLIER

In both 2010 and 2009, we utilized one contract manufacturer to produce our Nodes. Should our relationship with the manufacturer deteriorate or terminate or should this supplier lose some or all of its access to the products or components that comprise all or part of the Nodes that we purchase from it performance would be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms.  A failure to obtain such products on as favorable terms would have an adverse effect on our revenue and/or gross margin.

NOTE 11 - OPERATING LEASES

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

Rent expense for 2010 and 2009 was $304,000 and $290,430, respectively.

Future minimum annual rentals through 2012 are as follows:
Years ended December 31,
2011	$389,885
2012	403,839

Total	$793,724

NOTE 12 - SUBSEQUENT EVENTS

The Company reviewed subsequent events through the date of this filing.