Form 10-Q
period 2011-03-31
AMBIENT CORP /NY
filed 2011-05-09
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

As of May 9, 2011, there were 1,650,222,783 shares of issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

*The Balance Sheet at December 31, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,729,310	$6,986,881
Accounts receivable	1,588,896	1,731,096
Inventory	964,839	834,117
Prepaid expenses and other current assets	266,059	276,121

Total current assets	11,549,104	9,828,215

Property and equipment, net	1,001,877	744,944

Total assets	$12,550,981	$10,573,159

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,603,717	$3,608,293
Accrued expenses and other current liabilities (including related party interest
of $244,262 and $244,262 respectively)	739,986	632,994
Deferred revenue	103,440	-
Income taxes payable	28,000	-
Capital lease obligations, current portion	6,968	10,325

Total current liabilities	4,482,111	4,251,612

NON-CURRENT LIABILITIES
Deferred rent	164,250	185,721

Total liabilities	4,646,361	4,437,333

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
2,000,000,000 shares authorized;
1,650,301,354 and 1,649,376,354
issued; 1,649,301,354 and 1,648,376,354 outstanding, respectively	1,650,302	1,649,377
Additional paid-in capital	148,798,467	148,114,946
Accumulated deficit	(142,344,149)	(143,428,497)
Less: treasury stock; 1,000,000 shares at cost	(200,000)	(200,000)

Total stockholders' equity	7,904,620	6,135,826

Total liabilities and stockholders' equity	$12,550,981	$10,573,159

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$12,006,483	$1,683,925

Less cost of goods sold	6,800,970	1,141,038

Gross profit	5,205,513	542,887

Expenses
Research and development	1,869,005	1,564,900
Operating, general and administrative expenses	1,577,525	1,156,726
Stock based compensation - operating, general and administrative	652,071	29,931

Total expenses	4,098,601	2,751,557

Operating profit (loss)	1,106,912	(2,208,670)

Interest and finance expenses	(1,429)	(212,474)
Interest income	6,865	134

Income (loss ) before income taxes	1,112,348	(2,421,010)

Provision for income taxes	28,000	-

Net income (loss)	$1,084,348	$(2,421,010)

Basic income (loss) per share:
Net income (loss)	$0.00	$0.00

Diluted income (loss) per share:
Net income (loss)	$0.00	$0.00

Weighted average number of shares outstanding
Basic	1,648,627,512	1,416,201,387
Diluted	1,694,615,736	1,416,201,387

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Month Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,084,348	$(2,421,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	97,241	85,884
Amortization of beneficial conversion feature of convertible debt	-	183,609
Financing, consulting and other expenses paid via the
issuance of common stock and warrants	652,071	29,931
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivables	142,200	841,593
Inventory	(130,722)	(450,928)
Prepaid expenses and other current assets	10,062	(1,252)
Increase (decrease) in:
Accounts payable	(4,577)	22,811
Deferred rent	(21,471)	56,810
Accrued expenses and other current liabilities	106,993	190,996
Income taxes payable	28,000	-
Deferred revenue	103,440	(102,102)

Net cash provided by (used in) operating activities	2,067,585	(1,563,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(354,174)	(170,217)

Net cash used in investing activities	(354,174)	(170,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,500,000
Proceeds from exercise of warrants	15,750	75,040
Proceeds from exercise of options	16,625	9,325
Payments of capitalized lease obligations	(3,357)	(3,044)

Net cash provided by financing activities	29,018	1,581,321

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,742,429	(152,554)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,986,881	987,010

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,729,310	$834,456

Noncash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$-	$10,000,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,429	$569

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “ Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The Company has elected to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption.  The adoption of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2011, the Company adopted ASU 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal 2011 and thereafter. The adoption of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities, are carried at, or approximate, fair value because of their short-term nature.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of the Company’s common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of the Company’s common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended March 31, 2011 and 2010.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	1,648,627,512	1,416,201,387

Effect of dilutive stock options	45,988,224	--

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	1,694,615,736	1,416,201,387

For the three months ended March 31, 2011 and 2010 there were outstanding potential common equivalent shares of 192,481,666 and 147,820,831, respectively, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

NOTE 5 - SALES AND MAJOR CUSTOMER

Revenues for three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)
Products	$11,972,003	$1,665,065
Software and services	34,480	18,860
	$12,006,483	$1,683,925

Duke Energy accounted for 100% of the Product and software and services revenue for the 2011 and 2010 periods and 100% of the accounts receivable balance at March 31, 2011 and December 31, 2010.

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

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$136,140	$138,722
Finished goods	828,699	695,395
	$964,839	$834,117

NOTE 7 – INCOME TAXES

The provision for income taxes at March 31, 2011 is comprised of federal alternative minimum tax.

Significant components of deferred tax assets include net operating loss carryforwards and stock based compensation.  Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company as valuation allowances have been established for any such benefits.

NOTE 8 - STOCKHOLDERS' EQUITY

Employee Stock Options

In February 2011, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 300,000 shares of the Company’s Common Stock at a share price of $0.10. The options will be fully vested as of February 2013.

In March 2011, the Company issued 475,000 shares of Common Stock upon the exercise of stock options previously issued. The Company received proceeds of $16,625.

In April 2011, the Company issued options to various employees from the Company’s 2000 Equity Incentive Plan to purchase up to 600,000 shares of the Company’s Common Stock at a share price of $0.085. The options will be fully vested as of April 2013.

In April 2011, the Company issued 350,000 shares of Common Stock upon the exercise of stock options previously issued. The Company received proceeds of $13,750.

Warrant Exercises

In February 2011, the Company issued 450,000 shares upon the exercise of Common Stock purchase warrants. The Company received proceeds of $15,750.

In April 2011, the Company issued 571,429 shares upon the exercise of Common Stock purchase warrants. The Company received proceeds of $20,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company reviewed subsequent events through the date of this filing.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS CONTAINED HEREIN AND THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010 ON FORM 10-K.

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

In September 2009, we entered into a long-term agreement, running through 2015 to supply Ambient’s X-3100 Node and to license our management software – AmbientNMS® for deployment throughout the utility’s electric power distribution grid. Since the execution of the agreement, we have generated, through March 31, 2011, approximately $33 million in revenues from the sale of our product.

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

Since inception through December 31, 2010, we have funded operations primarily through the sale of our securities and most recently from the revenue generated from purchase orders received from our marquee customer. In connection with the continued development, upgrade, and marketing of our products, technology, and services, Ambient will continue to emphasize the ongoing research and development efforts necessary to complete development of our fourth generation Node, incorporate additional applications into our platform, and to continue to enhance the capabilities and functionality of our AmbientNMS® system used by customers to scale and manage the network created by the deployment of our Nodes.

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

Prospects and Outlook

Our business success in the immediate future will depend largely on our ability to execute on our agreement with our marquee customer and their continual expansion of  their existing deployments, as well as the deployment decisions of other utilities. Today, Ambient is reliant on one significant marquee customer that shares the Ambient vision for an open standards-based common communications infrastructure. We anticipate that we will continue to collaborate with this customer and continue to support their smart grid deployments.

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

As we have demonstrated success over the course of 2010 and beyond, we believe that additional utilities will ultimately begin to accept and endorse the concept of one common communications infrastructure to support many utility and consumer applications, strengthening Ambient’s position. However, no assurance can be given that this development will in fact ultimately occur and even if it does that the Ambient Smart Grid® will be their choice technology.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUE. Revenues for the three months ended March 31, 2011 were $12,006,483 compared to $1,683,925 for the corresponding period in 2010. Revenues for each of the 2011 and 2010 periods were attributable to the sales of products and maintenance to our customer. Revenues for the 2011 and 2010 periods related to the sales of Products totaled $11,972,003 and $1,665,065 respectively. The increase in revenue during the 2011 period reflects an increase in the number of communication nodes delivered.

COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2011 was $6,800,970 compared to $1,141,038 during the corresponding period in 2010. Cost of goods sold included all direct costs related to manufacturing of products and consisted primarily of direct material. Cost of goods sold also included expenses related to the write down of inventory to the lower of cost or market.  The increase in cost of goods sold during the 2011 period reflected the increase in production to fill purchase orders placed by our customer as discussed above in REVENUES.

GROSS PROFIT. Gross profit for the three months ended March 31, 2011 was $5,205,513 compared to $542,887 for the corresponding period in 2010. The overall gross margins for the 2011 period increased to 43% compared to 32% during the 2010 period.  The increase in the gross margin percentage in the three month period ended March 31, 2011 compared to the corresponding period in 2010 is a reflection of the maturing of our product set, an enhanced ability to plan production and scale based on increased lead-time and transparency in the forecasting and purchasing process of our customer, and a stable and productive relationship with our contract manufacturer.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid solutions. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2011 were $1,869,005 compared to $1,564,900 during the corresponding period in 2010. The increase in research and development during the 2011 period was due primarily to the increase in personnel and consultants for the continued development of our fourth generation communications Node, and the enhancement of our AmbientNMS® system. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing cost and therefore we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and additional value-added functionality for the Ambient Smart Grid® communications platforms.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses primarily consisted of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. General and administrative expenses for the three months ended March 31, 2011 were $1,577,525 compared to $1,156,726 for the corresponding period in 2010. The increase in operating, general and administrative expenses was due in efforts to market and commercialize the Ambient Smart Grid® communications platforms and an increase in personnel. As we continue to increase our efforts to market and commercialize the Ambient Smart Grid® communications platform, we expect our operating, general and administrative expenses to increase for the remainder of the fiscal year 2011.

STOCK BASED COMPENSATION. A portion of our operating expenses were attributable to non-cash charges associated with the compensation of employees through the issuance of stock options and stock grants. Stock-based compensation is a non-cash expense and will therefore have no impact on our cash flows or liquidity. For the three months ended March 31, 2011, we incurred non-cash stock-based compensation expense of $652,071 compared to $29,931 for the corresponding period in 2010.

INTEREST AND FINANCE EXPENSES. For the three months ended March 31, 2011, we incurred interest of $1,429 compared to $212,474 for the corresponding period in 2010. Interest in the 2011 period related primarily to financing of various insurance policies and the 2010 period related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008. Additionally, for the three months ended March 31, 2011 and 2010, we incurred non-cash interest expense of $0 and $183,609 respectively. This interest related to the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of our convertible promissory notes. These costs were amortized to the date of maturity of the debt unless converted earlier. In January 2010, Vicis converted the remaining $10 million outstanding on the notes. Following the conversion of the notes, we no longer had any long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

While we have, since inception, funded operations primarily through the sale of our securities, most recently the revenues generated from purchase orders received from our marquee customer have been applied to meet our operating requirement. In addition, the $5 million proceeds from the investment in December 2010 by our majority stockholder formerly on deposit in the escrow account established for our benefit strengthened our cash position. Management believes that cash on hand plus anticipated revenue from purchase orders received from our marquee customer will allow us to meet our operating requirements for the remainder of fiscal year 2011. However, we may need to raise additional funds to expand existing commercial deployments, support strategic acquisitions and/ or joint venture opportunities, and/or to satisfy any additional significant purchase order that it may receive. At the present time, the Company does not have any commitments for additional funding.

Cash balances totaled $8,729,310 at March 31, 2011 and $6,986,881 at December 31, 2010.

Net cash provided  by operating activities for the three months ended March 31, 2011 was $2,067,585 and was primarily generated due to the increase in revenue.

Net cash used in investing activities totaled $354,174 during the three months ended March 31, 2011 and was for additions to property and equipment.

Net cash provided by financing activities totaled $29,018 during the three months ended March 31, 2011 and represented proceeds from the issuances of common stock for the exercise of warrants, options, and was net of the payments on capitalized lease obligations.

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

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AMBIENT CORPORATION

Dated: May 9, 2011	By:	/s/ John J. Joyce
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