Form 10-Q
period 2011-06-30
AMBIENT CORP /NY
filed 2011-08-10
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 001-35259

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☑

As of August 9, 2011, there were 16,522,228 shares of issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

*The Balance Sheet at December 31, 2010 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

Explanatory Note

Ambient Corporation implemented the previously approved 1-for-100 reverse stock split on July 18, 2011. All share and per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, dependence on one key customer, our inability to obtain necessary financing; changes in economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2010	2011
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,987	$12,545
Accounts receivable	1,731	478
Inventory	834	2,452
Prepaid expenses and other current assets	276	274

Total current assets	9,828	15,749

Property and equipment, net	745	1,049

Total assets	$10,573	$16,798

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,608	$4,630
Accrued expenses and other current liabilities (including related party interest
of $244 and $0 respectively)	633	696
Deferred revenue	-	107
Income taxes payable	-	109
Capital lease obligations, current portion	10	4

Total current liabilities	4,251	5,546

Non-current liabilities
Deferred rent	186	143

Total liabilities	4,437	5,689

Stockholders' equity
Common stock, $.001 par value;
20,000,000 and 100,000,000 shares authorized;
16,493,764 and 16,532,228 issued; and
16,483,764 and 16,522,228 outstanding, respectively	16	16
Additional paid-in capital	149,748	151,190
Accumulated deficit	(143,428)	(139,897)
Less: treasury stock; 10,000 shares at cost	(200)	(200)

Total stockholders' equity	6,136	11,109

Total liabilities and stockholders' equity	$10,573	$16,798

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Total revenue	$4,574	$15,986	$6,258	$27,993
Cost of goods sold	2,641	9,162	3,782	15,963
Gross profit	1,933	6,824	2,476	12,030

Expenses
Research and development expenses	1,398	2,805	2,975	4,893
Selling, general and administrative expenses	1,130	1,496	2,305	3,507
Total expenses	2,528	4,301	5,280	8,400

Operating (loss) income	(595)	2,523	(2,804)	3,630

Interest expense	-	-	(213)	(1)
Interest income	-	6	-	13

Loss income before income taxes	(595)	2,529	(3,017)	3,642

Provision for income taxes	-	81	-	109

Net (loss) income	$(595)	$2,448	$(3,017)	$3,533

Net (loss) income per share (basic)	$(0.04)	$0.15	$(0.20)	$0.21
Net (loss) income per share (diluted)	$(0.04)	$0.14	$(0.20)	$0.21

Weighted average shares used in computing basic net (loss) income per share	15,871	16,505	15,022	16,496
Weighted average shares used in computing diluted net (loss) income per share	15,871	16,909	15,022	16,936

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,017)	$3,533
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	182	206
Amortization of beneficial conversion feature of convertible debt	184	-
Stock-based compensation	35	1,306
Changes in operating assets and liabilities:
Accounts receivable	748	1,253
Inventory	(271)	(1,618)
Prepaid expenses and other current assets	3	2
Accounts payable	117	1,022
Deferred rent	75	(43)
Accrued expenses and other current liabilities	96	63
Income taxes payable	-	109
Deferred revenue	(121)	107

Net cash (used in) provided by operating activities	(1,969)	5,940

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(264)	(511)

Net cash used in investing activities	(264)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,500	-
Proceeds from exercise of warrants	100	106
Proceeds from exercise of options	26	30
Payments of capitalized lease obligations	(6)	(7)

Net cash provided by financing activities	2,620	129

INCREASE IN CASH AND CASH EQUIVALENTS	387	5,558

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	987	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,374	$12,545

Noncash financing and investing activites:
Issuance of common stock in connection with conversion of debt	$10,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$246

See Notes to Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively, the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electrical power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage smart grid applications.  Today, our communications platform enables the simultaneous integration and parallel communication of multiple smart grid applications provided by a variety of vendors, including smart metering, demand response and distribution automation.

Our long-standing relationship with Duke Energy, which has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in our business.  We entered into a long-term agreement in September 2009 with Duke Energy, currently our sole customer, to supply Duke Energy our Ambient Smart Grid® communications nodes and license our AmbientNMS® through 2015.

On July 18, 2011, we filed a Certificate of Amendment to our Restated Certificate of Incorporation effecting a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 shares (the “Reverse Split”).  The Certificate of Amendment provides that each 100 outstanding shares of our common stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one share of common stock. Following the implementation of the Reverse Split, the number of authorized shares of common stock that we are authorized to issue from time to time was updated to 100,000,000 shares. The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, we adopted Accounting Statement Update (ASU) 2009-13 (ASU 2009-13),“Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. We elected to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption.  Our adoption of ASU 2009-13 did not have a material effect on our financial position, results of operations or cash flows.

On January 1, 2011, we adopted ASU 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal 2011 and thereafter. Our adoption of ASU 2010-17 did not have a material effect on our financial position, results of operations or cash flows.

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

 NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)		(Unaudited)
Cost of goods sold	$-	$56	$-	$56
Research and development expenses	5	220	17	439
Selling, general and administrative expenses	-	377	18	811
Total stock-based compensation	$5	$653	$35	$1,306

 NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended June 30, 2010 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,	June 30,	June 30,	June 30,
	2010	2011	2010	2011
	(Unaudited)		(Unaudited)
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	15,871	16,505	15,022	16,496

Effect of dilutive stock options and warrants	-	404	--	440

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	15,871	16,909	15,022	16,936

For the three and six months ended June 30, 2010 and 2011, there were approximately 1.6 million shares of outstanding potential common stock equivalents which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 6 - SALES AND MAJOR CUSTOMER

Total revenues for the three and six ended June 30, 2010 and 2011 was as follows: -

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
(in thousands)	(Unaudited)		(Unaudited)

Products	$4,555	$15,939	$6,220	$27,911
Software maintenance	19	47	38	82
Total revenue	$4,574	$15,986	$6,258	$27,993

Duke Energy accounted for 100% of the product and software maintenance revenue for the 2010 and 2011 periods and 100% of the accounts receivable balance at December 31, 2010 and June 30, 2011.

NOTE 7 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. Finished goods primarily consists of shipments in transit which represent the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory consisted of the following:

(in thousands)	December 31, 2010	June 30, 2011
		(Unaudited)
Raw materials	$139	$322
Finished goods	695	2,130
	$834	$2,452

NOTE 8 – INCOME TAXES

The provision for income taxes at June 30, 2011 was comprised of federal alternative minimum tax.

Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

NOTE 9 - STOCKHOLDERS' EQUITY

Employee Stock Options

For the six month period ended June 30, 2011, we issued a total of 46,500 stock options from our 2000 Equity Incentive Plan at exercise prices between $8.50 and $10.00 per share, and we issued a total of 8,250 shares of our common stock upon the exercise of stock options for total proceeds of $30,375.

Additionally, in July and August 2011, we issued a total of 33,250 stock options from our 2000 Equity Incentive Plan at exercise prices between $10.40 and $11.75 per share.

Warrant Exercises

For the six month period ended June 30, 2011, we issued 30,214 shares of common stock upon the exercise of warrants for total proceeds of $105,750. Additionally, in July 2011, we issued 10,000 shares of common stock upon the exercise of warrants for total proceeds of $35,000.

As of June 30, 2011, we had 1,161,807 warrants outstanding with a weighted average exercise price of approximately $16.18 per share, of which approximately 955,033 are held by Vicis Master Capital Fund with a weighted average exercise price of approximately $18.89 per share.

NOTE 10 - SUBSEQUENT EVENTS

On August 3, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “AMBT.”

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

OVERVIEW

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electrical power grid. Our smart grid communications platform fosters the ability of utilities to use advanced technologies to upgrade their electric power distribution grids, effectively making the grids more intelligent or smart.

The term “smart grid” refers to the use of advanced technologies to upgrade the electric power distribution grid, or the grid, effectively making the grid more intelligent and efficient. The grid was largely designed and built decades ago to reliably distribute electricity uni-directionally from generators to customers in a cost-effective manner appropriate at that time. A number of factors are increasingly straining the grid, including rapidly growing electricity demand, new demands of the grid, such as bi-directional power flow and advanced pricing plans, and the implementation of renewable and distributed energy sources.  As such, the aging grid is prone to reliability, security, availability and power quality issues, costing utilities and consumers billions of dollars each year.  We believe that the smart grid will address the current shortcomings of the grid as well as deliver significant benefits to utilities and consumers of energy, including reduced costs, increased power reliability and quality, accommodation of renewable energy technologies, consumer empowerment over energy consumption and a platform for continued integration of new technologies.

The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage smart grid applications.  Our communications platform provides utilities with a secure, two-way, flexible and open IP architecture that efficiently networks smart grid applications and different technologies within each application, and supports multiple communications technologies currently used by utilities, such as Wi-Fi, radio frequency, cellular technologies, power line communications, serial and Ethernet.  Today, our communications platform enables the simultaneous integration and parallel communication of multiple smart grid applications provided by a variety of vendors, including smart metering, demand response and distribution automation.  We believe that the Ambient Smart Grid® delivers significant benefits to utilities, including support of a single network; an open, scalable and interoperable platform; security and recoverability of utility investment; third party application hosting; remote and distributed intelligence; secure communications; and reduced overall implementation and operating costs.

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services.  The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured the communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications.  Duke Energy, our premier customer, has deployed approximately 55,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and processes and transmit these data to the utility back office over a cellular carrier network for further processing.  Furthermore, our communications nodes, soon to be in their fourth generation, also contain integrated applications, which include our own developed technology and third party technology, thereby substantially increasing their functionality.  By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs, and improves overall power management efficiencies.  We believe that, to date, no single solution or technology has provided the necessary flexibility in a cost-effective manner enabling a comprehensive digital communications platform while leveraging standards-based technologies.

Our long-standing relationship with Duke Energy, which has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in our business.  We entered into a long-term agreement in September 2009 with Duke Energy, currently our sole customer, to supply Duke Energy our Ambient Smart Grid® communications nodes and license our AmbientNMS® through 2015. We have increased revenue from $2.2 million in 2009 to $20.4 million in 2010, and generated $28.0 million of additional revenue in the first six months of 2011.  As of June 30, 2011, we had backlog of approximately $68 million, consisting of products that we expect to deliver into 2012.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).   The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 TO THE THREE AND SIX MONTH ENDED JUNE 30, 2010

Total Revenue. Total revenue for the three months ended June 30, 2011 was approximately $16.0 million, an increase of approximately 250% from approximately $4.6 million for the corresponding period in 2010.  Total revenue for the six months ended June 30, 2011 was approximately $28.0 million, an increase of approximately 344% from approximately $6.3 million for the corresponding period in 2010. The increase in total revenue during each of the three and six months ended June 30, 2011, as compared with the corresponding periods in 2010, reflected a substantial increase in the number of communications nodes delivered as part of Duke Energy’s Ohio smart grid initiative, as well as increased software maintenance fees related to our AmbientNMS®.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2011 was approximately $9.2 million, an increase of $6.6 million from $2.6 million for the corresponding period in 2010.  Cost of goods sold for the six months ended June 30, 2011 was approximately $16.0 million, an increase of $12.2 million from $3.8 million for the corresponding period in 2010. The increase in cost of goods sold was due primarily to the increase in sales volume associated with increased activity related to the Duke Energy Ohio smart grid initiative.

Our policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. Our repair rate of products under warranty has been minimal, and a historical percentage has not been established, and we have not provided for any reserves for such warranty liability for the three and six month periods ended June 30, 2010 and 2011.

Gross Profit. Gross profit for the three months ended June 30, 2011 was approximately $6.8 million, an increase of $4.9 million from approximately $1.9 million for the corresponding period in 2010.  Our overall gross margin for the three months ended June 30, 2011, increased to approximately 43% compared with approximately 42% for the corresponding period in 2010. Gross profit for the six months ended June 30, 2011 was approximately $12.0 million, an increase of $9.5 million from approximately $2.5 million for the corresponding period in 2010.  Our overall gross margin for the six months ended June 30, 2011 increased to approximately 43% compared with approximately 40% for the corresponding period in 2010. Gross margin improved over 2010 primarily because of improved manufacturing costs associated primarily with increased volumes.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2011 were approximately $2.8 million, an increase of $1.4 million from approximately $1.4 million for the corresponding period in 2010. Research and development expenses for the six months ended June 30, 2011 were approximately $4.9 million, an increase of $1.9 million from approximately $3.0 million for the corresponding period in 2010. The increase in research and development during the 2011 periods was due primarily to increased personnel and consultant expenses for the continued development of our fourth generation communications platform, and the enhancement of our AmbientNMS®. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform. Research and development expenses consisted of expenses incurred primarily in designing, developing and field testing our smart grid communications platform. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used, and consulting and license fees paid to third parties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2011 were approximately $1.5, an increase of $400,000 from approximately $1.1 million for the corresponding period in 2010.  Selling, general and administrative expenses for the six months ended June 30, 2011 were approximately $3.5 million, an increase of $1.2 million from approximately $2.3 million for the corresponding period in 2010.  The increase in selling, general and administrative expenses was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel associated with business development activities, incur more expenses associated with our listing on the NASDAQ Capital Market, and increase activity associated with marketing programs targeted at increasing our overall brand awareness.

Interest Income and Interest Expense. Net interest income for the three months ended June 30, 2011 was approximately $6,000 as compared with net interest expense of approximately $269 for the corresponding period in 2010. Net interest income for the six months ended June 30, 2011 was approximately $11,500 as compared with net interest expense of approximately $213,000 for the corresponding  period in 2010. Interest expense during the six months ended June 30, 2010 related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008 and included non-cash charges associated with the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of the convertible promissory notes.  As of January 31, 2010, all of the outstanding convertible promissory notes were converted into shares of our common stock, for which we will no longer incur interest expenses.

Provision for Income Taxes. As a result of our net income of approximately $2.4 million and $3.5 million for the three and six months ended June 30, 2011, respectively, we recorded a provision for income taxes of approximately $81,000 and $109,000 for the three and six months ended June 30, 2011, respectively. The provision reflected federal alternative minimum taxes. At December 31, 2010, we had available approximately $77 million of net operating loss carryforwards for federal  income tax purposes, which expire in the years 2016 through 2029. However, due to changes in stock ownership resulting from historical investments provided by Vicis Capital Master Fund, we expect that the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, we estimate that approximately $61 million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, most recently, through revenue generated from sales of our products.  At June 30, 2011, we had working capital of $10.2 million, including cash and cash equivalents of $12.5 million. Our cash and cash equivalents were $7.0 million as of December 31, 2010.

Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2011, compared with net cash used in operating activities of $2.0 million for the corresponding  period in 2010. Cash provided by operating activities for the six months ended June 30, 2011 was due primarily to an increase in product revenue of $21.7 million over the corresponding period in 2010, thereby significantly increasing gross profit and generating cash sufficient to pay our ongoing operating expenses.

Net cash used in investing activities for the six months ended June 30, 2011 was approximately $511,000 as compared with approximately $264,000 for the corresponding period in 2010. Net cash used in investing activities was primarily for additions to fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $129,000 as compared with approximately $2.6 million for the corresponding period in 2010. Net cash provided by financing activities consisted primarily of sales of our securities.

We believe that our business plan will provide sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability to continue to fund our operating needs, including:

•	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

•	Our and our contract manufacturer’s ability to reduce manufacturing costs as expected;

•	Our ability to expand sales volume, which is highly dependent on the smart grid implementation plans of Duke Energy and other utilities; and

•
The need for us to continue to invest in operating activities in order to remain competitive or acquire other businesses and technologies in order to complement our products, expand the breadth of our business, enhance our technical capabilities, or otherwise offer growth opportunities.

If we cannot effectively manage these factors, we may need to raise additional capital in order to fund our operating needs. We currently do not have any commitments for additional funding. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

 ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark L. Fidler
	John J. Joyce		Mark L. Fidler
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	August 10, 2011	Date:	August 10, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.