Form 10-Q
period 2011-09-30
AMBIENT CORP /NY
filed 2011-11-08
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 8, 2011, there were 16,529,062 shares of issuer's common stock, par value $0.001 per share, outstanding.

INDEX PAGE

		PAGE
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (Audited)* and September 30, 2011 (Unaudited)	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011 (Unaudited)	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	12

Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		17

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

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition, and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue, including our expectations that our research and development expenses and selling, general and administrative expenses may increase in absolute dollars; anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2011
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$6,987	$14,846
Accounts receivable	1,731	352
Inventory	834	2,716
Prepaid expenses and other current assets	276	173

Total current assets	9,828	18,087

Deferred financing costs	-	421
Property and equipment, net	745	1,197

Total assets	$10,573	$19,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,608	$4,185
Accrued expenses and other current liabilities (including related party interest of $244 and $0, respectively)	633	981
Deferred revenue	-	103
Capital lease obligation	10	-

Total current liabilities	4,251	5,269
Non-current liabilities
Deferred rent	186	121

Total liabilities	4,437	5,390

Stockholders' Equity:
Common stock, $0.001 par value;
20,000,000 and 100,000,000 shares authorized;
16,503,764 and 16,539,062 shares issued; and
16,493,764 and 16,529,062 shares outstanding, respectively	16	17
Additional paid-in capital	149,748	151,938
Accumulated deficit	(143,428)	(137,440)
Less: treasury stock; 10,000 shares at cost	(200)	(200)

Total stockholders' equity	6,136	14,315

Total liabilities and stockholders' equity	$10,573	$19,705

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Total revenue	$4,976	$16,960	$11,234	$44,953
Cost of goods sold	2,998	9,447	6,780	25,410
Gross profit	1,978	7,513	4,454	19,543

Operating expenses:
Research and development expenses	1,273	3,053	4,248	7,946
Selling, general and administrative expenses	1,270	1,956	3,575	5,463
Total operating expenses	2,543	5,009	7,823	13,409

Operating (loss) income	(565)	2,504	(3,369)	6,134

Interest income (expense), net	-	5	(213)	17
Gain on conversion of debentures	252	-	252	-
Total other income	252	5	39	17

(Loss) income before taxes	(313)	2,509	(3,330)	6,151

Provision for income taxes	-	54	-	163

Net (loss) income	$(313)	$2,455	$(3,330)	$5,988

Net (loss) income per share (basic)	$(0.02)	$0.15	$(0.22)	$0.36
Net (loss) income per share (diluted)	$(0.02)	$0.14	$(0.22)	$0.35

Weighted average shares used in computing basic net (loss) income per share	15,932	16,526	15,385	16,506
Weighted average shares used in computing diluted net (loss) income per share	15,932	16,950	15,385	16,927

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,330)	$5,988
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	272	328
Amortization of beneficial conversion feature of convertible debt	184	-
Stock-based compensation	72	2,020
Gain on conversion and extinguishment of debt	(252)	-
Changes in operating assets and liabilities:
Accounts receivable	(290)	1,379
Inventory	(408)	(1,882)
Prepaid expenses and other current assets	36	103
Accounts payable	794	577
Deferred rent	94	(65)
Accrued expenses and other current liabilities	272	348
Deferred revenue	(140)	103
Net cash (used in) provided by operating activities	(2,696)	8,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(367)	(780)
Net cash used in investing activities	(367)	(780)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	3,000	-
Deferred financing costs	-	(421)
Proceeds from exercise of warrants	100	140
Proceeds from exercise of stock options	26	31
Payments of capitalized lease obligations	(9)	(10)
Net cash provided by (used in) financing activities	3,117	(260)

INCREASE IN CASH AND CASH EQUIVALENTS	54	7,859

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	987	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,041	$14,846

Non-cash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$246
Cash paid during the period for taxes	-	163

The accompanying notes are an integral part of these consolidated financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation and its subsidiary (collectively, the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage smart grid applications.  Our innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in our business.  We entered into a long-term agreement in September 2009 with Duke Energy, currently our sole customer, to supply Duke Energy with our Ambient Smart Grid® communications nodes and license our AmbientNMS® through 2015.

On July 18, 2011, we filed a Certificate of Amendment to our Restated Certificate of Incorporation effecting a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-100 shares (the “Reverse Split”).  The Certificate of Amendment provided that each 100 outstanding shares of our common stock, par value $0.001 per share, would be exchanged and combined, automatically, without further action, into one share of common stock. Following the implementation of the Reverse Split, the number of authorized shares of common stock that we are authorized to issue from time to time is 100,000,000 shares. The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective for annual periods beginning after December 15, 2011. We do not expect that the provisions of ASU 2011-04 will have a material effect on our financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. We do not expect ASU 2011-05 to have any impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08 (ASU 2011-08), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The update ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 will not have a material effect on our financial position, results of operation or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities, are carried at, or approximate, fair value due to their short-term nature.

 NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)		(Unaudited)
Cost of goods sold	$-	$64	$-	$121
Research and development expenses	5	240	22	679
Selling, general and administrative expenses	32	410	50	1,220
Total stock-based compensation	$37	$714	$72	$2,020

 NOTE 5 - NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2010 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,	September 30,	September 30,	September 30,
	2010	2011	2010	2011
	(Unaudited)		(Unaudited)
Denominators:

Weighted-average shares outstanding used to compute basic earnings per share	15,932	16,526	15,385	16,506

Effect of dilutive stock options and warrants	-	424	-	421

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	15,932	16,950	15,385	16,927

For the three and nine months ended September 30, 2010 and 2011, there were approximately 1.6 million shares of outstanding potential common stock equivalents which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 6 - SALES AND CUSTOMER CONCENTRATION

Total revenues for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
(in thousands)	(Unaudited)		(Unaudited)

Products	$4,957	$16,899	$11,177	$44,811
Software maintenance	19	61	57	142
Total revenue	$4,976	$16,960	$11,234	$44,953

Duke Energy accounted for 100% of the product and software maintenance revenue for the 2010 and 2011 periods and 100% of the accounts receivable balance at December 31, 2010 and September 30, 2011.

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

(in thousands)	December 31, 2010	September 30, 2011
		(Unaudited)
Raw materials	$139	$304
Finished goods	695	2,412
	$834	$2,716

NOTE 8 – PRODUCT WARRANTY

The Company’s current standard product warranty includes a one-year warranty period for defects in material and craftsmanship under certain circumstances as specified in customer contracts. Due to the limited deployment of products, the Company did not historically accrue for the cost of warranty obligations and expensed any costs associated with repairing or replacing defective product as incurred. During the third quarter of 2011, the Company began accruing a liability of approximately 0.2% of current communications node revenues for the estimated future costs of meeting its warranty obligations, based on its actual historical return rate of products within the one-year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. The Company continually monitors the quality of its products including the quality of the products produced by its U.S. based contract manufacturer  in China.

The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its products and reduce its warranty exposure. The warranty obligation will be affected not only by product failure rates, but also the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

The following table summarizes the activity of the Company’s warranty accrual for the nine months ended September 30, 2010 and 2011, respectively:

(in thousands)	September 30, 2011
Balance at beginning of period	$-
Warranty costs accrued	85
Warranty costs incurred	-

Balance at end of period	$85

NOTE 9 – INCOME TAXES

The provision for income taxes at September 30, 2011 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Options

For the nine month period ended September 30, 2011, we issued a total of 79,750 stock options from our 2000 Equity Incentive Plan at exercise prices between $7.50 and $11.75 per share, and we issued a total of 8,250 shares of our common stock upon the exercise of stock options for total proceeds of $30,375.

Warrant Exercises

For the nine month period ended September 30, 2011, we issued 40,214 shares of common stock upon the exercise of warrants for total proceeds of approximately $140,750.

As of September 30, 2011, we had 1,151,807 warrants outstanding with a weighted average exercise price of approximately $16.29 per share, of which 955,033 are held by Vicis Master Capital Fund with a weighted average exercise price of approximately $18.89 per share.

NOTE 11 - DEFERRED FINANCING COSTS

On August 19, 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of our common stock, for which we have incurred approximately $421,000 in expenses through September 30, 2011. Such costs have been capitalized and will be charged to additional paid in capital upon completion of the proposed public offering.

NOTE 12 - SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010 ON FORM 10-K.

OVERVIEW

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power grid. Our smart grid communications platform significantly improves the ability of utilities to use advanced technologies to upgrade their electric power grids, effectively making the grids more intelligent.

The term “smart grid” refers to the use of advanced technologies to upgrade the electric power grid, or the grid, effectively making the grid more intelligent and efficient. The grid was largely designed and built decades ago to reliably distribute electricity from generators to customers in a manner resulting in sizable capital investments and operating costs. A number of factors are increasingly straining the grid, including rapidly growing electricity demand, two-way power flow, the implementation of renewable and distributed energy sources and advanced pricing plans. As such, the aging grid is prone to reliability, security, availability and power quality issues, costing utilities and consumers billions of dollars each year. Technology is now revolutionizing the grid and transforming it into an efficient, communicating energy service platform. We believe that the smart grid will address the current shortcomings of the grid and deliver significant benefits to utilities and consumers of energy, including reduced costs, increased power reliability and quality, accommodation of renewable energy technologies, consumer empowerment over energy consumption and a platform for continued integration of new technologies.

The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, enables utilities to effectively manage smart grid applications. Our communications platform provides utilities with a secure, two-way, flexible and open Internet protocol, or IP, architecture that efficiently networks smart grid applications and different technologies within each application and supports multiple communications technologies currently used by utilities, such as Wi-Fi, radio frequency, cellular technologies, power line communications, serial and Ethernet. Today, our communications platform enables the simultaneous integration and parallel communication of multiple smart grid applications provided by a variety of vendors, including smart metering, demand response and distribution automation. We believe that the Ambient Smart Grid® communications platform delivers significant benefits to utilities, including support of a single network; an open, scalable and interoperable platform; preservation of utility investments; third-party application hosting; remote and distributed intelligence; secure communications; and reduced overall implementation and operating costs.

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our premier customer, has deployed approximately 68,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to specifically fill this void.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid initiatives in North America, has led to rapid growth in our business. We entered into a long-term agreement in September 2009 with Duke Energy, currently our sole customer, to supply Duke Energy with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.4 million in 2010 and generated $45.0 million of additional revenue in the first nine months of 2011. As of September 30, 2011, we had backlog of approximately $51 million, consisting of products that we expect to deliver into 2012.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).   The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Total Revenue. Total revenue for the three months ended September 30, 2011 was approximately $17.0 million, an increase of approximately 241% from approximately $5.0 million for the same period in 2010.  Total revenue for the nine months ended September 30, 2011 was approximately $45.0 million, an increase of approximately 300% from approximately $11.2 million for the corresponding period in 2010. The increase in total revenue during each of the three and nine months ended September 30, 2011, as compared with the corresponding periods in 2010, reflected a substantial increase in the number of communications nodes delivered to Duke Energy as part of its Ohio smart grid initiative and to a lesser extent increased software maintenance fees related to our AmbientNMS®.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2011 was approximately $9.4 million, an increase of $6.4 million from approximately $3.0 million for the corresponding period in 2010.  Cost of goods sold for the nine months ended September 30, 2011 was approximately $25.4 million, an increase of $18.6 million from approximately $6.8 million for the corresponding period in 2010. The increase in cost of goods sold was due primarily to the increase in sales volume associated with increased activity related to the Duke Energy Ohio smart grid initiative.

Gross Profit. Gross profit for the three months ended September 30, 2011 was approximately $7.5 million, an increase of $5.5 million from approximately $2.0 million for the corresponding period in 2010.  Our overall gross margin for the three months ended September 30, 2011 increased to approximately 44% compared with approximately 40% for the corresponding period in 2010. Gross profit for the nine months ended September 30, 2011 was approximately $19.5 million, an increase of $15.0 million from approximately $4.5 million for the corresponding period in 2010.  Our overall gross margin for the nine months ended September 30, 2011 increased to approximately 44% compared with approximately 40% for the corresponding period in 2010. The increase in gross margin for each of the three and nine months ended September 30, 2011 compared to the corresponding period in 2010 was primarily attributable to improved manufacturing costs associated primarily with increased volumes.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2011 were approximately $3.1 million, an increase of $1.8 million from approximately $1.3 million for the corresponding period in 2010. Research and development expenses for the nine months ended September 30, 2011 were approximately $7.9 million, an increase of $3.7 million from approximately $4.2 million for the corresponding period in 2010. The increase in research and development during the 2011 periods was due primarily to increased personnel and consultant expenses for the continued development of our communications platform, including enhancements to our AmbientNMS® software. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform. Research and development expenses consisted of expenses incurred primarily in designing, prototyping and field testing our smart grid communications platform. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used, and consulting and license fees paid to third parties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2011 were approximately $2.0 million, an increase of $686,000 from approximately $1.3 million for the corresponding period in 2010.  Selling, general and administrative expenses for the nine months ended September 30, 2011 were approximately $5.5 million, an increase of $1.9 million from approximately $3.6 million for the corresponding period in 2010.  The increase in selling, general and administrative expenses was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel, increase activity  associated with business development, incur more expenses associated with our listing on the NASDAQ Capital Market, and increase activity associated with marketing programs targeted at increasing our overall brand awareness.

Interest Income and Interest Expense. Net interest income for the three months ended September 30, 2011 was approximately $5,000. Net interest income for the nine months ended September 30, 2011 was approximately $17,000 as compared with net interest expense of approximately $213,000 for the corresponding period in 2010. Interest expense during the nine months ended September 30, 2010 related primarily to our 8% Secured Convertible Promissory Notes, which were issued in July and November of 2007 and January 2008 and included non-cash charges associated with the amortization of the beneficial conversion features and deferred financing costs incurred in connection with the placement of the convertible promissory notes.  As of January 31, 2010, all of the outstanding convertible promissory notes were converted into shares of our common stock, and as such, we will no longer incur interest expenses. In connection with the conversion of all outstanding convertible debentures in January 2010, we incurred a gain on the conversion of the debentures of approximately $252,000 for the nine months ended September 30, 2010.

Provision for Income Taxes. As a result of our net income of approximately $2.5 million and $6.0 million for the three and nine months ended September 30, 2011, respectively, we recorded a provision for income taxes of approximately $54,000 and $163,000 for the three and nine months ended September 30, 2011, respectively. The provision reflects federal alternative minimum taxes. At December 31, 2010, we had available approximately $77 million of net operating loss carryforwards for federal income tax purposes, which expire in the years 2016 through 2029. However, due to changes in stock ownership resulting from historical investments provided by Vicis Capital Master Fund, we expect that the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, we estimate that approximately $61 million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, most recently, through revenue generated from sales of our products.  At September 30, 2011, we had working capital of approximately $12.8 million, including cash and cash equivalents of approximately $14.8 million. Our cash and cash equivalents were approximately $7.0 million as of December 31, 2010.

Net cash provided by operating activities was approximately $8.9 million for the nine months ended September 30, 2011 as compared with net cash used in operating activities of approximately $2.7 million for the same period in 2010. Cash provided by operating activities for the nine months ended September 30, 2011 was due primarily to higher product revenues, thereby significantly increasing gross profit and generating cash sufficient to pay our ongoing operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2011 was approximately $780,000 as compared with approximately $367,000 for the same period in 2010. Net cash used in investing activities was primarily for additions to fixed assets.

Net cash used in financing activities for the nine months ended September 30, 2011 was approximately $260,000 as compared with net cash provided by financing activities of approximately $3.1 million for the same period in 2010. For the nine months ended September 30, 2011, net cash used in financing activities consisted primarily of exercises of stock options and warrants, offset by costs incurred to date associated with our planned public offering of our common stock as originally announced on August 19, 2011.  Net cash provided by financing activities for the nine months ended September 30, 2010 consisted primarily of sales of our common stock and exercises of stock options and warrants.

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

If we cannot effectively manage these factors, we may need to raise additional capital in order to fund our operating needs. Although we filed with the Securities and Exchange Commission in August 2011 a registration statement on Form S-1 for a proposed public offering of our common stock on, we currently do not have any commitments for additional funding. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the six months ended June 30, 2011 filed August 10, 2011). (1)

10.1	Employment Agreement effective as of August 4, 2011 between Ambient Corporation and Mark L. Fidler (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on August 8, 2011). (1) +

10.2	2000 Equity Incentive Plan, as amended (Filed as Appendix A to the Definitive Information Statement of Ambient Corporation on Schedule 14C filed August 26, 2011). (1) +

10.3	2002 Non-Employee Directors Stock Option Plan, as amended (Filed as Appendix B to the Definitive Information Statement of Ambient Corporation on Schedule 14C filed August 26, 2011). (1) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

     (1)     Incorporated by references
     +       Management Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark L. Fidler
	John J. Joyce,		Mark L. Fidler,
	President and Chief Executive Officer		Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2011	Date:	November 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the six months ended June 30, 2011 filed August 10, 2011). (1)

10.1	Employment Agreement effective as of August 4, 2011 between Ambient Corporation and Mark L. Fidler (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on August 8, 2011). (1) +

10.2	2000 Equity Incentive Plan, as amended (Filed as Appendix A to the Definitive Information Statement of Ambient Corporation on Schedule 14C filed August 26, 2011). (1) +

10.3	2002 Non-Employee Directors Stock Option Plan, as amended (Filed as Appendix B to the Definitive Information Statement of Ambient Corporation on Schedule 14C filed August 26, 2011). (1) +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

     (1)     Incorporated by references
     +       Management Agreement