Form 10-Q
period 2012-03-31
AMBIENT CORP /NY
filed 2012-05-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

As of May 14, 2012, there were 16,607,384 shares of issuer's common stock, par value $0.001 per share, outstanding.

*The Balance Sheet at December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All other financial statements are unaudited.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue, including our expectations that our research and development expenses and selling, general and administrative expenses may increase in absolute dollars; anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

AMBIENT CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,708	$17,965
Accounts receivable	1,543	284
Inventory	663	1,460
Prepaid expenses and other current assets	400	527
Total current assets	21,314	20,236

Property and equipment, net	1,198	1,249
Deferred financing costs	-	389

Total assets	$22,512	$21,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,283	$3,920
Accrued expenses and other current liabilities	1,098	714
Deferred revenue	268	119
Accrued warranty	115	115
Income taxes payable	-	41
Total current liabilities	4,764	4,909
Non-current liabilities
Deferred rent	75	99

Total liabilities	4,839	5,008

Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,607,384 and 16,567,384 shares issued; and
16,607,384 and 16,557,384 shares outstanding, respectively	17	17
Additional paid-in capital	156,647	155,707
Accumulated deficit	(138,991)	(138,658)
Less: treasury stock; 0 and 10,000 shares at cost	-	(200)
Total stockholders' equity	17,673	16,866

Total liabilities and stockholders' equity	$22,512	$21,874

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Total revenue	$13,249	$12,006
Cost of goods sold	7,519	6,801
Gross profit	5,730	5,205

Operating expenses:
Research and development expenses	3,455	2,088
Selling, general and administrative expenses	2,294	2,011
Write-off of deferred financing costs	389	-
Total operating expenses	6,138	4,099

Operating (loss) income	(408)	1,106

Interest income, net	2	6
Other income	73	-
Total other income	75	6

(Loss) income before taxes	(333)	1,112

Provision for income taxes	-	28

Net (loss) income	$(333)	$1,084

Net (loss) income per share (basic)	$(0.02)	$0.07
Net (loss) income per share (diluted)	$(0.02)	$0.06

Weighted average shares used in computing basic net (loss) income per share	16,570	16,486
Weighted average shares used in computing diluted net (loss) income per share	16,570	16,946

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(333)	$1,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117	97
Stock-based compensation	965	652
Write-off of deferred financing costs	389	-
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	142
Inventory	797	(131)
Prepaid expenses and other current assets	127	10
Accounts payable	(637)	(4)
Deferred rent	(24)	(21)
Accrued expenses and other current liabilities	384	107
Income taxes payable	(41)	28
Deferred revenue	149	103
Net cash provided by operating activities	634	2,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(66)	(354)
Net cash used in investing activities	(66)	(354)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	175	16
Proceeds from exercise of stock options	-	17
Payments of capitalized lease obligations	-	(3)
Net cash provided by financing activities	175	30

INCREASE IN CASH AND CASH EQUIVALENTS	743	1,743

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,965	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,708	$8,730

Supplemental disclosures of cash flow information:
Interest paid	$-	$1
Income taxes paid	$54	$-

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage the distribution network and individual smart grid applications.  Our innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Statements Update (ASU) No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. We do not expect ASU 2011-05 to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	March 31,
	2012	2011
Cost of goods sold	$115	$-
Research and development	338	218
Selling, general and administrative expenses	512	434
	$965	$652

NOTE 5 - NET (LOSS) INCOME PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended March 31, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended
(in thousands)	March 31,
	2012	2011
Weighted average shares outstanding used to compute basic earnings per share	16,570	16,486

Effect of dilutive stock options and warrants	-	460

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,570	16,946

For the three months ended March 31, 2012 and 2011, there were approximately 3.2 million and 1.9 million, respectively, shares of outstanding potential common stock equivalents which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 6 - SALES AND CUSTOMER CONCENTRATION

Total revenues for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
(in thousands)

Products	$13,129	$11,972
Software maintenance	120	34
Total revenue	$13,249	$12,006

Duke Energy accounted for 100% of the product and software maintenance revenue for the 2012 and 2011 periods and 100% of the accounts receivable balance at March 31, 2012 and December 31, 2011.

NOTE 7 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At March 31, 2012 and December 31, 2011, inventory of $663,000 and $1.5 million, respectively, consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 8 - PRODUCT WARRANTY

The Company’s current standard product warranty includes a one-year warranty period for defects in material and craftsmanship under certain circumstances as specified in customer contracts. Due to the limited deployment of products, the Company did not historically accrue for the cost of warranty obligations and expensed any costs associated with repairing or replacing defective product as incurred. During the third quarter of 2011, the Company began accruing a liability of approximately 0.2% of current communications node revenues for the estimated future costs of meeting its warranty obligations, based on its actual historical return rate of products within the one-year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. The Company continually monitors the quality of its products including the quality of the products produced by its U.S.-based contract manufacturer in China.

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

The following table summarizes the activity of the Company’s warranty accrual for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(in thousands)

Balance at beginning of period	$115	$-
Warranty costs accrued, net	22	-
Warranty costs incurred	(22)	-

Balance at end of period	$115	$-

NOTE 9 - INCOME TAXES

The provision for income taxes at March 31, 2011 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

NOTE 10 - STOCKHOLDERS' EQUITY

Employee Stock Options

For the three months ended March 31, 2012, the Company issued a total of 17,000 stock options from its 2000 Equity Incentive Plan at exercise prices between $4.62 and $5.50 per share and no shares of the Company’s common stock were issued upon exercise of stock options.

Warrant Exercises

For the three months ended March 31, 2012, the Company issued 50,000 shares of common stock upon the exercise of warrants for total proceeds of $175,000.

As of March 31, 2012, the Company had 923,484 warrants outstanding with a weighted average exercise price of approximately $15.96 per share, of which 805,033 are held by Vicis Master Capital Fund with a weighted average exercise price of approximately $17.75 per share. Approximately 150,000 warrants expired during the three months ended March 31, 2012.

Treasury Stock

In March 2012, the Company’s Board of Directors authorized the retirement of 10,000 shares of treasury stock. As such, all shares of treasury stock were retired and resumed the status of authorized and unissued shares of common stock.

NOTE 11 - DEFERRED FINANCING COSTS

In August 2011, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of the Company’s common stock (the “S-1 Registration Statement”), for which the Company had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs had been capitalized and were to be charged to additional paid in capital upon completion of the Company’s proposed public offering. In April 2012, the Company voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of the S-1 Registration Statement. The Company requested withdrawal of the registration statement based on current market conditions and management’s ensuing determination to not proceed with the contemplated offering at this time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off as of March 31, 2012.

NOTE 12 - SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2011 ON FORM 10-K.

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

The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, enables utilities to effectively manage smart grid applications. Our communications platform provides utilities with a secure, two-way, flexible and open Internet protocol, or IP, architecture that efficiently networks smart grid applications and different technologies within each application and supports multiple communications technologies currently used by utilities, such as Wi-Fi, radio frequency, cellular technologies, power line communications, serial and Ethernet. Today, our communications platform enables the simultaneous integration and parallel communication of multiple smart grid applications provided by a variety of vendors, including smart metering, distribution automation, distribution management, and demand response. We believe that the Ambient Smart Grid® communications platform delivers significant benefits to utilities, including support of a single network; an open, scalable and interoperable platform; preservation of utility investments; third-party application hosting; remote and distributed intelligence; secure communications; and reduced overall implementation and operating costs.

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our premier customer, has deployed approximately 95,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner and proven at commercial scale, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to specifically fill this void.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid initiatives in North America, has led to rapid growth in our business. We entered into a long-term agreement in September 2009 with Duke Energy to supply the utility with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.4 million in 2010 to $62.3 million in 2011. As of March 31, 2012, we had backlog of approximately $29 million. We believe that there are opportunities for additional sales of our products and services with Duke Energy.

We intend to leverage our success with Duke Energy to secure additional customers in the global utility marketplace. We have recently hired senior-level personnel as well as substantially increased our investment in marketing and sales in order to intensify our efforts in securing new customers, and we expect to continue to invest substantially in our marketing and sales efforts for the foreseeable future. As a result of our recent increased marketing and sales activities, we have engaged with several utilities, and we are in active discussions regarding potential pilot programs utilizing our technology.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).  The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

Our business success in the immediate future will depend largely on our ability to execute on our agreement with Duke Energy and their continual expansion of their existing deployments, as well as our ability to successfully expand our customer base as a result of our investments in sales and marketing. We anticipate that we will continue to collaborate with Duke Energy and continue to support their grid-modernization programs. Notwithstanding the above, we recognize that Duke Energy could alter their vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook. Additionally, we are unable at this time to assess the effects, if any, that the proposed merger between Duke Energy and Progress Energy, which was announced in January 2011 and is subject to shareholder and regulatory approval, will have on the continuation and/or expansion of our deployment by the new combined company following the merger. No assurance can be provided that the post-merger entity will continue with or expand the current deployments at Duke Energy.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

Total Revenue. Total revenue for the three months ended March 31, 2012 was approximately $13.2 million, representing an increase of approximately 10% from approximately $12.0 million for the same period in 2011. The increase in total revenue during the three months ended March 31, 2012 as compared to the same period in 2011 reflected an increase in the number of communications nodes delivered to Duke Energy as part of its Ohio smart grid initiative and to a lesser extent increased software maintenance fees related to our AmbientNMS®.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2012 was approximately $7.5 million, representing an increase of approximately $718,000 from approximately $6.8 million for the corresponding period in 2011. The increase in cost of goods sold during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to the increase in sales volume associated with increased activity related to the Duke Energy Ohio smart grid initiative.

Gross Profit. Gross profit for the three months ended March 31, 2012 was approximately $5.7 million, representing an increase of $525,000 from approximately $5.2 million for the corresponding period in 2011. Our overall gross margin for each of the three months ended March 31, 2012 and 2011 was approximately 43%. Gross margins were stable based upon the commercial scale achieved with Duke Energy.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were approximately $3.5 million, representing an increase of $1.4 million from approximately $2.1 million for the corresponding period in 2011. The increase in research and development during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to increased personnel expenses for the continued development of our communications platform, including enhancements to our AmbientNMS® software. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform. Research and development expenses consisted of expenses incurred primarily in designing, prototyping and field testing our smart grid communications platform. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used, and consulting and license fees paid to third parties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were approximately $2.3 million, representing an increase of approximately $283,000 from approximately $2.0 million for the corresponding period in 2011. The increase in selling, general and administrative expenses during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive, marketing and sales and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel, increase activity associated with business development, and increase activity associated with marketing programs targeted at increasing our overall brand awareness and securing additional customers.

Write-off of Deferred Financing Costs. In August 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of our common stock, for which we had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs were capitalized and were to be charged to additional paid-in capital upon completion of our proposed public offering. In April 2012, we voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of such registration statement. We requested withdrawal of the registration statement based on current market conditions and management’s ensuing determination to not proceed with the contemplated offering at this time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off as of March 31, 2012.

Interest Income, net and Other Income. Interest income for the three months ended March 31, 2012 was approximately $2,000 compared to net interest income of approximately $6,000 for the corresponding period in 2011. Other income for the three months ended March 31, 2012 was approximately $73,000, representing primarily the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

Provision for Income Taxes. As a result of our net income of approximately $1.1 million for the three months ended March 31, 2011, we recorded a provision for income taxes of approximately $28,000 primarily reflecting federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products.  At March 31, 2012, we had working capital of approximately $16.5 million, including cash and cash equivalents of approximately $18.7 million. Our cash and cash equivalents were approximately $18.0 million as of December 31, 2011.

Net cash provided by operating activities was approximately $634,000 for the three months ended March 31, 2012 as compared to approximately $2.1 million for the same period in 2011. The decrease in cash provided by operating activities was due primarily to increased operating expenses incurred relating to the increase in investments made in research and development and sales and marketing.

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $66,000 as compared to approximately $354,000 for the same period in 2011. Net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $175,000 as compared to approximately $30,000 for the same period in 2011. For the three months ended March 31, 2012, net cash provided by financing activities consisted of proceeds from exercises of warrants. Net cash provided by financing activities for the three months ended March 31, 2011 consisted primarily of proceeds from exercises of stock options and warrants.

We believe that our business plan provides sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability to continue to fund our operating needs, including:

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

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

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A single warrant holder exercised an outstanding warrant on February 10, 2012 for 15,000 shares of Common Stock, on March 8, 2012 for 15,000 shares of Common Stock and on March 30, 2012 for 20,000 shares of Common Stock, in each case for $3.50 cash per share for a total consideration of $175,000. The Company issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offers and sales involved one warrant holder; (2) the warrant holder had access to information regarding the Company; and (3) the warrant holder represented that he (a) was an accredited investor; and (b) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark L. Fidler
	John J. Joyce,		Mark L. Fidler,
	President and Chief Executive Officer		Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2012	Date:	May 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.