Form 10-K/A
period 2011-12-31
AMBIENT CORP /NY
filed 2012-09-24
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐    No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes  ☐  No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No  ☑

The registrant had 16,663,720 shares of common stock outstanding as of  September 21,  2012.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $17.3 million computed by reference to the closing price of such common stock on the OTC Bulletin Board on such date.

 Explanatory Note

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2011 originally filed with the Securities and Exchange Commission on March 6, 2012 (the “Original Filing”), to amend and restate our audited financial statements and related disclosures for the years ended December 31, 2007 through December 31, 2011.  This Amended Filing will also include restated quarterly financial information for each of the first three quarterly periods in the fiscal years ended December 31, 2010 and 2011 and amend certain other Items in the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our financial statements. The details of the amendments are discussed below and in Note 2 to the accompanying restated financial statements.

Background of Restatement

In connection with the preparation of Form 10-Q for the quarter ended June 30, 2012, management of the Company concluded that certain previously filed financial statements did not properly account for embedded derivative features of certain historical debt and warrants issued by the Company, which are described in detail below.

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations, as long as the Notes are outstanding.

Warrants: In connection with issuing the Notes, as well as in connection with other financing transactions, the Company issued warrants to purchase common stock (collectively, the “Warrants”). The Company had previously classified the value of the Warrants as equity. After further review, the Company determined that these instruments should have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations.

Stock-based Compensation: The Company had previously used volatility assumptions based on the historical volatility of the price of the Company's common stock, which, based on the historical trading activity of the stock, resulted in inflated price volatilities that were not necessarily indicative of the expected volatility and were substantially higher than other peer-industry companies. Upon further review of the volatility assumptions, the Company determined that it was more appropriate to use an expected volatility based on the volatilities of its industry peer group. Such an approach was used to determine appropriate volatility assumptions for valuation purposes of the Embedded Derivatives and Warrants. As a result, assumed volatilities are lower than those previously used, which reduces stock-based compensation expense.

In addition to the adjustments listed above, the Company recorded immaterial adjustments to revenue to account for the deferral of maintenance revenue arising from the initial period of free maintenance provided upon shipment of our communication nodes.

All of the necessary adjustments relating to the Notes and Warrants are non-cash in nature and do not impact the Company’s total cash flows from operating, investing and financing activities. The adjustments are related to complex accounting requirements of certain characteristics of the Notes and Warrants that require the recording of debt discounts and related amortization, mark-to-market adjustments in the fair value of Warrants and Embedded Derivatives and gains or losses associated with the extinguishment of debt under certain circumstances.

As a result of these cumulative adjustments, as of December 31, 2011, accumulated deficit increased from $138.7 million to $221.4 million and additional paid in capital increased from $155.7 million to $237.4 million. At December 31, 2011, the net impact of the cumulative adjustments reduced overall stockholders’ equity by approximately $1.0 million. Since all of the Notes were either paid off or converted by early 2010 and many of the Warrants were either exercised or expired by the end of 2011, the estimated impact of accounting for these instruments in 2012 and for future periods is expected to be immaterial.

Detailed discussions of the impact of the proper accounting for the Notes and Warrants on our financial statements are contained in the consolidated financial statements in Part II – Item 8 of this Amended Filing.

Restatement of Other Financial Statements

In addition to this Amended Filing, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “March 10-Q/A”).  The March 10-Q/A is being filed to restate our unaudited financial statements and related financial information for the periods contained in that report and to amend certain other Items within the previously-issued quarterly filing, including Item 4 – “Controls and Procedures” to reflect a reassessment of our disclosure controls and procedures, and internal control over financial reporting.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part II — Item 9A of this Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part II — Item 9A included in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement.  The following items have been amended as a result of, and to reflect, the restatement:

●	Part I – Item 1A Risk Factors
●	Part II – Item 6. Selected Financial Data
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II– Item 8. Financial Statements and Supplementary Data
●	Part II– Item 9A. Controls and Procedures (Restated)
●	Part III-Item 11. Executive Compensation

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

We have not updated items in this Amended filing to reflect events occuring subsequently to the Original Filing date other than those associated with the restatement of the Company's financial statements and an update to Part III-Item 12 Security Ownership of Certain Beneficial Owners.

AMBIENT CORPORATION
2011 FORM 10-K/A ANNUAL REPORT

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our current dependence on a single customer for all of our revenue; our expectations regarding our expenses and revenue, including our expectations that our research and development expenses and selling, general and administrative expenses may increase in absolute dollars; our material weakness in internal control over financial reporting; anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our sole customer, to date has deployed approximately 105,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes, in the fourth generation of development, also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to fill this void.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid initiatives in North America, has led to rapid growth in our business. We entered into a long-term agreement in September 2009 with Duke Energy to supply the utility with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.2 million in 2010 to $62.1 million in 2011. As of December 31, 2011, we had backlog of approximately $35 million. We believe that there are opportunities for additional sales of our products and services with Duke Energy. Furthermore, we also intend to leverage our success with the utility to secure additional customers in the global utility market place.

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

The following diagram depicts our products in the utility infrastructure:

Ambient Smart Grid® Benefits

Our products offer the following benefits to utilities:

Support of a Single Network Through Flexible Communication. Our communications nodes support multiple communication technologies simultaneously, allowing a utility to leverage a single communications platform to support many smart grid applications that rely on different communication technologies, such as cellular, Wi-Fi, 900MHz radio frequency, power line carrier, serial and Ethernet, all operating in parallel in a single communications node.

Open Platform for Scalability and Interoperability. Our AmbientNMS® or third-party management systems, can manage our open communications platform. Our communications platform offers flexibility that allows utilities to deploy multiple smart grid applications from multiple vendors, including our competitors, and it can evolve with new technologies.

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

Maintenance and Consulting Service. We provide maintenance and implementation services to maintain the software installed within our communications platform. We can remotely distribute software upgrades and added features to deployed communications nodes within the network. We also provide a variety of consulting services relating to product development, network management services and smart grid deployment strategies. We provide maintenance and consulting services to provide a turnkey offering of our communications platform.

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

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable and cost-effective through the total deployment of approximately 105,000 communications nodes in the field with Duke Energy. We believe that Duke Energy will continue to predominantly use our communications platform for the remainder of its Ohio smart grid deployment through 2013. Furthermore, Duke Energy’s pilot deployment of approximately 3,000 communications nodes in the Carolinas predominantly uses our communications platform as well. Throughout the past five years, we have worked with Duke Energy to develop our communications platform, which has enabled Duke Energy’s ability to deploy its smart grid initiatives.

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

 As an example of our efforts to improve the interoperability of our communications platform with various smart grid applications, we have entered into an Interoperability and Co-Marketing Agreement with Tollgrade Communications, Inc., a leading provider of network assurance solutions for the telecommunications and utility industries, which allows us to incorporate its LightHouse ™ centralized remote monitoring system for electric power utilities and also provides for the opportunity to develop additional technologies.

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

We incurred research and development expenses of approximately $4.9 million in 2009, $6.2 million in 2010 and $11.7 million in 2011.

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

Fiscal year 2011 was our first full year of profitability. We may not, however, be able to maintain profitability in future fiscal years. At December 31, 2011, we had an accumulated deficit of $221.4  million. To grow our revenue and customer base, we also plan to increase spending associated with research and development and business development, thereby increasing our operating expenses. These increased costs may cause us to incur net losses in the foreseeable future, and we may be unable to grow our revenue and expand our customer base to maintain profitability on an annual basis

We depend on factors affecting the utility industry.

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

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of our quarterly report as of and for the three and six months ended June 30, 2012, management concluded that there was a material weakness in internal control over financial reporting related to accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009 through 2011 and for the first quarter of 2012 and the failure of the Company to file its Quarterly Report on Form 10-Q for the interim period ended June 30, 2012 on a timely basis.

We are in the process of remediating this material weakness by, among other things, augmenting our professional staff, providing additional training for our accounting staff, implementing and modifying certain accounting procedures, and seeking assistance from third parties with respect to complex technical accounting issues. If we fail to remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

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

Our ability to use U.S. net operating loss carryforwards might be limited, subjecting our corporate income to earlier taxation.

At December 31, 2011, we had available approximately $68.3 million of net operating loss carryforwards, for U.S. income tax purposes which expire in the years 2016 through 2030. However, due to changes in stock ownership resulting from historical investments provided by Vicis, we expect that the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, approximately  $61.4  million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities. In addition, our ability to utilize the current net operating loss carryforwards might be further limited by the issuance of common stock in future offerings. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

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

ITEM 6. SELECTED FINANCIAL DATA

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited financial statements and related disclosures for all periods presented in this Item. The following financial data should be read together with our restated financial statements and related notes and restated “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Amended Filing. We have derived the following restated statement of operations data and cash flow data for the years ended December 31, 2009, 2010 and 2011 and the restated balance sheet data as of December 31, 2010 and 2011 from our restated audited financial statements included elsewhere in this Amended Filing. Share and per share information have been adjusted to reflect the 1-for-100 reverse stock split of our common stock that became effective on July 18, 2011. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenue	$2,265	$12,622	$2,185	$20,226	$62,112
Cost of goods sold	1,806	9,942	1,836	12,023	35,274
Gross profit	459	2,680	349	8,203	26,838

Operating expenses:
Research and development expenses	3,655	4,320	4,871	6,222	11,665
Selling, general and administrative expenses	3,984	3,544	4,392	5,060	8,244
Total operating expenses	7,639	7,864	9,263	11,282	19,909

Operating (loss) income	(7,180)	(5,184)	(8,914)	(3,079)	6,929

Interest (expense) income, net	(3,705)	(2,349)	(588)	(30)	19
Amortization of deferred financing costs	(480)	-	-	-	-
Amortization of debt discount	(4,234)	(3,998)	(3,651)	-	-
Mark-to-market adjustment of warrant liability	5,502	(973)	(7,029)	2,740	3,306
Mark-to-market adjustment of derivative liability	1,198	(2,851)	(102,070)	5,434	-
Gain (loss) on conversion and extinguishment of debt	-	-	5,723	(355)	-
Other income (expense), net	175	(118)	(31)	(6)	-
Total other (loss) income	(1,544)	(10,289)	(107,646)	7,783	3,325

Provision for income taxes	-	-	-	-	204

Net (loss) income	$(8,724)	$(15,473)	$(116,560)	$4,704	$10,050

Net (loss) income per share (basic)	$(3.63)	$(5.13)	$(14.77)	$0.30	$0.61
Net (loss) income per share (diluted)	$(3.63)	$(5.13)	$(14.77)	$0.29	$0.59

Weighted average shares used in computing basic net (loss) income per share	2,404	3,015	7,891	15,495	16,515
Weighted average shares used in computing diluted net (loss) income per share	2,404	3,015	7,891	15,998	16,905

CASH FLOW DATA:
Cash flows (used in) provided by operating activities	(6,697)	(5,549)	(7,720)	(1,592)	12,069
Cash flows provided by (used in) investing activities	50	(576)	(269)	(527)	(962)
Cash flows provided by (used in) financing activities	4,807	13,591	964	8,118	(129)

	As of December 31,
	2007	2008	2009	2010	2011
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$546	$8,137	$987	$6,987	$17,965
Total assets	1,917	10,622	3,393	10,573	21,874
Working capital, net (1)	(254)	7,687	(233)	5,437	14,993
Warrant and derivative liability (current & long-term portion)	7,190	17,099	95,861	4,353	671
Convertible debt, net of discounts (current & long-term portion)	1,971	5,865	8,196	-	-
Total stockholders' (deficit) equity	(8,852)	(14,756)	(103,784)	1,643	15,861

(1) Excluding current portion of convertible debt and warrant liabilities

ITEM 7. RESTATED MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Restatement

As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the accompanying restated financial statements, we are amending and restating our audited consolidated financial statements and related disclosures for all periods presented in this Amended Filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following discussion should be read in conjunction with our restated financial statements and the notes related to those statements. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the “risk factors” section of this Amended Filing.

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

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).   The Reverse Split became effective on July 18, 2011 and has been reflected in this  Amended Filing. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

Duke Energy Relationship

Since 2005, we have maintained a strategic relationship with Duke Energy.  The utility is actively deploying our communications nodes and is licensing our AmbientNMS® for its deployment in Ohio. We believe that we are the predominant provider of communications nodes and network management system software for Duke Energy’s Ohio deployment. With what we believe is one of the most forward-looking smart grid initiatives in North America, Duke Energy has announced plans to invest $1 billion over the next five years in smart grid equipment for its service territories, including Ohio, Indiana, Kentucky and the Carolinas

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable and cost-effective through the total deployment of approximately 105,000 communications nodes in the field with Duke Energy, and we believe that Duke Energy will continue to predominantly use our communications platform for the remainder of its Ohio smart grid deployment. Furthermore, Duke Energy’s pilot deployment of approximately 3,000 communications nodes in the Carolinas predominantly uses our communications platform as well. Throughout the past five years, we have worked with Duke Energy to develop our communications platform, which has enabled Duke Energy’s ability to rapidly deploy its smart grid initiatives. Duke Energy has accelerated its historical deployment rates and is presently deploying thousands of our communications nodes each month.

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

In July 2011, Duke Energy and Progress Energy closed their merger. Together, Duke Energy and Progress Energy have committed to spend a combined $1.5 billion in smart grid initiatives, partially funded by approximately $400 million in total grants awarded to them in 2010 under the ARRA and required to be spent by 2013. If the combined company of Duke Energy and Progress Energy adopts Duke Energy’s deployment strategy relating to smart grid initiatives, we believe there could be further opportunity with the combined entity

Revenue History

We have grown total revenue from $2.2 million in 2009 to $20.2 million in 2010 and to $62.1 million in 2011 due to increased sales of our communications nodes to Duke Energy. Our total revenue of $2.2 million in 2009 declined from $12.6 million in 2008 due mainly to the impact of the introduction of the ARRA. Although the ARRA was passed in September 2009, by late 2008 and early 2009, there was widespread speculation that a significant amount of funding would be made available for smart grid related initiatives. As a result, many utilities with smart grid projects underway, including Duke Energy, substantially slowed their spending until there was further clarity regarding the amount of funding available under the federal program. Furthermore, the language of the Smart Grid Investment Grants, which are part of the ARRA, also provided initial guidance regarding certain technical criteria required for grant eligibility. As such, utilities needed further clarity that the technology in their smart grid programs would qualify for funding. As soon as the ARRA was passed in September 2009, sales of our communications nodes to Duke Energy increased significantly as Duke Energy resumed its smart grid implementation in Ohio. Correspondingly, our total revenue realized for the end of 2009 also began to increase. This phenomenon impacted revenue trends across the entire smart grid sector.

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

Revenue Recognition

Total revenue consists primarily of sales of hardware, software, and maintenance services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services.

Hardware sales consist of our Ambient Smart Grid® communications nodes are physical boxes that contain the hardware and embedded software needed for communications and data collection in support of smart grid assets. The system software embedded in our communications nodes is used solely in connection with the operation of the physical boxes.

Our proprietary software AmbientNMS® is our smart grid network management system that controls the large numbers of communications nodes, devices and customers on a smart grid.  NMS software is offered on a stand-alone basis.

We generally include a period of free maintenance services beginning from the sale of the communication nodes and NMS Software.  As such, we recognize a portion of the revenue from the sales of our products upon delivery to the customer. The revenue allocated to the free period of maintenance services is deferred and recognized ratably over the period of performance.

We offer additional software maintenance service, on a fee basis, that entitles the purchasers of our products and AmbientNMS® software to postcontract customer support including help desk support, unspecified updates and upgrades to our products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

The Company recognizes revenue from the sale of (i) hardware products and (ii) software bundled with hardware that is essential to the functionality of the hardware in accordance with revenue recognition for multiple element arrangements. The Company recognizes revenue in accordance with applicable industry specific software accounting guidance for (i) standalone sales of software products, (ii) maintenance renewals, and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3).  ASU 2009-13 eliminates the residual method and requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price ("BESP") of each element when a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011

We evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered item or items shall be considered a separate unit of accounting if it has standalone value to the customer and there is no customer-negotiated refunds or return rights.

We allocate the total arrangement consideration to each unit of accounting in a multiple-element arrangement based on its relative selling price, and include our bundled hardware and software component as one unit of accounting and the free period of maintenance as a separate unit of accounting.  The Company uses a hierarchy to determine the selling price to be used for allocating revenue to each of the deliverables. We determine the selling price for each deliverable using vendor specific objective evidence (VSOE), if it exists or third party evidence (TPE) if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price (BESP) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of a deliverable based on the price at which we sell the deliverable on a standalone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement.  VSOE has been established for our software maintenance element.  When VSOE cannot be established for all deliverables in an arrangement with multiple elements, we attempt to estimate the selling price of each element based on TPE.  When we are unable to establish a selling price using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis.  BESP has been established for our bundled hardware and software portion of the arrangement.

When establishing BESP the Company considers multiple factors including, but not limited to, the relative value of the features and functionality being delivered to the customer, and general pricing practices.  Based on our analysis of pricing stated in contractual arrangements for our hardware products in historical multiple-element transactions, we have concluded that we typically price our hardware and embedded software at the contractually agreed upon amounts.   Therefore, we have determined that, for our hardware and embedded software  for which VSOE or TPE is not available, our BESP is generally comprised of prices based on our contractually agreed upon rates. We have established an annual review process around VSOE, TPE and BESP.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of maintenance services to previously sold software, in accordance with industry specific software accounting guidance.   For such multiple element software transactions, revenue is allocated to each element based on the residual method when VSOE has been established for the undelivered element.  If the Company cannot objectively determine the VSOE of any undelivered element included in such multiple-element arrangements, the Company defers revenue until VSOE is established for any remaining undelivered elements, or all elements are delivered and services have been performed.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, “Compensation — Stock Compensation (formerly known as SFAS No. 123(R)).” Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock price over the option’s expected term, the risk-free interest rate over the stock option’s expected term and the annual dividend yield.

On December 20, 2011, the Compensation Committee of the Board of Directors approved grants of options to purchase 960,000 shares of our common stock under the Company’s 2000 Equity Incentive Plan to senior officers. Options as to one third of such shares vested upon grant at a per share exercise price of $6.30. Options as to the balance of such shares are scheduled to vest on a quarterly basis, in eight equal quarterly installments at the end of each quarter, beginning with the quarter ending March 31, 2013, with half of the option grants exercisable at a per share exercise price of $6.75 and the remaining half at $7.25. In addition, options to purchase 394,000 shares of our common stock were granted to the Board of Directors and Advisory Board members which immediately vested as well. As a result of the immediate vesting of a portion of the options granted to senior executives and the options granted to the Board of Directors and Advisory Board members, we recorded a stock based compensation charge of approximately $1.9 million during the fourth quarter of 2011.

Fair Value of Embedded Derivatives and Warrants.  Embedded Derivatives and Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the statement of operations in each subsequent period.

Fair value of the Warrants is determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring.

The fair value of Embedded Derivatives is determined by management using a Monte Carlo simulation analysis taking into account various inputs including the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; credit-risk spreads; time to maturity; the expected volatility of the price of the underlying common stock; and the probability of various events or other options occurring.

The assumptions used in calculating the estimated fair value of the Embedded Derivatives and Warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the Embedded Derivative and Warrant liabilities and the change in their estimated fair values could be materially different.

Debt Discount and Amortization of Debt Discount. Debt discount represents the fair value of Embedded Derivatives and Warrants. Debt discount is amortized over the term of the debt using the effective interest method where applicable. The amortization of debt discount is included as a component of other income (expense) in the accompanying statements of operations.  Upon conversion of the Notes, the unamortized discount is recognized as part of the debt extinguishment gain or loss.

Deferred Income Taxes. We recognize deferred income taxes for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2011, our deferred income tax assets consisted primarily of net operating loss carryforwards and stock-based compensation charges that have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future. At December 31, 2011, we had available approximately $68.3 million of net operating loss carryforwards, for U.S. income tax purposes which expire in the years 2016 through 2030. However, due to changes in stock ownership resulting from historical investments, the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4  million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities.

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

RESULTS OF OPERATIONS

 Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

Total Revenue. Total revenue for 2011 was $62.1  million compared to $20.2  million in 2010, representing an increase of approximately 207%. The increase in total revenue for 2011 compared with 2010 primarily reflected an increase in sales volume of our communications nodes delivered as part of Duke Energy’s Ohio smart grid initiative.

Costs of Goods Sold. Cost of goods sold for 2011 was $35.3  million compared to $12.0 million in 2010. The increase in cost of goods sold during 2011 primarily reflected an increase in sales volume to Duke Energy. Cost of goods sold includes all costs related to the manufacture of our products by our contract manufacturer, accruals for warranty and other overhead costs. Our contract manufacturer is responsible for substantially all aspects of manufacturing, including procuring most of the key components required for assembly. Included in cost of goods sold in 2011 was approximately $250,000 of stock-based compensation relating to immediately vesting stock options granted to certain employees.

Gross Profit. Gross profit for 2011 was $26.8 million compared to $8.2 million in 2010, an increase of approximately 227%. Gross margin for 2011 increased slightly to approximately 43% compared to approximately 41% for 2010. The increase in the gross margin for 2011 compared with 2010 was due to lower manufacturing costs resulting from increased volumes at our contract manufacturer and increased efforts in overall cost reduction programs.

Research and Development Expenses. Research and development expenses were approximately $11.7  million for 2011 compared to approximately $6.2  million in 2010. The increase in research and development during 2011 was primarily due to increased personnel and consultant expenses required for the continued development of our communications nodes, enhancements of our AmbientNMS®, and other product development efforts. In addition, included in research and development expenses in 2011 was approximately $341,000 of stock-based compensation relating to immediately vesting stock options granted to certain employees. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while simultaneously reducing costs. We expect that our research and development expenses will increase in 2012 as we continue to develop and improve our communications platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2011 were approximately $8.2  million compared to $5.1  million for 2010. The increase in selling, general and administrative expenses for 2011 compared with 2010 was due to an increase in personnel and related costs, increased efforts to market and commercialize our communications platform and increased costs associated with additional administrative personnel. In addition, included in selling, general and administrative expenses in 2011 was approximately $1.3 million of stock-based compensation relating to immediately vesting stock options granted to certain employees and the Board of Directors. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. In 2012, we expect our selling, general and administrative expenses to increase as we continue to increase our efforts to market and commercialize our communication platform.

Interest Income and Expense. Net interest income for 2011 was approximately $19,000 compared to net interest expense of approximately $30,000 in 2010. Interest expense in 2010 related primarily to our Notes, which were converted to common stock in January 2010.

Mark-to-Market Adjustment of Embedded Derivatives and Warrants. We recorded a non-cash gain of approximately $5.4 million representing the change in fair value of Embedded Derivatives immediately prior to their conversion during January 2010. In addition, we recorded a non-cash gain of approximately $2.7 million associated with the change in fair value of the Warrants for the year ended December 31, 2010.

As a result of the conversion of all the Notes in 2010, there was no impact relating to any changes in fair value of Embedded Derivatives during the year ended December 31, 2011, and since a portion of the Warrants were still outstanding as of December 31, 2011, we recorded non-cash gain of approximately $3.3 million associated with the change in fair value associated with the Warrants during the year ended December 31, 2011.

Loss on Extinguishment of Debt. In January 2010, the remaining $10 million in principal amount of our Notes was converted into common stock. Although the Notes were converted into shares of common stock in accordance with the conversion feature of the Notes, ASC 470 requires that extinguishment accounting is required if the conversion right of the host instrument has been bifurcated under ASC 815. As such, we recorded a non-cash loss on the extinguishment of debt of approximately $355,000 during the year ended December 31, 2010.

Provision for Income Taxes. The provision for income taxes in 2011 consisted of alternative minimum taxes (AMT), resulting from the following (1) stock-based compensation expense is not deductible for income tax purposes ( regular or AMT) and (2) AMT net operating loss carryfowards are limited by statute to offset 90% of AMT income.

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

Total Revenue. Total revenue for 2010 was $20.2  million compared with $2.2 million for 2009. Total revenue for each of 2009 and 2010 represented the sale of products and license of software to, and maintenance fees from, Duke Energy. The increase in total revenue for 2010 compared with 2009 primarily reflected an increase in the number of communications nodes delivered as part of Duke Energy’s Ohio smart grid initiative.

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

Gross Profit. Gross profit for 2010 was $8.2  million compared with $349,000 for 2009. Gross margin for 2010 increased to approximately 41% compared with approximately 16% for 2009. The increase in the gross margin for 2010 compared with 2009 was a reflection of the maturing of our product offering and more stable manufacturing costs, our enhanced ability to plan production and scale based on increased lead-time and transparency in the forecasting and purchasing process of our customer, and a stable and productive relationship with our contract manufacturer.

Research and Development Expenses. Research and development expenses were approximately $6.2  million for 2010 compared with $4.9 million for 2009. Research and development expenses were incurred primarily in designing, developing and field testing our smart grid communications platform and consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. The increase in research and development during 2010 was primarily due to increased personnel and consultant expenses required for the continued development of our fourth generation communications nodes and enhancement of our AmbientNMS®. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while simultaneously reducing costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2010 were approximately $5.1  million compared with $4.4  million for 2009. The selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. The increase in selling, general and administrative expenses for 2010 compared with 2009 was due to increased efforts to market and commercialize our communications platform.

Interest Income and Expense. During 2009, we incurred total interest expense of approximately $587,000, associated with cash interest incurred on our Notes. Since the remaining principal of the Notes were converted in January 2010, interest expense declined significantly in 2010.

Mark-to-Market Adjustment of Embedded Derivatives and Warrants. During 2009, our stock price appreciated significantly throughout the year. As a result, the fair value of the Embedded Derivatives as well as the fair value of the Warrants increased substantially, and we recorded a non-cash charge of approximately $109.1 million to reflect the increase in these liabilities for the year ended December 31, 2009. For the year ended December 31, 2010, we recorded a non-cash gain of approximately $5.4 million representing the change in fair value of Embedded Derivatives associated with the Notes immediately prior to their conversion in January 2010 and a non-cash gain of approximately $2.7 million associated with the change in fair value of the Warrants.

Gain on Extinguishment of Debt. In August 2009, $2.5 million in principal amount of our Notes was converted into common stock. Although the Notes were converted into shares of common stock in accordance with the conversion feature of the Notes, ASC 470 requires that extinguishment accounting is required if the conversion right of the host instrument has been bifurcated under ASC 815. As such, we recorded a non-cash gain on extinguishment of approximately $5.7 million during the year ended December 31, 2009. In January 2010, the remaining $10 million in principal amount of our Notes was converted into common stock, which resulted in a non-cash loss on the extinguishment of debt of approximately $355,000 during the year ended December 31, 2010.

Amortization of Debt Discount. Amortization of debt discount was approximately $3.7 million for the year ended December 31, 2009. Since all of the outstanding Notes were converted in early January of 2010, no further amortization of debt discount was recorded.

Liquidity and Capital Resources

Since inception, we have primarily funded our operations with proceeds from the sale of our securities and, most recently, with revenue from sales of our products. At December 31, 2011, we had working capital of $14.3  million, including cash and cash equivalents of $18.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Amended Filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES - RESTATED

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

At the time that our Annual Report on Form 10-K for the year ended December 31, 2011 was filed on March 6, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of December 31, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide such reasonable assurance as of December 31, 2011 because of a material weakness in our internal control over financial reporting described below under the heading Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our financial statements in this Amended Annual Report on Form 10K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (RESTATED)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the company’s assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2011, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2011. In connection with the restatement discussed in Note 2 to our consolidated financial statements in this Amended Annual Report on Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 because of a material weakness relating to (1) our accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock, (2) the valuation of stock based compensation, and (3) the selection of appropriate revenue recognition accounting guidance relating to certain customer contracts. This material weakness resulted in a material misstatement of our liabilities, non-cash expenses relating to the changes in fair value of common stock warrants and embedded derivatives and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended December 31, 2009, 2010 and 2011, and the unaudited interim financial statements for the quarters ended March 31, June 30, and September 30 for such years as discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected.

Restatement of Consolidated Financial Statements

In connection with the preparation of Form 10-Q for the quarter ended June 30, 2012, management of the Company concluded that certain previously filed financial statements did not properly account for embedded derivative features of certain historical debt and warrants issued by the Company, which are described in detail below.

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations, as long as the Notes are outstanding.

Warrants: In connection with issuing the Notes, as well as in connection with other financing transactions, the Company issued warrants to purchase common stock (collectively, the “Warrants”). The Company had previously classified the value of the Warrants as equity. After further review, the Company determined that these instruments should have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations.

Stock-based Compensation: The Company had previously used volatility assumptions based on the historical volatility of the price of the Company's common stock, which, based on the historical trading activity of the stock, resulted in inflated price volatilities that were not necessarily indicative of the expected volatility and were substantially higher than other peer-industry companies. Upon further review of the volatility assumptions, the Company determined that it was more appropriate to use an expected volatility based on the volatilities of its industry peer group. Such an approach was used to determine appropriate volatility assumptions for valuation purposes of the Embedded Derivatives and Warrants. As a result, assumed volatilities are lower than those previously used, which reduces stock-based compensation expense.

In addition to the adjustments listed above, the Company recorded immaterial adjustments to revenue to account for the deferral of maintenance revenue arising from the initial period of free maintenance provided upon shipment of our communication nodes.

All of the necessary adjustments relating to the Notes and Warrants are non-cash in nature and do not impact the Company’s total cash flows from operating, investing and financing activities. The adjustments are primarily related to complex accounting requirements of certain characteristics of the Notes and Warrants that require the recording of debt discounts and related amortization, mark-to-market adjustments in the fair value of Warrants and Embedded Derivatives and gains or losses associated with the extinguishment of debt under certain circumstances.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, augmenting our professional staff, providing additional training for our accounting staff, implementing and modifying certain accounting procedures, and seeking assistance from third parties with respect to complex technical accounting issues. If we fail to remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control.

Changes in Internal Control over Financial Reporting

During our fourth quarter ended December 31, 2011, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of September 24, 2012:

Name	Age	Position
John J. Joyce (1)	60	Chairman of the Board, Chief Executive Officer, President and Director
Ramdas Rao	47	Chief Technology Officer and Senior Vice President
Mark L. Fidler	41	Chief Financial Officer, Treasurer and Vice President
Michael Widland (2)	71	Director
D. Howard Pierce (3)(4)	71	Director
Thomas Michael Higgins (3) (4)	57	Director
Shad L. Stastney (1)	43	Director
Francesca E. Scarito (2)(3)	48	Director

(1)	Member of the Finance Committee

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

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

Based solely on review of the copies of such forms received by the Company with respect to 2011, or written representations from certain reporting persons, each of Mark Fidler, our Chief Financial Officer and Francesca E. Scarito, one of our non-employee-directors, failed to file on a timely basis their respective Forms 3 which were filed on August 11, 2011, in the case of Mark Fidler, and August 9, 2011, in the case of Francesca Scarito.

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

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Option Awards	Other Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)(3)	Total ($)

John J. Joyce,	2011	380,956	150,000	1,050,159	35,894	1,617,009
Chairman of the Board, Chief Executive Officer, President and Director	2010	341,419	60,000	719,061	31,481	1,151,961
	2009	330,602	50,000	94,028	30,767	505,397

Ramadas Rao,	2011	278,231	120,000	1,050,159	11,500	1,459,890
Chief Technology Officer and Senior Vice President	2010	250,000	50,000	653,692	9,865	963,557
	2009	241,170	50,000	94,028	8,135	393,333

Mark L. Fidler, (2)	2011	132,692	40,000	349,836	—	522,528
Chief Financial Officer, Treasurer and Vice President

(1)
Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 with respect to employee stock options granted under our 2000 Equity Incentive Plan. The assumptions used to calculate the fair value of stock option grant are set forth in Note  10 (Stock Based Compensation) to our restated financial statements, which are included in this Amended  Annual Report on Form 10-K/A.

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

Grants of Plan-Based Awards for Year Ended December 31, 2011

The following table sets forth information on grants of plan-based awards in 2011 to our Named Executive Officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date/Fair Value of Stock and Option Awards ($)

John J. Joyce,	12/20/2011	340,000	1,050,159
Chairman of the Board, Chief Executive Officer, President and Director
Ramdas Rao,	12/20/2011	340,000	1,050,159
Chief Technology Officer and Senior Vice President
Mark L. Fidler,	6/20/2011	20,000	86,588
Chief Financial Officer, Treasurer and Vice President	8/4/2011	30,000	170,587
	12/20/2011	30,000	92,661

Outstanding Equity Awards at December 31, 2011

The following table sets forth information concerning equity awards held by each of our Named Executive Officers as of December 31, 2011.

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

John J. Joyce,	3,750		$10.00	9/11/2012
Chairman of the Board, Chief Executive Officer, President and Director	10,000		$20.00	1/26/2014
	5,000		$30.00	7/20/2014
	5,000		$50.00	7/20/2014
	25,000		$4.50	11/15/2017
	45,000		$3.50	1/13/2019
	82,500	27,500	$12.00	10/18/2020
	113,334		$6.30	12/20/2021
		113,333	$6.75	12/20/2021
		113,333	$7.25	12/20/2021

Ramadas Rao,	10,000		$20.00	1/15/2012
Chief Technology Officer and Senior Vice President	2,000		$20.00	9/11/2012
	8,000		$20.00	1/26/2014
	3,750		$20.00	8/11/2014
	3,750		$20.00	8/11/2014
	10,000		$4.50	11/15/2017
	45,000		$3.50	1/13/2019
	75,000	25,000	$12.00	10/18/2020
	113,334		$6.30	12/20/2021
		113,333	$6.75	12/20/2021
		113,333	$7.25	12/20/2021

Mark L. Fidler	5,000	15,000	$7.50	6/20/2021
Chief Financial Officer, Treasurer and Vice President	5,000	25,000	$10.40	8/4/2021
	10,000		$6.30	12/20/2021
		10,000	$6.75	12/20/2021
		10,000	$7.25	12/20/2021

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

Risk Assessment of Compensation Policies and Practices

Our board of directors is responsible for reviewing our policies and practices with respect to risk assessment and risk management. In certain circumstances, board committees assist our board of directors in fulfilling its oversight role in certain areas of risk. For example, pursuant to its charter, the audit committee reviews our policies with respect to risk assessment and risk management associated with the accumulation, reporting and disclosure of our quarterly and annual historical financial information.

We have assessed the compensation policies and practices with respect to our employees, including our executive officers, and have concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company. We will continue to monitor our compensation policies and practices to determine whether the incentives they create meet our risk management objectives.

Director Compensation

We paid each independent director $15,000 per annum for service on our Board of Directors in 2011. In addition, the Chairman of the Audit Committee received $11,000, and the Chairman of the Compensation Committee received $4,000.

The following table summarizes data concerning the compensation of our non-employee directors for the year ended December 31, 2011.

	Fees Earned or	Option
	Paid in Cash	Awards		Total
Director Name	($)	($)(1)		($)

Michael L. Widland	19,000	200,683	(2)	219,683
D. Howard Pierce	15,000	200,683	(2)	215,683
Thomas Michael Higgins	26,000	200,683	(2)	226,683
Francesca E. Scarito	3,750	250,319	(2)(3)	254,069
Shad L. Stastney	—	—		—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of September 24, 2012, concerning the ownership of our common stock by: (a) each person who, to our knowledge, beneficially owned on that date more than 5% of our outstanding common stock; (b) each of our Directors and the Named Executive Officers; and (c) all of our current Directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Common Stock (2)
Directors and Executive Officers:

John J. Joyce, Chairman of the Board, Chief Executive Officer, President and Director	322,734	(3)	1.8%

Ramdas Rao, Chief Technology Officer and Senior Vice President	293,984	(4)	1.6%

Mark L. Fidler, Chief Financial Officer, Treasurer and Vice President	30,833	(5)	*

Michael Widland, Director	169,733	(6)	*

D. Howard Pierce, Director	168,000	(7)	*

Thomas Higgins, Director	166,000	(8)	*

Francesca E. Scarito, Director	110,000	(9)	*

Shad L. Stastney, Director	––		*

All Directors and executive officers as a group (8 persons) (10)	1,261,284		7.0%

5% Stockholders:

Vicis Capital Master Fund	13,860,917	(11)	80.5%

* Indicates less than 1%.

(1)	Unless otherwise indicated, the address of each person listed is c/o Ambient Corporation, 7 Wells Avenue, Newton, Massachusetts 02459.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants that are currently exercisable or that become exercisable within 60 days following  September 24,  2012 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person.

(3)
Represents (i) 9,400 shares of common stock, and (ii)  313,334  shares of common stock issuable upon the exercise of vested options issued under our 2000 Equity Incentive Plan. Does not include 226,666  shares of common stock issuable upon exercise of unvested options issued under our 2000 Equity Incentive Plan.

(4)
Represents (i) 10,150 shares of common stock, and (ii)  283,834  shares of common stock issuable upon the exercise of vested options issued under our 2000 Equity Incentive Plan. Does not include 226,666  shares of common stock issuable upon exercise of unvested options issued under our 2000 Equity Incentive Plan.

(5)
Represents 30,833  shares of common stock issuable upon exercise of vested options issued under our 2000 Equity Incentive Plan. Does not include 49,167 shares of common stock issuable upon exercise of unvested options issued under our 2000 Equity Incentive Plan.

(6) Represents (i) 1,333 shares of common stock, and (ii) 168,400 shares of common stock issuable upon the exercise of vested options issued under our 2002 Directors Plan.

(7)	Represents (i) 2,000 shares of common stock, and (ii) 166,000 shares of common stock issuable upon the exercise of vested options issued under our 2002 Directors Plan.
(8)	Represents 166,000 shares of common stock issuable upon exercise of vested options issued under our 2002 Directors Plan.

(9)	Represents 110,000 shares of common stock issuable upon exercise of vested options issued under our 2002 Directors Plan.
(10)
Represents (i) 22,883 shares of common stock, (ii)  628,001  shares of common stock issuable upon exercise of vested options issued under our 2000 Equity Incentive Plan, and (iii)  610,400  shares of common stock issuable upon exercise of vested options issued under the 2002 Directors Plan. Does not include 502,499  shares of common stock issuable upon exercise of unvested options issued under our 2000 Equity Incentive Plan.

(11)
Represents (i)  13,297,084  shares of common stock, and (ii)  563,833  shares of common stock issuable upon exercise of warrants. All securities are held directly by Vicis Capital Master Fund, for which Vicis Capital LLC acts as investment advisor. Vicis Capital LLC may be deemed to beneficially own shares held by Vicis Capital Master Fund and any shares issuable to Vicis Capital Master Fund upon exercise of the warrants within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, by virtue of the voting and dispositive power over such shares granted by Vicis Capital Master Fund to Vicis Capital LLC. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Vicis Capital LLC disclaims beneficial ownership of any shares reported herein. Shad L. Stastney, a member of our Board of Directors and a founder and principal of Vicis Capital LLC, John Succo and Sky Lucas share voting and dispositive control of these securities. No single natural person can exercise voting or investment power with respect to the securities owed by Vicis Capital Master Fund and investment decisions with respect to these securities are made by a majority of these persons.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2011, certain information relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance (c)
Equity compensation plan approved by security holders	3,858,357		$10.63	725,258	(2)
Equity compensation plan not approved by security holders	15,000	(1)	$12.10	––
Total	3,873,357		$10.63	725,258

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

These registration rights are set forth in the registration rights agreement, dated July 31, 2007, as amended on November 1, 2007, January 15, 2008, April 23, 2008 and November 21, 2008, and the registration rights agreement dated November 16, 2009, in each case, between us and Vicis and, in some circumstances, in warrants issued by us. The following description of the terms of the registration rights agreements and amendments is intended as a summary only and is qualified in its entirety by reference to the registration rights agreements and amendments filed as exhibits to this Amended Annual Report on Form 10-K/A.

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

Additionally, the holders of certain warrants are entitled to registration rights with respect to the shares of our common stock issuable upon exercise of the warrants. Pursuant to the terms of these warrants, in the event that we propose to register any of our securities under the Securities Act (other than on a registration statement on Form S-4, S-8 or other limited purpose form), we are required, subject to certain limitations, to include in the registration statement all shares of our common stock issuable upon exercise of the warrants with respect to which we have received written requests for inclusion of such shares under our warrants. As of December 31, 2011, an aggregate amount of 1,123,484 shares of our common stock issuable upon exercise of warrants contain these registration rights

Employment Agreements

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

ITEM 15. EXHIBITS AND  RESTATED FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

RESTATED FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Financial Statements

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Ambient Corporation, as amended (filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2011, filed August 10, 2011).(1)

3.2	Bylaws of Ambient Corporation (previously filed)
4.1	Specimen Stock Certificate (previously filed)
4.2	Common Stock Purchase Warrant (Series A) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.3	Common Stock Purchase Warrant (Series B) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.4	Common Stock Purchase Warrant (Series C) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.5	Common Stock Purchase Warrant (Series D) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed November 5, 2007).(1)
4.6	Common Stock Purchase Warrant (Series E) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed January 17, 2008).(1)
4.7	Warrant issued as of April 23, 2008 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)
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
10.3
Amended and Restated Employment Agreement effective as of December 30, 2008 between Ambient Corporation and John Joyce (filed as Exhibit 10.4 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10.4
Amended and Restated Employment Agreement effective as of June 2, 2008 between Ambient Corporation and Ramdas Rao (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10.5
Employment Agreement effective as of August 4, 2011 between Ambient Corporation and Mark L. Fidler (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on August 8, 2011).(1)+

10.6
Securities Purchase Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.8 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10.7
Registration Rights Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.9 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10.8
Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10.9
Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10.10
Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10.11
Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.12
First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.13
First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.14
Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.15
Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.16
First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.17
Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.4 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.18
Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10.19
Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10.20
Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed November 24, 2008).(1)

10.21
Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10.22
Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10.23
Amendment to Securities Purchase Agreement dated as of January 15, 2010, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.26 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2009, filed March 31, 2010).(1)

10.24
Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008). (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).(1)

10.25
Master Supply and Alliance Agreement dated as of February 17, 2009 between Ambient Corporation and Bel Fuse Inc. (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy) (previously filed) .

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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark Fidler
	John J. Joyce		Mark Fidler,
	President and Chief Executive Officer		Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	September 24, 2012	Date:	September 24, 2012

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Joyce	PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD	September 24, 2012
John J. Joyce	and DIRECTOR (Principal Executive Officer)

/s/ Mark L. Fidler	VICE PRESIDENT, CHIEF FINANCIAL OFFICER and TREASURER	September 24, 2012
Mark L. Fidler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael L. Widland	DIRECTOR	September 24, 2012
Michael L. Widland

/s/ D. Howard Pierce	DIRECTOR	September 24, 2012
D. Howard Pierce

/s/ Thomas Michael Higgins	DIRECTOR	September 24, 2012
Thomas Michael Higgins

/s/ Shad L. Stastney	DIRECTOR	September 24, 2012
Shad L. Stastney

/s/ Francesca E. Scarito	DIRECTOR	September 24, 2012
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2011 and the results of their operations and cash flows for the years ended December 31, 2009, 2010 and 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated the balance sheets as of December 31,  2010 and 2011 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2010 and 2011.

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey

March 6, 2012, except for Notes 2, 3, 4, 8, 9, 10, 11, and 12 as to which the date is September 24, 2012

AMBIENT CORPORATION
BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2011	2010
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$17,965	$6,987
Accounts receivable	284	1,731
Inventory	1,460	834
Prepaid expenses and other current assets	527	276
Total current assets	20,236	9,828

Property and equipment, net	1,249	745
Deferred finance charges	389	-

Total assets	21,874	10,573

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,920	$3,608
Accrued expenses and other current liabilities (including related party interest of $0 and $244, respectively)	714	633
Deferred revenue	453	140
Accrued warranty	115	-
Income taxes payable	41	-
Capital lease obligations	-	10
Warrant liability, current portion	671	2,785

Total current liabilities	5,914	7,176

Non-current liabilities
Deferred rent	99	186
Warrant liability, net of current	-	1,568

Total liabilities	$6,013	$8,930

Commitments

Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 and 20,000,000 shares authorized;
16,567,384 and 16,493,764 shares issued; and
16,557,384 and 16,483,764 shares outstanding, respectively	17	16
Additional paid-in capital	237,421	233,254
Accumulated deficit	(221,377)	(231,427)
Less: treasury stock; 10,000 shares at cost	(200)	(200)
Total stockholders' equity	15,861	1,643

Total liabilities and stockholders' equity	$21,874	$10,573

See Notes to Restated Financial Statements.

AMBIENT CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)

Total revenue	$62,112	$20,226	$2,185
Cost of goods sold	35,274	12,023	1,836
Gross profit	26,838	8,203	349

Operating expenses:
Research and development expenses	11,665	6,222	4,871
Selling, general and administrative expenses	8,244	5,060	4,392
Total operating expenses	19,909	11,282	9,263

Operating income (loss)	6,929	(3,079)	(8,914)

Interest income (expense), net	19	(30)	(587)
Amortization of debt discount	-	-	(3,651)
Mark-to-market adjustment of warrant liability	3,306	2,740	(7,029)
Mark-to-market adjustment of derivative liability	-	5,434	(102,070)
(Loss) gain on conversion and extinguishment of debt	-	(355)	5,723
Other expense, net	-	(6)	(32)
Total other income	3,325	7,783	(107,646)

Income (loss) before taxes	10,254	4,704	(116,560)

Provision for income taxes	204	-	-

Net income (loss)	$10,050	$4,704	$(116,560)

Net income (loss) per share (basic)	$0.61	$0.30	$(14.77)
Net income (loss) per share (diluted)	$0.59	$0.29	$(14.77)

Weighted average shares used in computing basic net income/(loss) per share	16,515	15,495	7,891
Weighted average shares used in computing diluted net income/(loss) per share	16,905	15,998	7,891

See Notes to Restated Financial Statements.

 AMBIENT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - January 1, 2009 (Restated)	7,189,808	$7	$105,008	$(200)	$(119,571)	$(14,756)

Common stock issued upon exercise of warrants	116,422		2,319			2,319
Common stock issued upon exercise of options	7,500		24			24
Common stock issued upon conversion of convertible debt	1,666,667	2	24,565			24,567
Stock-based compensation expense			622			622
Net loss					(116,560)	(116,560)
Balance - December 31, 2009 (Restated)	8,980,397	$9	$132,538	$(200)	$(236,131)	$(103,784)

Common stock issued upon exercise of warrants	28,590		314			314
Common stock issued upon exercise of options	8,110		32			32
Proceeds from sale of common stock	800,000		6,588			6,588
Common stock issued upon conversion of convertible debt	6,666,667	7	93,326			93,333
Stock-based compensation expense			456			456
Net income					4,704	4,704
Balance - December 31, 2010 (Restated)	16,483,764	$16	$233,254	$(200)	$(231,427)	$1,643

Common stock issued upon exercise of warrants	68,538	1	615			616
Common stock issued upon exercise of options	5,082		30			30
Stock-based compensation expense			3,522			3,522
Net income					10,050	10,050
Balance - December 31, 2011 (Restated)	16,557,384	$17	$237,421	$(200)	$(221,377)	$15,861

See Notes to Restated Financial Statements.

AMBIENT CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,050	$4,704	$(116,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	458	380	302
Amortization of debt discount	-	-	3,651
Stock-based compensation	3,522	454	622
Loss/(gain) on conversion and extinguishment of debt	-	355	(5,723)
Mark-to-market adjustment of warrant liability	(3,306)	(2,740)	7,029
Mark-to-market adjustment of derivative liability	-	(5,434)	102,070
Loss on disposal of fixed assets	-	6	32
Changes in operating assets and liabilities:
Accounts receivable	1,447	(492)	430
Inventory	(626)	(473)	(263)
Prepaid expenses and other current assets	(251)	(74)	(28)
Accounts payable	312	1,592	682
Deferred rent	(87)	101	85
Accrued warranty	115	-	-
Accrued expenses and other current liabilities	81	56	(108)
Income taxes payable	41	-	-
Deferred revenue	313	(27)	59
Net cash provided by (used in) operating activities	12,069	(1,592)	(7,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	-	125
Purchases of property and equipment	(962)	(527)	(394)
Net cash used in investing activities	(962)	(527)	(269)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	-	8,000	976
Deferred finance charges	(389)	-	-
Proceeds from exercise of warrants	240	100	-
Proceeds from exercise of stock options	30	32	-
Payments of capitalized lease obligations	(10)	(13)	(12)
Net cash (used in) provided by financing activities	(129)	8,119	964

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,978	6,000	(7,025)
			-
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,987	987	8,012

CASH AND CASH EQUIVALENTS - END OF YEAR	$17,965	$6,987	$987

Non-cash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$-	$10,000	$2,500

Supplemental disclosures of cash flow information:
Interest paid	$246	$226	$675
Income taxes paid	$163	$-	$-

See Notes to Restated Financial Statements.

AMBIENT CORPORATION
NOTES TO RESTATED FINANCIAL STATEMENTS

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

On July 18, 2011, the Company implemented a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-100 shares. The reverse stock split has been reflected in this Amended Filing. See Note 10.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Background of Restatement

In connection with the preparation of Form 10-Q for the quarter ended June 30, 2012, management of the Company concluded that certain previously filed financial statements did not properly account for embedded derivative features of certain historical debt and warrants issued by the Company, which are described in detail below.

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations, as long as the Notes are outstanding.

Warrants: In connection with issuing the Notes, as well as in connection with other financing transactions, the Company issued warrants to purchase common stock (collectively, the “Warrants”). The Company had previously classified the value of the Warrants as equity. After further review, the Company determined that these instruments should have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations.

Stock-based Compensation: The Company had previously used volatility assumptions based on the historical volatility of the price of the Company's common stock, which, based on the historical trading activity of the stock, resulted in inflated price volatilities that were not necessarily indicative of the expected volatility and were substantially higher than other peer-industry companies. Upon further review of the volatility assumptions, the Company determined that it was more appropriate to use an expected volatility based on the volatilities of its industry peer group. Such an approach was used to determine appropriate volatility assumptions for valuation purposes of the Embedded Derivatives and Warrants. As a result, assumed volatilities are lower than those previously used, which reduces stock-based compensation expense.

In addition to the adjustments listed above, the Company recorded immaterial adjustments to revenue to account for the deferral of maintenance revenue arising from the initial period of free maintenance provided upon shipment of our communication nodes.

All of the necessary adjustments relating to the Notes and Warrants are non-cash in nature and do not impact the Company’s total cash flows from operating, investing and financing activities. The adjustments are primarily related to complex accounting requirements of certain characteristics of the Notes and Warrants that require the recording of debt discounts and related amortization, mark-to-market adjustments in the fair value of Warrants and Embedded Derivatives and gains or losses associated with the extinguishment of debt under certain circumstances.

As a result of these cumulative adjustments, as of December 31, 2011, accumulated deficit increased from $138.7 million to $221.4 million and additional paid in capital increased from $155.7 million to $237.4 million. At December 31, 2011, the net impact of the cumulative adjustments reduced overall stockholders’ equity by approximately $1.1 million. Since all of the Notes were either paid off or converted by early 2010 and many of the Warrants were either exercised or expired by the end of 2011, the estimated impact of accounting for these instruments in 2012 and for future periods is expected to be immaterial.

The tables below details the impact of the restatements on the Company’s Balance Sheets as of December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
(in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,965	$-	$17,965	$6,987	$-	$6,987
Accounts receivable	284	-	284	1,731	-	1,731
Inventory	1,460	-	1,460	834	-	834
Prepaid expenses and other current assets	527	-	527	276	-	276

Total current assets	20,236	-	20,236	9,828	-	9,828

Property and equipment, net	1,249	-	1,249	745	-	745
Deferred financing costs, net	389	-	389	-	-	-

Total assets	$21,874	$-	$21,874	$10,573	$-	$10,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,920	$-	$3,920	$3,608	$-	$3,608
Accrued expenses and other current liabilities	714	-	714	633	-	633
Deferred revenue	119	334	453	-	140	140
Accrued warranty	115	-	115	-	-	-
Income taxes payable	41	-	41	-	-	-
Capital lease obligations, current portion	-	-	-	10	-	10
Warrant liability, current	-	671	671	-	2,785	2,785

Total current liabilities	4,909	1,005	5,914	4,251	2,925	7,176

NON-CURRENT LIABILITIES
Deferred rent	99	-	99	186	-	186
Warrant liability, net of current	-	-	-	-	1,568	1,568

Total liabilities	5,008	1,005	6,013	4,437	4,493	8,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 and 20,000,000 shares authorized;
16,567,384 and 16,493,764 shares issued; and
16,557,384 and 16,483,764 shares outstanding, respectively	17	-	17	16	-	16
Additional paid-in capital	155,707	81,714	237,421	149,748	83,506	233,254
Accumulated deficit	(138,658)	(82,719)	(221,377)	(143,428)	(87,999)	(231,427)
Less: treasury stock; 10,000 shares at cost	(200)	-	(200)	(200)	-	(200)

Total stockholders' equity	16,866	(1,005)	15,861	6,136	(4,493)	1,643

Total liabilities and stockholders' equity	$21,874	$-	$21,874	$10,573	$-	$10,573

The following table details the impact of the restatements on the Company’s Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
(in thousands, except per Share data)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$62,306	$(194)	$62,112	$20,358	$(132)	$20,226	$2,193	$(8)	$2,185
Cost of goods sold	35,490	(216)	35,274	12,023	-	12,023	1,836	-	1,836
Gross profit	26,816	22	26,838	8,335	(132)	8,203	357	(8)	349

Operating expenses:
Research and development expenses	12,223	(558)	11,665	6,314	(92)	6,222	4,946	(75)	4,871
Selling, general and administrative expenses	9,638	(1,394)	8,244	5,239	(179)	5,060	4,662	(270)	4,392

Total operating expenses	21,861	(1,952)	19,909	11,553	(271)	11,282	9,608	(345)	9,263

Operating income (loss)	4,955	1,974	6,929	(3,218)	139	(3,079)	(9,251)	337	(8,914)

Interest income (expense), net	19	-	19	(214)	184	(30)	(1,734)	1,147	(587)
Amortization of beneficial conversion feature of convertible debt	-	-	-	-	-	-	(3,229)	3,229	-
Amortization of debt discount	-	-	-	-	-	-	-	(3,651)	(3,651)
Mark-to-market adjustment of warrant liability	-	3,306	3,306	-	2,740	2,740	-	(7,029)	(7,029)
Mark-to-market adjustment of derivative liability	-	-	-	-	5,434	5,434	-	(102,070)	(102,070)
Gain (loss) on conversion and extinguishment of debt	-	-	-	252	(607)	(355)	-	5,723	5,723
Other expense, net	-	-	-	(6)	-	(6)	(32)	-	(32)
Total other income (loss)	19	3,306	3,325	32	7,751	7,783	(4,995)	(102,651)	(107,646)

Income (loss) before taxes	4,974	5,280	10,254	(3,186)	7,890	4,704	(14,246)	(102,314)	(116,560)

Provision for income taxes	204	-	204	-	-	-	-	-	-

Net income (loss)	$4,770	$5,280	$10,050	$(3,186)	$7,890	$4,704	$(14,246)	$(102,314)	$(116,560)

Net income (loss) per share (basic)	$0.29	$0.32	$0.61	$(0.21)	$0.51	$0.30	$(1.81)	$(12.97)	$(14.77)
Net income (loss) per share (diluted)	$0.28	$0.31	$0.59	$(0.21)	$0.50	$0.29	$(1.81)	$(12.97)	$(14.77)

Weighted average shares used in computing basic net income (loss) per share	16,515	16,515	16,515	15,495	15,495	15,495	7,891	7,891	7,891
Weighted average shares used in computing diluted net income (loss) per share	16,905	16,905	16,905	15,495	15,998	15,998	7,891	7,891	7,891

The following table details the impact of the restatements of the Company’s Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011, respectively:

			Additional
(in thousands)	Common Stock		Paid-in	Treasury	Accumulated				Total
	Shares	Amount	Capital	Stock	Deficit	Total	Adjustments		(Restated)

Balance -January 1, 2009 (Restated)	7,189,808	$7	$133,643	$(200)	$(125,996)	$7,454	(1)$	(22,210)	$(14,756)

Common stock issued upon exercise of warrants	116,422		952			952		1,367	2,319
Common stock issued upon exercise of options	7,500		24			24		-	24
Common stock issued upon conversion of convertible debt	1,666,667	2	2,498			2,500		22,067	24,567
Remeasurement of beneficial conversion feature of convertible promissory note			(8,333)			(8,333)		8,333	-
Warrant repricing			1,147			1,147		(1,147)	-
Stock-based compensation expense			967			967		(345)	622
Net loss					(14,246)	(14,246)		(102,314)	(116,560)
Balance - December 31, 2009 (Restated)	8,980,397	9	130,898	(200)	(140,242)	(9,535)		(94,249)	(103,784)

Common stock issued upon exercise of warrants	28,590		100			100		214	314
Common stock issued upon exercise of options	8,110		32			32		-	32
Proceeds from sale of common stock	800,000		8,000			8,000		(1,412)	6,588
Common stock issued upon conversion of convertible debt	6,666,667	7	9,993			10,000		83,333	93,333
Stock-based compensation expense			725			725		(269)	456
Net loss					(3,186)	(3,186)		7,890	4,704
Balance - December 31, 2010 (Restated)	16,483,764	16	149,748	(200)	(143,428)	6,136		(4,493)	1,643

Common stock issued upon exercise of warrants	68,538	1	239			240		376	616
Common stock issued upon exercise of options	5,082		30			30		-	30
Stock-based compensation expense			5,690			5,690		(2,168)	3,522
Net income					4,770	4,770		5,280	10,050
Balance - December 31, 2011 (Restated)	16,557,384	$17	$155,707	$(200)	$(138,658)	$16,866		$(1,005)	$15,861

(1)	The cumulative adjustments prior to January 1, 2009 includes a $6.4 million decrease to accumulated deficit and a $28.6 decrease to additional paid in capital.

The following table details the impact of the restatements on the Company’s Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,770	$5,280	$10,050	$(3,186)	$7,890	$4,704	$(14,246)	$(102,314)	$(116,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	458	-	458	380	-	380	302	-	302
Amortization of debt discount and deferred financing costs	-	-	-	-	-	-	-	3,651	3,651
Amortization of beneficial conversion feature of convertible debt	-	-	-	184	(184)	-	3,229	(3,229)	-
Non cash interest related to warrant repricing	-		-	-		-	1,147	(1,147)	-
Stock-based compensation	5,690	(2,168)	3,522	725	(271)	454	967	(345)	622
(Loss) gain on conversion and extinguishment of debt	-	-	-	(252)	607	355	-	(5,723)	(5,723)
Mark-to-market adjustment of warrant liability		(3,306)	(3,306)		(2,740)	(2,740)	-	7,029	7,029
Mark-to-market adjustment of derivative liability	-	-	-	-	(5,434)	(5,434)		102,070	102,070
Loss on disposal of fixed assets	-	-	-	6	-	6	32	-	32
Changes in operating assets and liabilities:
Accounts receivable	1,447	-	1,447	(492)	-	(492)	430	-	430
Inventory	(626)	-	(626)	(473)	-	(473)	(263)	-	(263)
Prepaid expenses and other current assets	(251)	-	(251)	(74)	-	(74)	(28)	-	(28)
Accounts payable	312	-	312	1,592	-	1,592	682	-	682
Accrued expenses and other current liabilities	81		81	56		56	(108)		(108)
Deferred revenue	119	194	313	(159)	132	(27)	51	8	59
Accrued warranty	115	-	115	-	-	-	-	-	-
Income taxes payable	41	-	41	-	-	-	-	-	-
Deferred rent	(87)	-	(87)	101	-	101	85	-	85

Net cash provided by (used in) operating activities	12,069	-	12,069	(1,592)	-	(1,592)	(7,720)	-	(7,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	-	-	-	-	-	-	125	-	125
Purchases of property and equipment	(962)	-	(962)	(527)	-	(527)	(394)	-	(394)
Net cash used in investing activities	(962)	-	(962)	(527)	-	(527)	(269)	-	(269)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	-	-	-	8,000	-	8,000	976	-	976
Deferred finance charges	(389)	-	(389)	-	-	-	-	-	-
Proceeds from exercise of warrants	240	-	240	100	-	100	-	-	-
Proceeds from exercise of stock options	30	-	30	32	-	32	-	-	-
Payments of capitalized lease obligations	(10)	-	(10)	(13)	-	(13)	(12)	-	(12)
Net cash (used in) provided by financing activities	(129)	-	(129)	8,119	-	8,119	964	-	964

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,978	-	10,978	6,000	-	6,000	(7,025)	-	(7,025)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,987	-	6,987	987	-	987	8,012	-	8,012

CASH AND CASH EQUIVALENTS - END OF YEAR	$17,965	$-	$17,965	$6,987	-	$6,987	$987	$-	$987

Non-cash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$-	$-	$-	$10,000	$-	$10,000	$2,500	$-	$2,500

Supplemental disclosure of cash flow information
Interest paid	$246	$-	$246	$226	$-	$226	$675	$-	$675
Income taxes paid	$163	$-	$163	$-	$-	$-	$-	$-	$-

The following table details the impact of the restatements on the Company’s Balance Sheets as of March 31, June 30, and September 30, 2011, respectively:

	As of March 31, 2011 (unaudited)			As of June 30, 2011 (unaudited)			As of September 30, 2011 (unaudited)
(in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,729	$-	$8,729	$12,545	$-	$12,545	$14,846	$-	$14,846
Accounts receivable	1,589	-	1,589	478	-	478	352	-	352
Inventory	965	-	965	2,452	-	2,452	2,716	-	2,716
Prepaid expenses and other current assets	266	-	266	274	-	274	173	-	173

Total current assets	11,549	-	11,549	15,749	-	15,749	18,087	-	18,087

Property and equipment, net	1,002	-	1,002	1,049	-	1,049	1,197	-	1,197
Deferred financing costs, net	-	-	-	-	-	-	421	-	421

Total assets	$12,551	$-	$12,551	$16,798	$-	$16,798	$19,705	$-	$19,705

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,604	$-	$3,604	$4,630	$-	$4,630	$4,185	$-	$4,185
Accrued expenses and other current liabilities	740	-	740	696	-	696	981	-	981
Deferred revenue	104	198	302	107	270	377	103	314	417
Income taxes payable	28	-	28	109	-	109	-	-	-
Capital lease obligations, current portion	7	-	7	4	-	4	-	-	-
Warrant liability, current	-	2,176	2,176	-	1,645	1,645	-	1,873	1,873

Total current liabilities	4,483	2,374	6,857	5,546	1,915	7,461	5,269	2,187	7,456

NON-CURRENT LIABILITIES
Deferred rent	164	-	164	143	-	143	121	-	121
Warrant liability, net of current	-	1,093	1,093	-	625	625	-	580	580

Total liabilities	4,647	3,467	8,114	5,689	2,540	8,229	5,390	2,767	8,157

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
20,000,000, 100,000,000 and 100,000,000 shares authorized;
16,503,014, 16,532,228 and 16,539,062 shares issued; and
16,493,014, 16,522,228 and 16,529,062 shares outstanding, respectively	16	-	16	16	-	16	17	-	17
Additional paid-in capital	150,432	83,276	233,708	151,190	83,148	234,338	151,938	82,949	234,887
Accumulated deficit	(142,344)	(86,743)	(229,087)	(139,897)	(85,688)	(225,585)	(137,440)	(85,716)	(223,156)
Less: treasury stock; 10,000 shares at cost	(200)	-	(200)	(200)	-	(200)	(200)	-	(200)

Total stockholders' equity	7,904	(3,467)	4,437	11,109	(2,540)	8,569	14,315	(2,767)	11,548

Total liabilities and stockholders' equity	$12,551	$-	$12,551	$16,798	$-	$16,798	$19,705	$-	$19,705

The following table details the impact of the restatements on the Company’s Statements of Operations for the three, six and nine months ended as of March 31, June 30, and September 30, 2011 respectively:

	Three Months Ended March 31, 2011 (unaudited)			Three Months Ended June 30, 2011 (unaudited)			Six Months Ended June 30, 2011 (unaudited)			Three Months Ended September 30, 2011 (unaudited)			Nine Months Ended September 30, 2011 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$12,006	$(58)	$11,948	$15,986	$(72)	$15,914	$27,992	$(130)	$27,862	$16,960	$(44)	$16,916	$44,952	$(174)	$44,778
Cost of goods sold	6,801	-	6,801	9,162	(22)	9,140	15,963	(22)	15,941	9,447	(27)	9,420	25,410	(49)	25,361
Gross profit	5,205	(58)	5,147	6,824	(50)	6,774	12,029	(108)	11,921	7,513	(17)	7,496	19,542	(125)	19,417

Operating expenses:
Research and development expenses	2,088	(89)	1,999	2,805	(86)	2,719	4,893	(175)	4,718	3,053	(100)	2,953	7,946	(275)	7,671
Selling, general and administrative expenses	2,011	(175)	1,836	1,496	(147)	1,349	3,507	(322)	3,185	1,956	(170)	1,786	5,463	(492)	4,971

Total operating expenses	4,099	(264)	3,835	4,301	(233)	4,068	8,400	(497)	7,903	5,009	(270)	4,739	13,409	(767)	12,642

Operating income/(loss)	1,106	206	1,312	2,523	183	2,706	3,629	389	4,018	2,504	253	2,757	6,133	642	6,775

Interest income (expense), net	6	-	6	6	-	6	12	-	12	5	-	5	17	-	17
Mark-to-market adjustment of warrant liability	-	1,050	1,050	-	872	872	-	1,922	1,922	-	(281)	(281)	-	1,641	1,641
Total other income	6	1,050	1,056	6	872	878	12	1,922	1,934	5	(281)	(276)	17	1,641	1,658

Income/(loss) before taxes	1,112	1,256	2,368	2,529	1,055	3,584	3,641	2,311	5,952	2,509	(28)	2,481	6,150	2,283	8,433

Provision for income taxes	28	-	28	81	-	81	109	-	109	54	-	54	163	-	163

Net income and comprehensive income	$1,084	$1,256	$2,340	$2,448	$1,055	$3,503	$3,532	$2,311	$5,843	$2,455	$(28)	$2,427	$5,987	$2,283	$8,270

Net income per share (basic)	$0.07	$0.08	$0.14	$0.15	$0.06	$0.21	$0.21	$0.14	$0.35	$0.15	$(0.00)	$0.15	$0.36	$0.14	$0.50
Net income per share (diluted)	$0.06	$0.07	$0.14	$0.14	$0.06	$0.21	$0.21	$0.14	$0.35	$0.14	$(0.00)	$0.14	$0.35	$0.13	$0.49

Weighted average shares used in computing basic net income per share	16,486	16,486	16,486	16,505	16,505	16,505	16,496	16,496	16,496	16,526	16,526	16,526	16,506	16,506	16,506
Weighted average shares used in computing diluted net income per share	16,946	16,946	16,946	16,909	16,909	16,909	16,936	16,936	16,936	16,950	16,950	16,950	16,927	16,927	16,927

The following table details the impact of the restatements of the Company’s Statements of Cash Flows for the three, six and nine months ended as of March 31, June 30, and September 30, 2011 respectively:

(in thousands)	Three Months Ended March 31, 2011 (unaudited)			Six Months Ended June 30, 2011 (unaudited)			Nine Months Ended September 30, 2011 (unaudited)
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,084	$1,256	$2,340	$3,532	$2,311	$5,843	$5,987	$2,283	$8,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	-	97	206	-	206	328	-	328
Stock-based compensation	652	(264)	388	1,306	(519)	787	2,020	(816)	1,204
Mark-to-market adjustment of warrant liability	-	(1,050)	(1,050)	-	(1,922)	(1,922)	-	(1,641)	(1,641)
Changes in operating assets and liabilities:
Accounts receivable	142	-	142	1,253	-	1,253	1,379	-	1,379
Inventory	(131)	-	(131)	(1,618)	-	(1,618)	(1,882)	-	(1,882)
Prepaid expenses and other current assets	10	-	10	2	-	2	103	-	103
Accounts payable	(5)	-	(5)	1,022	-	1,022	577	-	577
Accrued expenses and other current liabilities	107	-	107	64	-	64	349	-	349
Deferred revenue	104	58	162	107	130	237	103	174	277
Income taxes payable	28	-	28	109	-	109	-	-	-
Deferred rent	(21)	-	(21)	(43)	-	(43)	(65)	-	(65)

Net cash provided by operating activities	2,067	-	2,067	5,940	-	5,940	8,899	-	8,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(354)	-	(354)	(511)	-	(511)	(780)	-	(780)
Net cash used in investing activities	(354)	-	(354)	(511)	-	(511)	(780)	-	(780)

CASH FLOWS FROM FINANCING ACTIVITES
Deferred finance charges	-	-	-	-	-	-	(421)	-	(421)
Proceeds from exercise of warrants	16	-	16	106	-	106	140	-	140
Proceeds from exercise of stock options	16	-	16	30	-	30	31	-	31
Payments of capitalized lease obligations	(3)	-	(3)	(7)	-	(7)	(10)	-	(10)
Net cash provided by (used in) financing activities	29	-	29	129	-	129	(260)	-	(260)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,742	-	1,742	5,558	-	5,558	7,859	-	7,859

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,987	-	6,987	6,987	-	6,987	6,987	-	6,987

CASH AND CASH EQUIVALENTS - END OF YEAR	$8,729	$-	$8,729	$12,545	$-	$12,545	$14,846	$-	$14,846

Supplemental disclosures of cash flow information:
Interest paid	$1	$-	$1	$246	$-	$246	$246	$-	$246
Income taxes paid	$-	$-	$-	$-	$-	$-	$163	$-	$163

The following table details the impact of the restatements on the Company’s Balance Sheets as of March 31, June 30, and September 30, 2010 respectively:

	March 31, 2010 (unaudited)			June 30, 2010 (unaudited)			September 30, 2010 (unaudited)
(in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$835	$-	$835	$1,374	$-	$1,374	$1,041	$-	$1,041
Accounts receivable	57	-	57	150	-	150	1,359	-	1,359
Inventory	812	-	812	633	-	633	769	-	769
Prepaid expenses and other current assets	204	-	204	200	-	200	166	-	166

Total current assets	1,908	-	1,908	2,357	-	2,357	3,335	-	3,335

Property and equipment, net	688	-	688	684	-	684	698	-	698

Total assets	$2,596	$-	$2,596	$3,041	$-	$3,041	$4,033	$-	$4,033

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,698	$-	$1,698	$1,792	$-	$1,792	$2,640	$-	$2,640
Accrued expenses and other current liabilities	1,020	-	1,020	925	-	925	849	-	849
Deferred revenue	57	20	77	38	56	94	19	84	103
Income taxes payable	-	-	-	-	-	-	-	-	-
Capital lease obligations, current portion	13	-	13	13	-	13	14	-	14
Warrant liability, current	-	3,096	3,096	-	1,381	1,381	-	1,816	1,816

Total current liabilities	2,788	3,116	5,904	2,768	1,437	4,205	3,522	1,900	5,422

NON-CURRENT LIABILITIES
Deferred rent	142	-	142	160	-	160	178	-	178
Capital lease, less current portion	7	-	7	4	-	4	-	-	-
Warrant liability, net of current	-	515	515	-	88	88	-	927	927

Total liabilities	2,937	3,631	6,568	2,932	1,525	4,457	3,700	2,827	6,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value;
20,000,000 shares authorized;
15,830,754, 15,941,904 and 15,991,904 shares issued; and
15,820,754, 15,931,904 and 15,981,904 shares outstanding, respectively	16	-	16	16	-	16	16	-	16
Additional paid-in capital	142,506	84,770	227,276	143,552	84,701	228,253	144,089	84,630	228,719
Accumulated deficit	(142,663)	(88,401)	(231,064)	(143,259)	(86,226)	(229,485)	(143,572)	(87,457)	(231,029)
Less: treasury stock; 10,000 shares at cost	(200)	-	(200)	(200)	-	(200)	(200)	-	(200)

Total stockholders' (deficit) equity	(341)	(3,631)	(3,972)	109	(1,525)	(1,416)	333	(2,827)	(2,494)

Total liabilities and stockholders' (deficit) equity	$2,596	$-	$2,596	$3,041	$-	$3,041	$4,033	$-	$4,033

The following table details the impact of the restatements on the Company’s Statements of Operations for the three, six and nine months ended as of March 31, June 30, and September 30, 2010, respectively:

	Three Months Ended March 31, 2010 (unaudited)			Three Months Ended June 30, 2010 (unaudited)			Six Months Ended June 30, 2010 (unaudited)			Three Months Ended September 30, 2010 (unaudited)			Nine Months Ended September 30, 2010 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$1,684	$(12)	$1,672	$4,574	$(36)	$4,538	$6,258	$(48)	$6,210	$4,976	$(28)	$4,948	$11,234	$(76)	$11,158
Cost of goods sold	1,141	-	1,141	2,641	-	2,641	3,782	-	3,782	2,998	-	2,998	6,780	-	6,780
Gross profit	543	(12)	531	1,933	(36)	1,897	2,476	(48)	2,428	1,978	(28)	1,950	4,454	(76)	4,378

Operating expenses:
Research and development expenses	1,577	-	1,577	1,398	(1)	1,397	2,975	(1)	2,974	1,273	(1)	1,272	4,248	(2)	4,246
Selling, general and administrative expenses	1,175	-	1,175	1,130	-	1,130	2,305	-	2,305	1,270	(2)	1,268	3,575	(2)	3,573

Total operating expenses	2,752	-	2,752	2,528	(1)	2,527	5,280	(1)	5,279	2,543	(3)	2,540	7,823	(4)	7,819

Operating loss	(2,209)	(12)	(2,221)	(595)	(35)	(630)	(2,804)	(47)	(2,851)	(565)	(25)	(590)	(3,369)	(72)	(3,441)

Interest expense, net	(213)	184	(29)	-	-	-	(213)	184	(29)	-	-	-	(213)	184	(29)
Mark-to-market adjustment of warrant liability	-	2,489	2,489	-	2,210	2,210	-	4,699	4,699	-	(1,206)	(1,206)	-	3,493	3,493
Mark-to-market adjustment of derivative liability	-	5,434	5,434	-	-	-	-	5,434	5,434	-	-	-	-	5,434	5,434
Gain (loss) on conversion and extinguishment of debt	-	(607)	(607)	-	-	-	-	(607)	(607)	252	-	252	252	(607)	(355)
Total other income	(213)	7,500	7,287	-	2,210	2,210	(213)	9,710	9,497	252	(1,206)	(954)	39	8,504	8,543

Income (loss) before taxes	(2,422)	7,488	5,067	(595)	2,175	1,580	(3,017)	9,663	6,646	(313)	(1,231)	(1,544)	(3,330)	8,432	5,102

Provision for income taxes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Net (loss) income	$(2,422)	$7,488	$5,066	$(595)	$2,175	$1,580	$(3,017)	$9,663	$6,646	$(313)	$(1,231)	$(1,544)	$(3,330)	$8,432	$5,102

Net (loss) income per share (basic)	$(0.17)	$0.53	$0.36	$(0.04)	$0.14	$0.10	$(0.20)	$0.64	$0.44	$(0.02)	$(0.08)	$(0.10)	$(0.22)	$0.55	$0.33
Net (loss) income per share (diluted)	$(0.17)	$0.51	$0.34	$(0.04)	$0.13	$0.10	$(0.20)	$0.62	$0.43	$(0.02)	$(0.08)	$(0.10)	$(0.22)	$0.53	$0.32

Weighted average shares used in computing basic net (loss) income per share	14,162	14,162	14,162	15,871	15,871	15,871	15,022	15,022	15,022	15,932	15,932	15,932	15,328	15,328	15,328
Weighted average shares used in computing diluted net (loss) income per share	14,162	14,709	14,709	15,871	16,298	16,298	15,022	15,530	15,530	15,932	15,932	15,932	15,328	15,823	15,823

The following table details the impact of the restatements on the Company’s Statements of Cash Flows for the three, six, and nine months ended as of March 31, June 30, and September 30, 2010, respectively:

(in thousands)	For the Three Months Ended March 31, 2010 (unaudited)			Six Months Ended June 30, 2010 (unaudited)			Nine Months Ended September 30, 2010 (unaudited)
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,421)	$7,488	$5,067	$(3,017)	$9,663	$6,646	$(3,330)	$8,432	$5,102
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	86	-	86	182	-	182	272	-	272
Amortization of beneficial conversion feature of convertible debt	184	(184)	-	184	(184)	-	184	(184)	-
Stock-based compensation	30	0	30	35	(1)	34	72	(4)	68
Gain (loss) on conversion and extinguishment of debt	-	607	607	-	607	607	(252)	607	355
Mark-to-market adjustment of warrant liability	-	(2,489)	(2,489)	-	(4,699)	(4,699)	-	(3,493)	(3,493)
Mark-to-market adjustment of derivative liability	-	(5,434)	(5,434)	-	(5,434)	(5,434)	-	(5,434)	(5,434)
Changes in operating assets and liabilities:
Accounts receivable	841	-	841	748	-	748	(290)	-	(290)
Inventory	(451)	-	(451)	(271)	-	(271)	(408)	-	(408)
Prepaid expenses and other current assets	(1)	-	(1)	3	-	3	36	-	36
Accounts payable	23	-	23	117	-	117	794	-	794
Accrued expenses and other current liabilities	191	-	191	96	-	96	272	-	272
Deferred revenue	(102)	12	(90)	(121)	48	(73)	(140)	76	(64)
Deferred rent	57	-	57	75	-	75	94	-	94

Net cash used in operating activities	(1,563)	-	(1,563)	(1,969)	-	(1,969)	(2,696)	-	(2,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(170)	-	(170)	(263)	-	(263)	(367)	-	(367)
Net cash used in investing activities	(170)	-	(170)	(263)	-	(263)	(367)	-	(367)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	1,500	-	1,500	2,500	-	2,500	3,000	-	3,000
Proceeds from exercise of warrants	75	-	75	100	-	100	100	-	100
Proceeds from exercise of stock options	9	-	9	25	-	25	26	-	26
Payments of capitalized lease obligations	(3)	-	(3)	(6)	-	(6)	(9)	-	(9)
Net cash provided by financing activities	1,581	-	1,581	2,619	-	2,619	3,117	-	3,117

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(152)	-	(152)	387	-	387	54	-	54

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	987	-	987	987	-	987	987	-	987

CASH AND CASH EQUIVALENTS - END OF YEAR	$835	$-	$835	$1,374	$-	$1,374	$1,041	$-	$1,041

Non-cash financing and investing activities:
Issuance of common stock in connection with conversion of debt	$10,000	$-	$10,000	$10,000	$-	$10,000	$10,000	$-	$10,000

Supplemental disclosures of cash flow information:
Interest paid	$1	$-	$1	$1	$-	$1	$1	$-	$1

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which input used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level of input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, which include certificates of deposits and money market funds.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including liabilities resulting from embedded derivatives associated with certain warrants to purchase common stock (see Note 9).

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

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

(in thousands)
	2009	2010	2011

Weighted average shares outstanding used to compute basic earnings per share	7,891	15,495	16,515

Effect of dilutive stock options and warrants	-	503	390

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	7,891	15,998	16,905

The following securities have been excluded from the calculation of net income (loss) per share, as their effect would be anti-dilutive.

(in thousands)	2009	2010	2011
Stock options	585	771	747
Warrants	788	1,168	800
Convertible debentures	6,667	----	----
	8,040	1,939	1,547

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from one to five years. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income or loss.

REVENUE RECOGNITION - RESTATED

Revenue Recognition.

Total revenue consists primarily of sales of hardware, software, and maintenance services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services.

Hardware sales consist of our Ambient Smart Grid® communications nodes are physical boxes that contain the hardware and embedded software needed for communications and data collection in support of smart grid assets. The system software embedded in our communications nodes is used solely in connection with the operation of the physical boxes.

Our proprietary software AmbientNMS® is our smart grid network management system that controls the large numbers of communications nodes, devices and customers on a smart grid.  NMS software is offered on a stand-alone basis.

We generally include a period of free maintenance services beginning from the sale of the communication nodes and NMS Software.  As such, we recognize a portion of the revenue from the sales of our products upon delivery to the customer. The revenue allocated to the free period of maintenance services is deferred and recognized ratably over the period of performance.

We offer additional software maintenance service, on a fee basis, that entitles the purchasers of our products and AmbientNMS® software to postcontract customer support including help desk support, unspecified updates and upgrades to our products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

The Company recognizes revenue from the sale of (i) hardware products and (ii) software bundled with hardware that is essential to the functionality of the hardware in accordance with revenue recognition for multiple element arrangements. The Company recognizes revenue in accordance with applicable industry specific software accounting guidance for (i) standalone sales of software products, (ii) maintenance renewals, and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3).  ASU 2009-13 eliminates the residual method and requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price ("BESP") of each element when a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011

We evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered item or items shall be considered a separate unit of accounting if it has standalone value to the customer and there is no customer-negotiated refunds or return rights.

We allocate the total arrangement consideration to each unit of accounting in a multiple-element arrangement based on its relative selling price, and include our bundled hardware and software component as one unit of accounting and the free period of maintenance as a separate unit of accounting.  The Company uses a hierarchy to determine the selling price to be used for allocating revenue to each of the deliverables. We determine the selling price for each deliverable using vendor specific objective evidence (VSOE), if it exists or third party evidence (TPE) if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price (BESP) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of a deliverable based on the price at which we sell the deliverable on a standalone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement.  VSOE has been established for our software maintenance element.  When VSOE cannot be established for all deliverables in an arrangement with multiple elements, we attempt to estimate the selling price of each element based on TPE.  When we are unable to establish a selling price using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis.  BESP has been established for our bundled hardware and software portion of the arrangement.

When establishing BESP the Company considers multiple factors including, but not limited to, the relative value of the features and functionality being delivered to the customer, and general pricing practices.  Based on our analysis of pricing stated in contractual arrangements for our hardware products in historical multiple-element transactions, we have concluded that we typically price our hardware and embedded software at the contractually agreed upon amounts.   Therefore, we have determined that, for our hardware and embedded software  for which VSOE or TPE is not available, our BESP is generally comprised of prices based on our contractually agreed upon rates. We have established an annual review process around VSOE, TPE and BESP.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of maintenance services to previously sold software, in accordance with industry specific software accounting guidance.   For such multiple element software transactions, revenue is allocated to each element based on the residual method when VSOE has been established for the undelivered element.  If the Company cannot objectively determine the VSOE of any undelivered element included in such multiple-element arrangements, the Company defers revenue until VSOE is established for any remaining undelivered elements, or all elements are delivered and services have been performed.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2010 and 2011, the Company believed that no allowance was necessary.

At December 31, 2010 and 2011, one customer accounted for 100% of accounts receivable. See Note 13.

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

EMBEDDED DERIVATIVES AND WARRANTS

Embedded Derivatives and Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in our statement of operations in each subsequent period.

Fair value of the Warrants is determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring.

The fair value of Embedded Derivatives is determined by management using a Monte Carlo simulation analysis taking into account various inputs including the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; credit-risk spreads; time to maturity; the expected volatility of the price of the underlying common stock; and the probability of various events or other options occurring.

The assumptions used in calculating the estimated fair value of the Embedded Derivatives and Warrants represent our best estimates: however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the derivative and warrant liabilities and the change in their estimated fair values could be materially different.

DEBT DISCOUNT AND AMORTIZATION OF DEBT DISCOUNT

Debt discount represents the fair value of Embedded Derivatives and Warrants determined upon the date of issuance. Debt discount is amortized over the term of the debt using the effective interest method where applicable. The amortization of debt discount is included as a component of other income or expense in the accompanying statements of operations.  Upon conversion of the Note, the unamortized discount is recognized as part of the debt extinguishment gain or loss.

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

In June 2011, the FASB issued ASU No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. The Company does not expect ASU 2011-05 to have any material impact on its financial position and results of operations.

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

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for certain assets and liabilities at fair value.  We categorize each of our fair value measurements in one of these three levels based on the lowest level of input that is significant to the fair value measurement in its entirety.

The following table provides the assets and liabilities at fair value measured on a recurring basis as of December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011
	Total Carrying Value	Quoted Prices in Active Markets Level 1	Using Significant Other Observable Inputs Level 2	Using Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	$17,622	$-	$17,622	$-
Total assets	17,622	-	17,622	-
Current liabilities:
Warrant liabilities	671	-	-	671

Total liabilitities	$671	$-	$-	$671

	December 31, 2010
(in thousands)	Total Carrying Value	Quoted Prices in Active Markets Level 1	Using Significant Other Observable Inputs Level 2	Using Significant Unobservable Inputs Level 3
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	2,821	-	2,821	-
Total assets	2,821	-	2,821	-
Current liabilities:
Warrant liabilities	2,785	-	-	2,785
Long term liabilities:
Warrant liabilities	1,568	-	-	1,568

Total liabilitities	$4,353	$-	$-	$4,353

NOTE 5 – INVENTORY

Finished goods primarily consists of shipments in transit which represent the cost of finished goods inventory shipped for which title has not yet passed to the customer. Inventory consisted of the following at December 31, 2010 and 2011:

(in thousands)	December 31,
	2010	2011
Raw material	$139	$--
Finished goods	695	1,460
	$834	$1,460

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2011:

(in thousands)	December 31,
	2010	2011
Computers	$311	$654
Software	505	657
Software (capital lease)	30	--
Machinery and equipment	626	975
Furniture and office equipment	195	248
	1,667	2,534
Less – accumulated depreciation	922	1,285
	$745	$1,249

Depreciation expense was approximately $303,000, $380,000 and $458,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	December 31,
	2010	2011
Accrued interest	$244	$--
Accrued compensation and benefits	124	391
Accrued professional fees	31	16
Accrued freight	152	140
Accrued taxes	15	43
Other accrued liabilities	67	124
	$633	$714

Accrued interest represented amounts owed to Vicis Capital Master Fund ("Vicis" or "Investor") on secured convertible promissory notes. See Note 8.

NOTE  8 - CONVERTIBLE DEBT - RESTATED

Securities Purchase Agreements

July 2007 Purchase Agreement

In July 2007, the Company entered into a Securities Purchase Agreement (the "July  2007 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7.5 million (the “July  2007 Note”). The July  2007 Note had a term of three years and was scheduled to become due on July 31, 2010. The outstanding principal amount of the July  2007 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $7.50 per share, subject to certain adjustments. The July 2007 Note was secured by substantially all of the assets of the Company. In January 2010, the July  2007 Note was converted into 5.0 million shares of common stock .

Pursuant to the July 2007 Purchase Agreement, the Company issued to Vicis warrants to purchase 1.5 million shares of common stock, exercisable through July 31, 2012, at original exercise prices between $6.00 and $7.50 per share. All of these warrants were exercised in November 2008. In addition, the Company paid fees to a registered broker dealer of $570,000 and issued warrants to purchase up to 173,500 shares of the Company's common stock at an original per share exercise price of $7.50 (all of the warrants issued in connection with the July 2007 Note referred to as the “July 2007 Warrants”).

The July 2007 Note contained certain features, including anti-dilution price protection, net cash settlement options under certain circumstances and others features that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), required bifurcation from the host contract and must be accounted for as a derivative instrument (the “July 2007 Embedded Derivatives”). The July 2007 Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the July 2007 Note that is amortized as interest expense over the term of the July 2007 Note. The fair value of July 2007 Embedded Derivatives was determined by management using a Monte Carlo simulation analysis taking into account various inputs including the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; credit-risk spreads; time to maturity; the expected volatility of the price of the underlying common stock; and the probability of various events or other options occurring.

Furthermore, the July 2007 Warrants are classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Such Warrants are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the July 2007 Note that is amortized to interest expense over the term of the July 2007 Note. The fair value of the July 2007 Warrants was determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring.

The combined fair value of the July 2007 Embedded Derivatives and July 2007 Warrants at the time of the issuance of the July 2007 Note was approximately $9.5 million. Since the total debt discount cannot exceed the face value of the July 2007 Note, $7.5 million of the combined fair value of the July 2007 Embedded Derivative and the July 2007 Warrants was recorded as debt discount with the remainder $2.0 million immediately charged to interest expense.  Furthermore, transaction costs were expensed as the net carrying amount of the July 2007 Note was $0.  The $7.5 million in debt discount is amortized as interest expense over the term of the July 2007 Note. Since the July 2007 Note was converted into common stock in January 2010, no carrying value of the July 2007 Note remained as of December 31, 2010.

November 2007 Purchase Agreement

In November 2007, the Company entered into a Securities Purchase Agreement (the "November 2007 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $2.5 million (the “November 2007 Note”). The November 2007 Note had a term of three years and was scheduled to become due on November 1, 2010. The outstanding principal amount of the November 2007 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $4.50 per share, subject to certain adjustments. The November 2007 Note was secured by substantially all of the assets of the Company. In January 2010, the November 2007 Note was converted into approximately 1.7 million shares of common stock.

Pursuant to the November 2007 Purchase Agreement, the Company issued to Vicis warrants to purchase 833,333 shares of common stock, exercisable through October 31, 2012, at original exercise prices between $4.50 and $5.00 per share. All of these warrants were exercised in November 2008. In addition, the Company issued to a registered broker dealer warrants to purchase up to 116,667 shares of the Company's common stock at an original per share exercise price of $4.50 (all of the warrants issued in connection with the November 2007 Note referred to as the “November 2007 Warrants”).

The terms and features of the November 2007 Note were substantially the same as the July 2007 Note which therefore required bifurcation from the host contract. Certain embedded derivatives (the “November 2007 Embedded Derivatives”) were accounted for separately as a derivative liability and corresponding debt discount. The fair value of November 2007 Embedded Derivatives was determined by management using the same methodology as the July 2007 Embedded Derivatives.

Similarly, since the November 2007 Warrants have the same terms and features as the July 2007 Warrants, the accounting treatment of the November 2007 Warrants is identical to the July 2007 Warrants. The fair value of the November 2007 Warrants was determined by management using the same methodology as the July 2007 Warrants.

The combined fair value of the November 2007 Embedded Derivatives and November 2007 Warrants at the time of the issuance of the November 2007 Note was approximately $2.0 million and were amortized as interest expense over the term of the November 2007 Note. Therefore, at the time of issuance, the net carrying value of the November 2007 Note was approximately $500,000. Since the November 2007 Note was converted into common stock in January 2010, no carrying value of the November 2007 Note remained as of December 31, 2010.

January 2008 Purchase Agreement

In January 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $2.5 million (the “January 2008 Note”). The January 2008 Note had a term of three years and was scheduled to become due on January 15, 2011. The outstanding principal amount of the January 2008 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $3.50 per share, subject to certain adjustments. The January 2008 Note was secured by substantially all of the assets of the Company. In August 2009, the January 2008 Note was converted into approximately 1.7 million shares of common stock.

Pursuant to the January 2008 Purchase Agreement, the Company issued to Vicis warrants to purchase 1.1 million shares of common stock, exercisable through January 15, 2013, at an original exercise price of $3.50 per share. All of these warrants were exercised in November 2008. In addition, the Company issued to a registered broker dealer warrants to purchase up to 150,000 shares of the Company's common stock at an original per share exercise price of $3.50 (all of the warrants issued in connection with the January 2008 Note referred to as the “January 2008 Warrants”).

The terms and features of the January 2008 Note were substantially the same as the July 2007 Note and November 2007 Note which therefore required bifurcation from the host contract. Certain embedded derivatives (the “January 2008 Embedded Derivatives”) were accounted for separately as a derivative liability and corresponding debt discount. The fair value of January 2008 Embedded Derivatives was determined by management using the same methodology as the July 2007 and November 2007 Embedded Derivatives.

Similarly, since the January 2008 Warrants have the same terms and features as the July 2007 Warrants and November 2007 Warrants, the accounting treatment of the January 2008 Warrants is identical to the July 2007 Warrants and November 2007 Warrants. The fair value of the January 2008 Warrants was determined by management using the same methodology as the July 2007 Warrants and the November 2007Warrants.

The combined fair value of the January 2008 Embedded Derivatives and January 2008 Warrants at the time of the issuance of the January 2008 Note was approximately $4.2 million. Since the total debt discount cannot exceed the face value of the January 2008 Note, $2.5 million of the combined fair value of the January 2008 Embedded Derivative and the January 2008 Warrants was recorded as debt discount with the remainder $1.7 million immediately charged to interest expense. The $2.5 million in debt discount was amortized as interest expense over the term of the January 2008 Note. Therefore, at the time of issuance, the net carrying value of the January 2008 Note was $0. Since the January 2008 Note was converted into common stock in January 2010, no carrying value of the January 2008 Note remained as of December 31, 2010.

Amortization of Debt Discounts and Changes in Fair Value of Embedded Derivative Liabilities

Amortization of debt discounts associated with the July 2007 Note, November 2007 Note and January 2008 Note (collectively, the ‘Notes”) totaled $3.7 million for the year ended December 31, 2009. In addition, a non-cash loss of approximately $102.1 million was recorded for the year ended December 31, 2009, relating to changes in fair value of the Embedded Derivatives associated with the Notes discussed above, which was driven primarily by the substantial appreciation in the Company’s stock price during the year, significantly increasing the fair value of the Embedded Derivatives.

As a result of the conversion of all the Notes in early 2010, there was no impact relating to changes in fair value of Embedded Derivatives during the year ended December 31, 2011.

Note Conversions

In August 2009, the January 2008 Note, as amended, was converted into 1.7 million shares of the Company’s common stock. Although the January 2008 Note was converted into shares of common stock in accordance with the conversion feature of the Notes, ASC 470 requires that extinguishment accounting is required if the conversion right of the host instrument has been bifurcated and recorded as a separate derivative liability under ASC 815. According to ASC 470-50, the difference between the reacquisition price and the net carrying value of extinguished debt should be recognized currently as income in the period of extinguishment as a loss or gain and identified as a separate item. When the debt is reacquired through the issuance of a company’s own stock, the reacquisition price is the fair value of the common stock issued. Since the conversion option of the January 2008 Note had been bifurcated and separately accounted for as a liability, extinguishment accounting was applied to the conversion of the January 2008 Note in accordance with ASC 470-50. As such, we recorded a non-cash gain on the extinguishment of debt of approximately $5.7 million during the year ended December 31, 2009.

In January 2010, both the July 2007 Note and November 2007 Note, as amended, were converted into approximately 6.7 million shares of the Company’s common stock. Although the July 2007 Note and the November 2007 Note were converted into shares of common stock in accordance with the conversion feature of the Notes, ASC 470 requires that extinguishment accounting is required if the conversion right of the host instrument has been bifurcated and recorded as a separate derivative liability under ASC 815. According to ASC 470-50, the difference between the reacquisition price and the net carrying value of extinguished debt should be recognized currently as income in the period of extinguishment as a gain or loss and identified as a separate item. When the debt is reacquired through the issuance of a company’s own stock, the reacquisition price is the fair value of the common stock issued. Since the conversion option of the July 2007 Note and the November 2007 Note had been bifurcated and separately accounted for as liabilities, extinguishment accounting was applied to the conversion of the July 2007 Note and the November 2007 Note in accordance with ASC 470-50. As such, we recorded a loss on the extinguishment of debt of approximately $355,000 during the year ended December 31, 2010.

  NOTE 9 – EMBEDDED DERIVATIVES AND WARRANT LIABILITIES – RESTATED

In connection with issuing the Notes, as well as in connection with other financing transactions (see Note 8), we issued warrants to purchase common stock (collectively, the “Warrants”) which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations.

Fair value of the Warrants is determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring.

The fair value of Embedded Derivatives is determined by management using a Monte Carlo simulation analysis taking into account various inputs including the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; credit-risk spreads; time to maturity; the expected volatility of the price of the underlying common stock; and the probability of various events or other options occurring.

The assumptions used by the Company to determine fair value for the Warrants are summarized in the following tables:

	2009	2010	2011

Risk free interest rate	2.2%	1.8%	1.7%
Expected life (yrs)	1.4-3.3	0.4-2.3	0.1-1.3
Expected volatility	67.5%	65.7%	62.3%
Dividend yield	0%	0%	0%
Underlying stock price	$14.90	$10.20	$4.63

The assumptions used by the Company to determine fair value for the Embedded Derivatives are summarized in the following tables:

	2009	2010

Risk free interest rate	0.31-0.44%	0.31-0.44%
Expected life (yrs)	0.58-0.84	0.58-0.84
Expected volatility	55-67%	55-67%
Dividend yield	0%	0%
Credit spread	10%	10%
Underlying stock price	$14.90	$10.20

The following table summarizes the changes in the estimated fair value of our warrant and derivative liabilities for the years ended December 31, 2009, 2010 and 2011 (in thousands).

	Warrant	Derivative
	Liability	Liability

Beginning balance January 1, 2009	$235	$16,864
Mark-to-Market adjustment	7,029	102,070
Exercise of warrants	(1,367)	-
Conversion of notes	-	(28,970)
Ending balance as of December 31, 2009	5,897	89,964
Mark-to-Market adjustment	(2,740)	(5,434)
Exercise of warrants	(214)	-
Issuance of warrants	1,410	-
Conversion of notes	-	(84,530)
Ending Balance as of December 31, 2010	4,353	-
Mark-to-Market adjustment	(3,306)	-
Exercise of warrants	(376)	-
Ending balance as of December 31, 2011	$671	$-

NOTE  10 - STOCKHOLDERS' EQUITY – RESTATED

The Company has two classes of capital stock: common and preferred. As of December 31, 2011, the Company had 100,000,000 shares of common stock authorized and 5,000,000 shares of preferred stock authorized both at $0.001 par value per share.

On July 18, 2011, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation effecting a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-100 shares (the “Reverse Split”).  The Certificate of Amendment provided that each 100 outstanding shares of the Company’s common stock would be exchanged and combined, automatically, without further action, into one share of common stock. Following the implementation of the Reverse Split, the number of authorized shares of common stock that we are authorized to issue from time to time is 100,000,000 shares. The Reverse Split became effective on July 18, 2011 and has been reflected in this Amended Filing. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

Warrants

In addition to the Warrants issued in connection with the Notes above, the Company issued warrants to purchase common stock in connection with other separate financing activities during 2009 and 2010.

In November 2009, we and Vicis entered into an agreement (“2009 Escrow Agreement”), which was subsequently amended in January 2010, pursuant to which Vicis deposited into an escrow account $8.0 million to be drawn upon, from time to time, as our cash balances fell below $1.5 million (the ‘‘Cash Balance Condition Precedent”). We were entitled to receive $500,000 from the account in consideration of which we would issue to Vicis 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock. Between January and December 2010, we completed six draw-downs in the amount of the $3.0 million and issued 300,000 shares of our common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $25.00 per share expiring on various dates through December 29, 2012.

On December 30, 2010, we and Vicis further amended the 2009 Escrow Agreement (“Second Amendment”) pursuant to which Vicis allowed us to draw the remaining $5.0 million in the escrow account, despite the fact that the Cash Balance Condition Precedent had not been met. In consideration of the Second Amendment and drawdown of the $5.0 million in escrow, we issued to Vicis 500,000 shares of our common stock as well as warrants to purchase, over a two year period from the date of issuance, an additional 500,000 shares of common stock with an exercise price of $20.00 per share.

The following table summarizes the warrants outstanding as of December 31, 2010 and 2011, respectively:

		December 31,
Exercise Price		2010	2011
	$3.50	384,522	315,984
	$7.50	7,500	7,500
	$20.00	500,000	500,000
	$25.00	667,667	300,000
		1,559,689	1,123,484

Weighted average exercise price		$18.01	$16.61

Vicis warrants		955,033	955,033
Weighted average exercise price		$18.89	$18.89

NOTE 11 - STOCK-BASED COMPENSATION – RESTATED

The following table presents stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2009, 2010 and 2011:

(in thousands)	Year Ended December 31,
	2009	2010	2011
Cost of goods sold	$-	$-	$357
Research and development	136	151	891
Selling, general and administrative expenses	486	305	2,274
	$622	$456	$3,522

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

Option activity for 2009, 2010 and 2011 is summarized as follows:

	Plan	Non-plan		Total	Weighted Average Exercise Price

Options outstanding, January 1, 2009	286,120		37,750	323,870	$17.00
Granted	274,500		---	274,500	4.00
Exercised	(7,500)		---	(7,500)	6.00
Forfeited	(4,000)		(1,500)	(5,500)	13.00

Options outstanding, January 1, 2010	549,120		36,250	585,370	11.00
Granted	581,450		15,000	596,450	10.40
Exercised	(6,860)		––	(6,860)	4.00
Forfeited	(45,495)		---	(45,495)	13.00

Options outstanding, January 1, 2011	1,078,215		51,250	1,129,465	11.40
Granted	1,698,075		--	1,698,075	6.70
Exercised	(8,250)		––	(8,250)	2.56
Forfeited	(33,167)		(36,250)	(69,417)	26.46

Options outstanding, December 31, 2011	2,734,873		15,000	2,749,873	$8.16

Shares of Common Stock available for
future grant under the plans	725,258

Aggregate intrinsic value	$300,973	$	---	$300,973

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

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2010	2011
Risk free interest rate	2.2%	1.8%	1.7%
Expected life	3.50 – 5.75	3.5 -5.75	3.0 -6.0
Expected volatility	67.5%	65.7%	62.3%
Dividend yield	---	––	––

Weighted-average grant date fair value per share	$3.50	$$10.40	$4.33

On December 20, 2011, the Compensation Committee of the Board of Directors approved grants of options to purchase 960,000 shares of our common stock under the Company’s 2000 Equity Incentive Plan to senior officers. Options as to one third of such shares vested upon grant at a per share exercise price of $6.30. Options as to the balance of such shares are scheduled to vest on a quarterly basis, in eight equal quarterly installments at the end of each quarter, beginning with the quarter ending March 31, 2013, with half of the option grants exercisable at a per share exercise price of $6.75 and the remaining half at $7.25. In addition, options to purchase 394,000 shares of common stock were granted to the Board of Directors and Advisory Board members, which immediately vested as well. As a result of the immediate vesting of a portion of the options granted to senior executives and the options granted to the Board of Directors and Advisory Board members, the Company recorded a stock-based compensation charge of approximately $1.9 million during the fourth quarter of 2011.

As of December 31, 2011, there was $5.4 million of unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted-average period of  18.8 months.

NOTE 12 - INCOME TAXES - RESTATED

The provision for income taxes at December 31, 2011 was comprised of federal alternative minimum tax.

At December 31, 2011, the Company had available $68.3 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2016 through 2030. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of these net operating loss carry forwards will expire and will not be available to use against future tax liabilities. The Company has ceased its foreign operations and has abandoned the foreign net operating loss carry forwards.

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.

Significant components of the Company's deferred tax assets are as follows:

(in thousands)	December 31,
	2010	2011
Net operating loss carry forwards	$6,828	$2,775
Stock based compensation	1,025	2,004
Other	615	459
Total deferred tax assets	8,468	5,238
Valuation allowance	(8,468)	(5,238)
Net deferred tax assets	$––	$––

The decrease in the valuation allowance was due primarily to the offset of net operating losses against taxable income in 2011and the effects of accrued expenses and depreciation and amortization net of increases in stock based compensation.

The following is a reconciliation of the federal statutory tax rate of 35% for 2009, 2010 and 2011, with the provision for income taxes:

	December 31,
	2009	2010	2011
Statutory tax rate	(35%)	(35%)	35%
Net operating loss carry forward	--	--	(35)
Valuation allowance	35	35	--
Alternative minimum tax	--	--	2
Effective federal tax rate	0%	0%	2%

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

NOTE 13 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

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

NOTE 14 - OPERATING LEASES

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

NOTE 15 – RETIREMENT PLANS

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm to perform legal services from time to time.  One of the partners of the firm is a non-employee director of the Company.  Legal fees incurred amounted to $88,797, $57,161 and $394,153 for 2009, 2010 and 2011, respectively.

NOTE 17 - SUBSEQUENT EVENTS

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Ambient Corporation, as amended (filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2011, filed August 10, 2011).(1)

3.2	Bylaws of Ambient Corporation (previously filed)
4.1	Specimen Stock Certificate (previously filed)
4.2	Common Stock Purchase Warrant (Series A) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.3	Common Stock Purchase Warrant (Series B) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.4	Common Stock Purchase Warrant (Series C) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4.5	Common Stock Purchase Warrant (Series D) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed November 5, 2007).(1)
4.6	Common Stock Purchase Warrant (Series E) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed January 17, 2008).(1)
4.7	Warrant issued as of April 23, 2008 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)
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