Form 10-Q/A
period 2012-03-31
AMBIENT CORP /NY
filed 2012-09-24
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No   ☑

As of September 21 , 2012, there were  16,663,720 shares of issuer's common stock, par value $0.001 per share, outstanding.

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2012 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the three months ended March 31, 2012 and March 31, 2011 as discussed below and in Note 2 to the accompanying restated financial statements and to amend certain other Items in the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of our financial statements.

Background of Restatement

In connection with the preparation of Form 10-Q for the quarter ended June 30, 2012, management of the Company concluded that certain previously filed financial statements did not properly account for embedded derivative features of certain historical debt and warrants issued by the Company, which are described in detail below.

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income, as long as the Notes are outstanding.

Warrants: In connection with issuing the Notes, as well as in connection with other financing transactions, the Company issued warrants to purchase common stock (collectively, the “Warrants”). The Company had previously classified the value of the Warrants as equity. After further review, the Company determined that these instruments should have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income .

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

As a result of these cumulative adjustments, as of March 31, 2012, accumulated deficit increased from $139.0 million to $221.6 million and additional paid in capital increased from $156.6 million to $238.1 million. At March 31, 2012, the net impact of the cumulative adjustments decreased overall stockholders’ equity by approximately $1.1 million.  Since all of the Notes were either paid off or converted by early 2010 and many of the Warrants were either exercised or expired by the end of 2011, the estimated impact of accounting for these instruments in 2012 and for future periods is expected to be immaterial.

Detailed discussion of the impact on our financial statements and related accounting associated with the Notes and Warrants are contained in the financial statements contained in Part I of this Amended Filing.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of this Amended Filing.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement.  The following items have been amended as a result of, and to reflect, the restatement:

●	Part I – Item 1. Restated Financial Statements;

●	Part I – Item 2. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

●	Part I – Item 4. Controls and Procedures- Restated

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

AMBIENT CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,708	$17,965
Accounts receivable	1,543	284
Inventory	663	1,460
Prepaid expenses and other current assets	400	527
Total current assets	21,314	20,236

Property and equipment, net	1,198	1,249
Deferred finance costs	-	389

Total assets	$22,512	$21,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,283	$3,920
Accrued expenses and other current liabilities	1,098	714
Deferred revenue	576	453
Accrued warranty	115	115
Income taxes payable	-	41
Warrant liabilities, current portion	781	671
Total current liabilities	5,853	5,914
Non-current liabilities
Deferred rent	75	99

Total liabilities	5,928	6,013

Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,607,384 and 16,567,384 shares issued; and
16,607,384 and 16,557,384 shares outstanding, respectively	17	17
Additional paid-in capital	238,128	237,421
Accumulated deficit	(221,561)	(221,377)
Less: treasury stock; 0 and 10,000 shares at cost	-	(200)
Total stockholders' equity	16,584	15,861

Total liabilities and stockholders' equity	$22,512	$21,874

The accompanying notes are an integral part of these  restated financial statements.

AMBIENT CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	March 31,	March 31,
	2012	2011
	(Restated)	(Restated)

Total revenue	$13,275	$11,948
Cost of goods sold	7,482	6,801
Gross profit	5,793	5,147

Operating expenses:
Research and development expenses	3,346	1,999
Selling, general and administrative expenses	2,128	1,836
Write-off of deferred financing costs	389	-
Total operating expenses	5,863	3,835

Operating (loss) income	(70)	1,312

Interest income, net	2	6
Mark-to-market adjustment of warrant liability	(189)	1,050
Other income	73	-
Total other (expense) income	(114)	1,056

(Loss) income before taxes	(184)	2,368

Provision for income taxes	-	28

Net (loss) income and comprehensive (loss) income	$(184)	$2,340

Net (loss) income per share (basic)	$(0.01)	$0.14
Net (loss) income per share (diluted)	$(0.01)	$0.14

Weighted average shares used in computing basic net (loss) income per share	16,570	16,486
Weighted average shares used in computing diluted net (loss) income per share	16,570	16,946

The accompanying notes are an integral part of these  restated financial statements.

AMBIENT CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	March 31,	March 31,
	2012	2011
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(184)	$2,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117	97
Stock-based compensation	653	388
Write-off of deferred finance costs	389	-
Mark-to-market adjustment of warrant liability	189	(1,050)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	142
Inventory	797	(131)
Prepaid expenses and other current assets	127	10
Accounts payable	(637)	(5)
Deferred rent	(24)	(21)
Accrued warranty	-	-
Accrued expenses and other current liabilities	384	107
Income taxes payable	(41)	28
Deferred revenue	123	162
Net cash provided by operating activities	634	2,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(66)	(354)
Net cash used in investing activities	(66)	(354)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	175	16
Proceeds from exercise of stock options	-	16
Payments of capitalized lease obligations	-	(3)
Net cash provided by financing activities	175	29

INCREASE IN CASH AND CASH EQUIVALENTS	743	1,742

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,965	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,708	$8,729

Supplemental disclosures of cash flow information:
Interest paid	$-	$1
Income taxes paid	$54	$-

The accompanying notes are an integral part of these restated  financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Amendment  No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011 that is being concurrently filed with the Securities and Exchange Commission.

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

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in our business. We entered into a long-term agreement in September 2009 with Duke Energy, currently our sole customer, to supply them with our Ambient Smart Grid® communications nodes and license our AmbientNMS® through 2015.

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

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income, as long as the Notes are outstanding.

Warrants: In connection with issuing the Notes, as well as in connection with other financing transactions, the Company issued warrants to purchase common stock (collectively, the “Warrants”). The Company had previously classified the value of the Warrants as equity. After further review, the Company determined that these instruments should have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income.

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

 As a result of these cumulative adjustments, as of March 31, 2012, accumulated deficit increased from $139.0 million to $221.6 million and additional paid in capital increased from $156.6 million to $238.1 million, resulting in a net decrease to overall stockholders’ equity of approximately $1.1 million.

The following table details the impact of the restatements on the Company’s balance sheets as of  March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012 (unaudited)			December 31, 2011
(in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,708	$-	$18,708	$17,965	-	17,965
Accounts receivable	1,543	-	1,543	284	-	284
Inventory	663	-	663	1,460	-	1,460
Prepaid expenses and other current assets	400	-	400	527	-	527

Total current assets	21,314	-	21,314	20,236	-	20,236

Property and equipment, net	1,198	-	1,198	1,249	-	1,249
Deferred financing costs, net	-	-	-	389	-	389

Total assets	$22,512	$-	$22,512	$21,874	$-	$21,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,283	$-	$3,283	$3,920	$-	$3,920
Accrued expenses and other current liabilities	1,098	-	1,098	714	-	714
Deferred revenue	268	308	576	119	334	453
Accrued warranty	115	-	115	115	-	115
Income taxes payable	-	-	-	41	-	41
Warrant liability, current	-	781	781	-	671	671

Total current liabilities	4,764	1,089	5,853	4,909	1,005	5,914

NON-CURRENT LIABILITIES
Deferred rent	75	-	75	99	-	99

Total liabilities	4,839	1,089	5,928	5,008	1,005	6,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
16,607,384 and 16,567,384 shares issued;
and 16,607,384 and 16,557,384 shares outstanding, respectively	17	-	17	17	-	17
Additional paid-in capital	156,647	81,481	238,128	155,707	81,714	237,421
Accumulated deficit	(138,991)	(82,570)	(221,561)	(138,658)	(82,719)	(221,377)
Less: treasury stock; 0 and 10,000 shares at cost	-	-	-	(200)	-	(200)

Total stockholders' equity	17,673	(1,089)	16,584	16,866	(1,005)	15,861

Total liabilities and stockholders' equity	$22,512	$-	$22,512	$21,874	$-	$21,874

The following table details the impact of the restatements on the Company’s statements of operations and comprehensive income for the three months ended March 31, 2012 and March 31, 2011, respectively:

	Three Months Ended March 31, 2012 (unaudited)			Three Months Ended March 31, 2011 (unaudited)
(in thousands, except per share data)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$13,249	$26	$13,275	$12,006	$(58)	$11,948
Cost of goods sold	7,519	(37)	7,482	6,801	-	6,801
Gross profit	5,730	63	5,793	5,205	(58)	5,147

Operating expenses:
Research and development expenses	3,455	(109)	3,346	2,088	(89)	1,999
Selling, general and administrative expenses	2,294	(166)	2,128	2,011	(175)	1,836
Write-off of deferred financing expenses	389	-	389	-	-	-

Total operating expenses	6,138	(275)	5,863	4,099	(264)	3,835

Operating (loss) income	(408)	338	(70)	1,106	206	1,312

Interest income, net	2	-	2	6	-	6
Mark-to-market adjustment of warrant liability	-	(189)	(189)	-	1,050	1,050
Other income, net	73	-	73	-	-	-
Total other income (loss)	75	(189)	(114)	6	1,050	1,056

(Loss) income before taxes	(333)	149	(184)	1,112	1,256	2,368

Provision for income taxes	-	-	-	28	-	28

Net (loss) income and comprehensive (loss) income	$(333)	$149	$(184)	$1,084	$1,256	$2,340

Net (loss) income per share (basic)	$(0.02)	$0.01	$(0.01)	$0.07	$0.08	$0.14
Net (loss) income per share (diluted)	$(0.02)	$0.01	$(0.01)	$0.06	$0.07	$0.14

Weighted average shares used in computing basic net (loss) income per share	16,570	16,570	16,570	16,486	16,486	16,486
Weighted average shares used in computing diluted net (loss) income per share	16,570	16,570	16,570	16,946	16,946	16,946

The following table details the impact of the restatements on the Company’s statements of cash flows for the three months ended March 31, 2012 and March 31, 2011, respectively:

	Three Months Ended March 31, 2012 (unaudited)			Three Months Ended March 31, 2011 (unaudited)
(in thousands)	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(333)	$149	$(184)	$1,084	$1,256	$2,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117	-	117	97	-	97
Write-off of deferred finance charges	389	-	389	-	-	-
Stock-based compensation	965	(312)	653	652	(264)	388
Mark-to-market adjustment of warrant liability	-	189	189	-	(1,050)	(1,050)
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	-	(1,259)	142	-	142
Inventory	797	-	797	(131)	-	(131)
Prepaid expenses and other current assets	127	-	127	10	-	10
Accounts payable	(637)	-	(637)	(5)	-	(5)
Accrued expenses and other current liabilities	384	-	384	107	-	107
Deferred revenue	149	(26)	123	104	58	162
Accrued warranty	-	-	-			-
Income taxes payable	(41)	-	(41)	28	-	28
Deferred rent	(24)	-	(24)	(21)	-	(21)

Net cash provided by operating activities	634	-	634	2,067	-	2,067

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(66)	-	(66)	(354)	-	(354)
Net cash used in investing activities	(66)	-	(66)	(354)	-	(354)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	175	-	175	16	-	16
Proceeds from exercise of stock options	-	-	-	16	-	16
Payments of capitalized lease obligations	-	-	-	(3)	-	(3)
Net cash provided by financing activities	175	-	175	29	-	29

INCREASE IN CASH AND CASH EQUIVALENTS	743	-	743	1,742	-	1,742

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,965	-	17,965	6,987	-	6,987

CASH AND CASH EQUIVALENTS - END OF YEAR	$18,708	$-	$18,708	$8,729	$-	$8,729

Supplemental disclosures of cashflow information:
Interest paid	$-	$-	$-	$1	$-	$1
Income taxes paid	$54	$-	$54	$-	$-	$-

NOTE  3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Statements Update (ASU) No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 on January 1, 2012 and reports items of other comprehensive income in one continuous financial statement in the Statement of Operations and Other Comprehensive Income.

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

NOTE  4  - FAIR VALUE OF FINANCIAL INSTRUMENTS - RESTATED

We account for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level of input that is significant to the fair value measurement in its entirety.  These levels are.

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities which include certificates of deposits and money markets funds.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including liabilities resulting from embedded derivatives associated with certain warrants to purchase common stock (see Note 11).

The following table provides the assets and liabilities at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$18,463	$-	18,463	-
Total assets	18,463	-	18,463	-
Current liabilities:
Warrant liabilities	781	-	-	781

Total liabilities	$781	$-	$-	$781

	December 31, 2011
(in thousands)	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$17,622	$-	17,622	-
Total assets	17,622	-	17,622	-
Current liabilities:
Warrant liabilities	671	-	-	671

Total liabilities	$671	$-	$-	$671

NOTE  5 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended
	March 31,
	2012	2011
(in thousands)	(Restated)	(Restated)

Cost of goods sold	$78	$-
Research and development	229	130
Selling, general and administrative expenses	346	258
	$653	$388

NOTE  6 - NET (LOSS) INCOME PER SHARE

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

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (unaudited):

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

NOTE  7 - SALES AND CUSTOMER CONCENTRATION

Total revenues for the three months ended March 31, 2012 and 2011 was as follows (unaudited):

	Three Months Ended March 31,
	2012	2011
(in thousands)	(restated)	(restated)

Products	$13,155	$11,914
Software maintenance	120	34
Total revenue	$13,275	$11,948

Duke Energy accounted for 100% of the product and software maintenance revenue for the 2012 and 2011 periods and 100% of the accounts receivable balance at March 31, 2012 and December 31, 2011.

NOTE  8  - INVENTORY

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

NOTE  9  - PRODUCT WARRANTY

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

The following table summarizes the activity of the Company’s warranty accrual for the three months ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended March 31,
	2012	2011
(in thousands)

Balance at beginning of period	$115	$-
Warranty costs accrued, net	22	-
Warranty costs incurred	(22)	-

Balance at end of period	$115	$-

NOTE  10  - INCOME TAXES

The provision for income taxes at March 31, 2011 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

NOTE 11 – WARRANT LIABILITIES - RESTATED

In connection with issuing the Notes, as well as in connection with other financing transactions, we issued Warrants which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income. As such, we recorded a gain of $1.1 million for the three months ended March 31, 2011 and a loss of approximately $189,000 for the three months ended March 31, 2012. As of December 31, 2011 and March 31, 2012, warrant liabilities totaled approximately $671,000 and $781,000, respectively.

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

The assumptions used by the Company to determine fair value for the Warrants as of March 31, 2012 and December 31, 2011 are summarized in the following tables:

	March 31, 2012	December 31, 2011
	(unaudited)
Risk free interest rate	1.5%	1.7%
Expected life (yrs)	0.2-1.1	0.1-1.3
Expected volatility	62.3%	62.3%
Dividend yield	0%	0%
Underlying stock price	$5.01	$4.63

The following table summarizes the changes in the estimated fair value of our warrant liabilities for the three months ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended March 31,
	2012	2011
(in thousands)

Beginning balance	$671	$4,353
Mark-to-market adjustment	189	(1,050)
Exercise of warrants	(79)	(34)

Ending balance	$781	$3,269

NOTE  12 - STOCKHOLDERS' EQUITY

Employee Stock Options

For the three months ended March 31, 2012, the Company issued a total of 27,000 stock options from its 2000 Equity Incentive Plan at exercise prices between $4.62 and $5.50 per share and no shares of the Company’s common stock were issued upon exercise of stock options.

Warrants

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

NOTE  13 - DEFERRED FINANCING COSTS

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

NOTE  14 - SUBSEQUENT EVENTS

None.

ITEM 2.   RESTATED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESTATEMENT

As discussed in the Explanatory Note and in Note 2 of the Notes to the Unaudited Financial Statements in this Amended Filing, we are amending and restating our unaudited financial statements and related disclosures for all periods presented in this Amended Filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Amendment No. 1 to our Annual Report for the year ended December 31, 2011 on form 10-K/A that is being concurrently filed with the SEC.

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

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our marquee customer, has deployed approximately 105,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner and proven at commercial scale, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to specifically fill this void.

Our long-standing relationship with our marquee customer, which we believe has one of the most forward-looking smart grid initiatives in North America, has led to rapid growth in our business, and we entered into a long-term agreement in September 2009 with them to supply the utility with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.2 million in 2010 to $62.1 million in 2011. As of March 31, 2012, we had backlog of approximately $29 million. We believe that there are opportunities for additional sales of our products and services with Duke Energy.

We intend to leverage our success with  our marquee customer  to secure additional customers in the global utility marketplace. We have recently hired senior-level personnel as well as substantially increased our investment in marketing and sales in order to intensify our efforts in securing new customers, and we expect to continue to invest substantially in our marketing and sales efforts for the foreseeable future. As a result of our recent increased marketing and sales activities, we have engaged with several utilities, and we are in active discussions regarding potential pilot programs utilizing our technology.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).  The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

Our business success in the immediate future will depend largely on our ability to execute on our agreement with Duke Energy and their continual expansion of their existing deployments, as well as our ability to successfully expand our customer base as a result of our investments in sales and marketing. We anticipate that we will continue to collaborate with Duke Energy and continue to support their grid-modernization programs. Notwithstanding the above, we recognize that Duke Energy could alter their vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook. Additionally, we are unable at this time to assess the effects, if any, that the merger between Duke Energy and Progress Energy, which was completed in July 2012, will have on the continuation and/or expansion of our deployment by the new combined company following the merger. No assurance can be provided that the post-merger entity will continue with or expand the current deployments at Duke Energy.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 TO THE THREE MONTHS ENDED MARCH 31, 2011

Total Revenue. Total revenue for the three months ended March 31, 2012 was approximately $13.3 million, representing an increase of approximately 11% from approximately $11.9 million for the same period in 2011. The increase in total revenue during the three months ended March 31, 2012 as compared to the same period in 2011 reflected an increase in the number of communications nodes delivered to our marquee customer as part of its Ohio smart grid initiative and to a lesser extent increased software maintenance fees related to our AmbientNMS®.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2012 was approximately $7.5 million, representing an increase of approximately $681,000 from approximately $6.8 million for the corresponding period in 2011. The increase in cost of goods sold during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to the increase in sales volume.

Gross Profit. Gross profit for the three months ended March 31, 2012 was approximately $5.8 million, representing an increase of $646,000 from approximately $5.1 million for the corresponding period in 2011. Our overall gross margin for each of the three months ended March 31, 2012 and 2011 was approximately 44% and 43% respectively.  Gross margins were stable based upon the commercial scale achieved with our marquee customer.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were approximately $3.3 million, representing an increase of $1.3 million from approximately $2.0 million for the corresponding period in 2011. The increase in research and development during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to increased personnel expenses for the continued development of our communications platform, including enhancements to our AmbientNMS® software. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform. Research and development expenses consisted of expenses incurred primarily in designing, prototyping and field testing our smart grid communications platform. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used, and consulting and license fees paid to third parties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were approximately $2.1 million, representing an increase of approximately $292,000 from approximately $1.8 million for the corresponding period in 2011. The increase in selling, general and administrative expenses during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive, marketing and sales and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel, increase activity associated with business development, and increase activity associated with marketing programs targeted at increasing our overall brand awareness and securing additional customers.

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

Mark to Market Adjustment of Warrant Liability.  Changes in the fair value of warrant liabilities resulted in a loss of approximately $189,000 and a gain of approximately $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Provision for Income Taxes. As a result of our net income of approximately $2.3 million for the three months ended March 31, 2011, we recorded a provision for income taxes of approximately $28,000 primarily reflecting federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products.  At March 31, 2012, we had working capital of approximately $15.5 million, including cash and cash equivalents of approximately $18.7 million. Our cash and cash equivalents were approximately $18.0 million as of December 31, 2011.

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

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $175,000 as compared to approximately $29,000 for the same period in 2011. For the three months ended March 31, 2012, net cash provided by financing activities consisted of proceeds from exercises of warrants. Net cash provided by financing activities for the three months ended March 31, 2011 consisted primarily of proceeds from exercises of stock options and warrants.

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

ITEM 4.  CONTROLS AND PROCEDURES - RESTATED

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

At the time that our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 was filed on May 14, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide such reasonable assurance as of March 31, 2012. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide such reasonable assurance as of March 31, 2012 because of a material weakness in our internal control over financial reporting. The material weakness is described in detail in our Amended Annual Report on Form 10-K/A filed simultaneously with this Amended Filing. Not withstanding such material weakness, management, based upon the work performed during the restatement process, as described in the Explanatory Note and in Note 2 to the Notes to the Unaudited Restated Financial Statements, has concluded that our financial statements for the periods included in this Amended Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes made  in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark L. Fidler
	John J. Joyce,		Mark L. Fidler,
	President and Chief Executive Officer		Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	September 24, 2012	Date:	September 24, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.