Form 10-Q
period 2012-06-30
AMBIENT CORP /NY
filed 2012-09-24
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of September 21, 2012, there were 16,663,720 shares of issuer's common stock, par value $0.001 per share, outstanding.

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

AMBIENT CORPORATION
BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
Assets	(unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$16,475	$17,965
Accounts receivable	2,955	284
Inventory	777	1,460
Prepaid expenses and other current assets	249	527
Total current assets	20,456	20,236

Property and equipment, net	1,274	1,249
Deferred finance costs	-	389

Total assets	$21,730	$21,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,257	$3,920
Accrued expenses and other current liabilities	1,034	714
Deferred revenue	587	453
Accrued warranty	118	115
Income taxes payable	-	41
Warrant liability	531	671
Total current liabilities	5,527	5,914
Non-current liabilities
Deferred rent	-	99
Total liabilities	5,527	6,013

Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,628,325 and 16,567,384 shares issued; and
16,628,325 and 16,557,384 shares outstanding, respectively	17	17
Additional paid-in capital	238,891	237,421
Accumulated deficit	(222,705)	(221,377)
Less: treasury stock; 0 and 10,000 shares at cost	-	(200)
Total stockholders' equity	16,203	15,861

Total liabilities and stockholders' equity	$21,730	$21,874

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Total revenue	$9,956	$15,914	$23,231	$27,862
Cost of goods sold	5,652	9,140	13,134	15,941
Gross profit	4,304	6,774	10,097	11,921

Operating expenses:
Research and development expenses	3,605	2,719	6,951	4,718
Selling, general and administrative expenses	2,116	1,349	4,244	3,185
Write-off of deferred financing costs	-	-	389	-
Total operating expenses	5,721	4,068	11,584	7,903

Operating (loss) income	(1,417)	2,706	(1,487)	4,018

Interest income, net	2	6	4	12
Mark-to-market adjustment of warrant liability	180	872	(9)	1,922
Other income	91	-	164	-
Total other income	273	878	159	1,934

(Loss) income before taxes	(1,144)	3,584	(1,328)	5,952

Provision for income taxes	-	81	-	109

Net (loss) income and comprehensive (loss) income	$(1,144)	$3,503	$(1,328)	$5,843

Net (loss) income per share (basic)	$(0.07)	$0.21	$(0.08)	$0.35
Net (loss) income per share (diluted)	$(0.07)	$0.21	$(0.08)	$0.35

Weighted average shares used in computing basic net (loss) income per share	16,615	16,505	16,592	16,496
Weighted average shares used in computing diluted net (loss) income per share	16,615	16,909	16,592	16,936

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	June 30,	June 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,328)	$5,843
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	259	206
Amortization of beneficial conversion feature of convertible debt		-
Stock-based compensation	1,272	787
Write-off of deferred finance costs	389	-
Mark-to-market adjustment of warrant liability	9	(1,922)
Changes in operating assets and liabilities:		-
Accounts receivable	(2,671)	1,253
Inventory	683	(1,618)
Prepaid expenses and other current assets	278	2
Accounts payable	(663)	1,022
Deferred rent	(50)	(43)
Accrued warranty	3	-
Accrued expenses and other current liabilities	271	64
Income taxes payable	(41)	109
Deferred revenue	134	237
Net cash (used)/provided by operating activities	(1,455)	5,940

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(284)	(511)
Net cash used in investing activities	(284)	(511)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	245	106
Proceeds from exercise of stock options	4	30
Payments of capitalized lease obligations	-	(7)
Net cash provided by financing activities	249	129

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,491)	5,558

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,965	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,475	$12,545

Supplemental disclosures of cash flow information:
Interest paid	$-	$246
Income taxes paid	$54	$-

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in our business, and we entered into a long-term agreement in September 2009 with them to supply them with our Ambient Smart Grid® communications nodes and license our AmbientNMS® through 2015.

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

Convertible Debt: Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations, and comprehensive income as long as the Notes are outstanding.

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

As a result of these cumulative adjustments, as of December 31, 2011, accumulated deficit increased from $138.7 million to $221.4 million and additional paid in capital increased from $155.7 million to $237.4 million. At December 31, 2011, the net impact of the cumulative adjustments was approximately $1.0 million to overall stockholders’ equity.

The following table presents the balance sheet at December 31, 2011 as reported in our Form 10-K filed on March 6, 2012, compared to the restated accounts as reported in our Form 10-K/A filed on September 24, 2012:

(in thousands)	For the year ended December 31, 2011
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,965	$-	$17,965
Accounts receivable	284	-	284
Inventory	1,460	-	1,460
Prepaid expenses and other current assets	527	-	527

Total current assets	20,236	-	20,236

Property and equipment, net	1,249	-	1,249
Deferred financing costs, net	389	-	389

Total assets	$21,874	$-	$21,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,920	$-	$3,920
Accrued expenses and other current liabilities	714	-	714
Deferred revenue	119	334	453
Accrued warranty	115	-	115
Income taxes payable	41	-	41
Warrant liability	-	671	671

Total current liabilities	4,909	1,005	5,914

NON-CURRENT LIABILITIES
Deferred rent	99	-	99

Total liabilities	5,008	1,005	6,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
16,567,384 shares issued; and
16,557,384 shares outstanding	17	-	17
Additional paid-in capital	155,707	81,714	237,421
Accumulated deficit	(138,658)	(82,719)	(221,377)
Less: treasury stock; 10,000 shares at cost	(200)	-	(200)

Total stockholders' equity	16,866	(1,005)	15,861

Total liabilities and stockholders' equity	$21,874	$-	$21,874

The following table presents the statements of operations and comprehensive income for the three and six months ended June 30, 2011, as reported in our Form 10-Q filed on August 10, 2011, compared to the restated accounts as reported in our Form 10-K/A filed on September 24, 2012:

(in thousands, except per share data)	Three Months Ended June 30, 2011 (unaudited)			Six Months Ended June 30, 2011 (unaudited)
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$15,986	$(72)	$15,914	$27,992	$(130)	$27,862
Cost of goods sold	9,162	(22)	9,140	15,963	(22)	15,941
Gross profit	6,824	(50)	6,774	12,029	(108)	11,921

Operating expenses:
Research and development expenses	2,805	(86)	2,719	4,893	(175)	4,718
Selling, general and administrative expenses	1,496	(147)	1,349	3,507	(322)	3,185

Total operating expenses	4,301	(233)	4,068	8,400	(497)	7,903

Operating income	2,523	183	2,706	3,629	389	4,018

Interest income, net	6	-	6	12	-	12
Mark-to-market adjustment of warrant liability	-	872	872	-	1,922	1,922
Total other income	6	872	878	12	1,922	1,934

Income before taxes	2,529	1,055	3,584	3,641	2,311	5,952

Provision for income taxes	81	-	81	109	-	109

Net income and comprehensive income	$2,448	$1,055	$3,503	$3,532	$2,311	$5,843

Net income per share (basic)	$0.15	$0.06	$0.21	$0.21	$0.14	$0.35
Net income per share (diluted)	$0.14	$0.06	$0.21	$0.21	$0.14	$0.35

Weighted average shares used in computing basic net income per share	16,505	16,505	16,505	16,496	16,496	16,496
Weighted average shares used in computing diluted net income per share	16,909	16,909	16,909	16,936	16,936	16,936

The following table presents the statements of cash flows for the six months ended June 30, 2011, as reported in our Form 10-Q filed on August 10, 2011, compared to the restated accounts as reported in our Form 10-K/A filed on September 24, 2012:

	Six Months Ended June 30, 2011 (unaudited)
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,532	$2,311	$5,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	-	206
Stock-based compensation	1,306	(519)	787
Mark-to-market adjustment of warrant liability		(1,922)	(1,922)
Changes in operating assets and liabilities:
Accounts receivable	1,253	-	1,253
Inventory	(1,618)	-	(1,618)
Prepaid expenses and other current assets	2	-	2
Accounts payable	1,022	-	1,022
Accrued expenses and other current liabilities	64	-	64
Deferred revenue	107	130	237
Income taxes payable	109	-	109
Deferred rent	(43)	-	(43)

Net cash provided by operating activities	5,940	-	5,940

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(511)	-	(511)
Net cash used in investing activities	(511)	-	(511)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	106	-	106
Proceeds from exercise of stock options	30	-	30
Payments of capitalized lease obligations	(7)	-	(7)
Net cash provided by financing activities	129	-	129

INCREASE IN CASH AND CASH EQUIVALENTS	5,558	-	5,558

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,987	-	6,987

CASH AND CASH EQUIVALENTS - END OF YEAR	$12,545	$-	$12,545

Supplemental disclosures of cash flow information:
Interest paid	$246		$246

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

●
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities which include certificates of deposits and money market funds.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including liabilities resulting from embedded derivatives associated with certain warrants to purchase common stock (see Note 12).

The following table provides the assets and liabilities at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012 (unaudited)
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	$17,106	$-	$17,106	$-
Total assets	17,106	-	17,106	-

Current liabilities:
Warrant liabilities	531	-	-	531
Total liabilities	$531	$-	$-	$531

(in thousands)	December 31, 2011 (Restated)
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	$17,622	$-	$17,622	$-
Total assets	17,622	-	17,622	-

Current liabilities:
Warrant liabilities	671	-	-	671
Total liabilities	$671	$-	$-	$671

NOTE 5 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our statements of operations for the three and six months ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
	(restated)		(restated)

Cost of goods sold	$72	$34	$150	$34
Research and development	210	134	439	264
Selling, general and administrative expenses	337	230	683	488
	$619	$398	$1,272	$786

NOTE 6 - NET (LOSS) INCOME PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and six months ended June 30, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
	(restated)		(restated)

Weighted average shares outstanding used to compute basic earnings per share	16,615	16,505	16,592	16,496

Effect of dilutive stock options and warrants	-	404	-	440

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,615	16,909	16,592	16,936

Anti-dilutive shares excluded from shares used to compute dilutive earnings per share	2,321	987	2,714	1,630

NOTE 7 - SALES AND CUSTOMER CONCENTRATION

Total revenue for the three and six months ended June 30, 2012 and 2011 was as follows (unaudited):

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Products	$9,790	$15,867	$22,945	$27,780
Software maintenance	166	47	286	82
Total revenue	$9,956	$15,914	$23,231	$27,862

Duke Energy accounted for substantially all of the product and software maintenance revenue for the 2012 and 2011 periods and substantially all of the accounts receivable balance at June 30, 2012 and December 31, 2011.

NOTE 8 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on first-in-first-out method (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At June 30, 2012 and December 31, 2011, inventory of approximately $777,000 and $1.5 million, respectively, consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

The following table summarizes the activity of the Company’s warranty accrual for the six months ended June 30, 2012 and total year December 31, 2011:

	June 30,	December 31,
(in thousands)	2012	2011
	(unaudited)

Balance at beginning of period	$115	$-
Warranty costs accrued, net	37	115
Warrant costs incurred	(34)	-
Balance at end of period	$118	$115

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(in thousands)	2012	2011
	(unaudited)

Accrued compensation and benefits	$783	$391
Accrued professional services	142	16
Accrued freight	-	140
Accrued taxes	25	43
Other accrued liabilities	84	124
	$1,034	$714

NOTE 11 - INCOME TAXES

The provision for income taxes at June 30, 2011 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

NOTE 12 –WARRANT LIABILITIES

In connection with issuing the Notes, as well as in connection with other financing transactions, we issued Warrants which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income. As such, we recorded a gain of approximately $872,000 and $1.9 million for the three and six months ended June 30, 2011, respectively, and a gain of approximately $180,000 and a loss of approximately $9,000 for the three and six months ended June 30, 2012, respectively. As of December 31, 2011 and June 30, 2012, warrant liabilities totaled approximately $671,000 million and $531,000, respectively.

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

The assumptions used by the Company to determine fair value for the Warrants as of June 30, 2012 and December 31, 2011 are summarized in the following tables:

	June 30, 2012	December 31, 2011
	(unaudited)
Risk free interest rate	1.5%	1.7%
Expected life (yrs)	0.1-0.8	0.1-1.3
Expected volatility	62.3%	62.3%
Dividend yield	0%	0%
Underlying stock price	$5.47	$4.63

The following table summarizes the changes in the estimated fair value of our warrant liabilities (unaudited):

Warrant
(in thousands)	Liability

Ending balance as of December 31, 2011	$671
Mark-to-Market adjustment	9
Exercise of warrants	(149)
Ending balance as of June 30, 2012 (unaudited)	$531

NOTE 13 - STOCKHOLDERS' EQUITY

Employee Stock Options

For the six months ended June 30, 2012, the Company issued a total of 183,000 stock options from its 2000 Equity Incentive Plan at exercise prices between $4.39 and $6.90 per share and we issued a total of 941 shares of our common stock upon the exercise of stock options for total proceeds of $4,400.

Warrant Exercises

For the six months ended June 30, 2012, the Company issued 70,000 shares of common stock upon the exercise of warrants for total proceeds of $245,000.

As of June 30, 2012, the Company had 803,484 warrants outstanding with a weighted average exercise price of approximately $15.14 per share, of which 563,833 are held by Vicis Master Capital Fund with a weighted average exercise price of approximately $20.04 per share. Approximately 250,000 unexercised warrants expired during the six months ended June 30, 2012.

Treasury Stock

In March 2012, the Company’s Board of Directors authorized the retirement of 10,000 shares of treasury stock. As such, all shares of treasury stock were retired and resumed the status of authorized and unissued shares of common stock.

Adoption of the 2012 Stock Incentive Plan

At the Company’s Annual Meeting held on June 7, 2012, stockholders approved the adoption of the Company's 2012 Stock Incentive Plan. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan. As of June 30, 2012, no awards were granted under the 2012 Stock Incentive Plan.

NOTE 14 - DEFERRED FINANCING COSTS

In August 2011, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of the Company’s common stock (the “S-1 Registration Statement”), for which the Company had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs had been capitalized and were to be charged to additional paid in capital upon completion of the Company’s proposed public offering. In April 2012, the Company voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of the S-1 Registration Statement. The Company requested withdrawal of the registration statement based on current market conditions and management’s ensuing determination to not proceed with the contemplated offering at this time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off.

NOTE 15 - SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As discussed in Note 2 of the Notes to the Audited Financial Statements of our Amended Annual Report on Form 10K/A for the year ended December 31, 2011, we are amending and restating our unaudited financial statements and related disclosures for all periods presented in that amended filing. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 that is being concurrently filed with the SEC.

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

The term “smart grid” refers to the use of advanced technologies to upgrade the electric power grid, or the grid, effectively making the grid more intelligent and efficient. The grid was largely designed and built decades ago to reliably distribute electricity from generators to customers in a manner resulting in sizable capital investments and operating costs. A number of factors are increasingly straining the grid, including rapidly growing electricity demand, two-way power flow, the implementation of renewable and distributed energy sources and advanced pricing plans. As such, the aging grid is prone to reliability, security, and power quality issues, costing utilities and consumers billions of dollars each year. Technology is now revolutionizing the grid and transforming it into an efficient, communicating energy service platform. We believe that the smart grid will address the current shortcomings of the grid and deliver significant benefits to utilities and consumers of energy, including reduced costs, increased power reliability and quality, accommodation of renewable energy technologies, consumer empowerment over energy consumption and a platform for continued integration of new technologies.

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

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. To date, Duke Energy, our marquee customer, has deployed approximately 105,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner and proven at commercial scale, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to specifically fill this void.

Our long-standing relationship with our marquee customer, which we believe has one of the most forward-looking smart grid initiatives in North America, has led to rapid growth in our business, and we entered into a long-term agreement in September 2009 with our marquee customer to supply the utility with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.2 million in 2010 to $62.1 million in 2011. As of June 30, 2012, we had backlog of approximately $19 million. We believe there continues to be opportunities for additional sales of our products and services with Duke Energy.

We intend to leverage our success with our marquee customer to secure additional customers in the global utility marketplace. We have recently hired senior-level personnel as well as substantially increased our investment in marketing and sales in order to intensify our efforts in securing new customers, and we expect to continue to invest substantially in our marketing and sales efforts for the foreseeable future. As a result of our recently increased marketing and sales activities, we have engaged with several utilities, and we are in active discussions regarding potential target and pilot programs utilizing our technology to address specific challenges and issues of individual utilities and distribution companies.

Our business success in the immediate future will depend largely on our ability to execute on our agreement with Duke Energy and their continual expansion of their existing deployments, as well as our ability to successfully expand our customer base as a result of our investments in sales and marketing. We anticipate that we will continue to collaborate with Duke Energy and continue to support their grid-modernization programs. Notwithstanding the above, we recognize the utility could alter its vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook. Additionally, we are unable at this time to assess the effects, if any, that the merger between Duke Energy and Progress Energy, which was finalized in July 2012, will have on the continuation and/or expansion of our deployment by the new combined company following the merger. No assurance can be provided that the post-merger entity will continue with or expand the current deployments.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).  The Reverse Split became effective on July 18, 2011 and has been reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Total Revenue. Total revenue for the three months ended June 30, 2012 was approximately $10.0 million, representing a decrease of approximately 37% from approximately $15.9 million for the same period in 2011. Total revenue for the six months ended June 30, 2012 was approximately $23.2 million, representing a decrease of approximately 17% from approximately $27.9 million for the same period in 2011.  The decrease in total revenue during the three months and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily attributable to our marquee customer's decision to extend the delivery schedule of communications nodes for which they have contracted beyond the originally contemplated delivery time frame.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2012 was approximately $5.7 million, representing a decrease of approximately 38% from approximately $9.1 million for the corresponding period in 2011.  Total cost of goods sold for the six months ended June 30, 2012 was approximately $13.1 million, representing a decrease of 18% from approximately $15.9 million for the corresponding period in 2011.  The decrease in cost of goods sold during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due primarily to the decrease in sales volume.

Gross Profit. Gross profit for the three months ended June 30, 2012 was approximately $4.3 million, representing a decrease of $2.5 million from approximately $6.8 million for the corresponding period in 2011. Gross profit for the six months ended June 30, 2012 was approximately $10.1 million, representing a decrease of $1.8 million from approximately $11.9 million for the corresponding period in 2011.  Our overall gross margin for each of the three and six months ended June 30, 2012 and 2011 was approximately 43%.  Gross margins were stable based upon the commercial scale achieved over the past 18 months.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 were approximately $3.6 million, representing an increase of approximately $900,000 from approximately $2.7 million for the corresponding period in 2011. Research and development expenses for the six months ended June 30, 2012 were approximately $6.9 million, representing an increase of $2.2 million from approximately $4.7 million for the corresponding period in 2011.  The increase in research and development during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due primarily to increased personnel and consultant expenses necessary for the continued development of the Company's communication nodes, enhancements to our AmbientNMS® software, and other product development efforts. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform. Research and development expenses consisted of expenses incurred primarily in designing, prototyping and field testing our smart grid communications platform. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used, and consulting and license fees paid to third parties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2012 were approximately $2.1 million, representing an increase of approximately $800,000 from approximately $1.3 million for the corresponding period in 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 were approximately $4.2 million, representing an increase of approximately $1.0 million from approximately $3.2 million for the corresponding period in 2011.  The increase in selling, general and administrative expenses during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive, marketing and sales and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel, increase activity associated with business development, and increase activity associated with marketing programs targeted at increasing our overall brand awareness and securing additional customers.

Write-off of Deferred Financing Costs. In August 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of our common stock, for which we had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs were capitalized and were to be charged to additional paid-in capital upon completion of our proposed public offering. In April 2012, we voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of such registration statement. We requested withdrawal of the registration statement based on current market conditions and management’s ensuing determination to not proceed with the contemplated offering at this time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off.

Interest Income, net and Other Income. Interest income for the three months ended June 30, 2012 was approximately $2,000 compared to net interest income of approximately $6,000 for the corresponding period in 2011. Interest income for the six months ended June 30, 2012 was approximately $4,000 compared to net interest income of approximately $12,000 for the corresponding period in 2011.  Other income for the six months ended June 30, 2012 was approximately $164,000, representing primarily the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

Mark-to-Market Adjustment of Warrant Liability.  Changes in the fair value of warrant liabilities resulted in a gain of $872,000 and $1.9 million for the three and six months ended June 30, 2011, respectively, and a non-cash gain of approximately $180,000 and a non-cash loss of approximately $9,000 for the three and six months ended June 30, 2012, respectively.

Provision for Income Taxes. As a result of our net income of approximately $3.5 million and $5.8 million for the three and  six months ended June 30, 2011 respectively, we recorded a provision for income taxes of approximately $81,000 and $109,000 for the same periods, primarily reflecting federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products.  At June 30, 2012, we had working capital of approximately $14.9 million, including cash and cash equivalents of approximately $16.5 million. Our cash and cash equivalents were approximately $18.0 million as of December 31, 2011.

Net cash used in operating activities was approximately $1.5 million for the six months ended June 30, 2012 as compared net cash provided by operating activities of approximately $5.9 million for the same period in 2011. Cash used in operating activities during 2012 was due primarily to net loss of $1.3 million (offset by stock-based compensation expense of $1.3 million) and an increase in working capital needs resulting from increased accounts receivable of approximately $2.7 million (which was subsequently collected during the first week in July 2012).

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $284,000 as compared to approximately $511,000 for the same period in 2011. Net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $249,000 as compared to approximately $129,000 for the same period in 2011. For the six months ended June 30, 2012 and 2011, net cash provided by financing activities consisted primarily of proceeds from exercises of warrants and stock options.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide such reasonable assurance because of a material weakness in our internal control over financial reporting. The material weakness is described in detail in our Amended Annual Report on Form 10-K/A filed simultaneously with this Form 10-Q. Notwithstanding such material weakness, management, based upon the work performed during the restatement process described in Note 2 of the Notes to the Unaudited Financial Statements, has concluded that our financial statements for the periods included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A single warrant holder exercised an outstanding warrant on May 29, 2012 for 20,000 shares of Common Stock for $3.50 cash per share for a total consideration of $70,000. The Company issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

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