Form 10-Q
period 2012-09-30
AMBIENT CORP /NY
filed 2012-11-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 13, 2012, there were 16,663,720 shares of issuer's common stock, par value $0.001 per share, outstanding.

Table of Contents

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Unaudited and Restated)	4

	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 (Unaudited) and three and nine months ended September 30, 2011 (Unaudited and Restated)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited and Restated)	6

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	18

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

SIGNATURES		24

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations", regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue, including our expectations that our research and development expenses and selling, general and administrative expenses may increase in absolute dollars; our material weakness in internal control over financial reporting;anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2012	2011
Assets		(Restated)
Current assets:
Cash and cash equivalents	$15,292	$17,965
Accounts receivable	2,748	284
Inventory	328	1,460
Prepaid expenses and other current assets	302	527
Total current assets	18,670	20,236

Property and equipment, net	1,314	1,249
Deferred finance costs	-	389

Total assets	$19,984	$21,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,684	$3,920
Accrued expenses and other current liabilities	1,550	714
Deferred revenue	624	453
Accrued warranty	112	115
Income taxes payable	-	41
Warrant liability	344	671
Total current liabilities	5,314	5,914
Non-current liabilities
Deferred rent	-	99

Total liabilities	5,314	6,013

Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,663,720 and 16,567,384 shares issued; and
16,663,720 and 16,557,384 shares outstanding, respectively	17	17
Additional paid-in capital	239,798	237,421
Accumulated deficit	(225,145)	(221,377)
Less: treasury stock; 0 and 10,000 shares at cost	-	(200)
Total stockholders' equity	14,670	15,861

Total liabilities and stockholders' equity	$19,984	$21,874

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Total revenue	$10,038	$16,916	$33,269	$44,778
Cost of goods sold	5,810	9,420	18,944	25,361
Gross profit	4,228	7,496	14,325	19,417

Operating expenses:
Research and development expenses	3,928	2,953	10,882	7,671
Selling, general and administrative expenses	2,870	1,786	7,111	4,971
Write-off of deferred financing costs	-	-	389	-
Total operating expenses	6,798	4,739	18,382	12,642

Operating (loss) income	(2,570)	2,757	(4,057)	6,775

Interest income, net	3	5	7	17
Mark-to-market adjustment of warrant liability	120	(281)	111	1,641
Other income	7	-	171	-
Total other income (loss)	130	(276)	289	1,658

(Loss) income before taxes	(2,440)	2,481	(3,768)	8,433

Provision for income taxes	-	54	-	163

Net (loss) income and comprehensive (loss) income	$(2,440)	$2,427	$(3,768)	$8,270

Net (loss) income per share (basic)	$(0.15)	$0.15	$(0.23)	$0.50
Net (loss) income per share (diluted)	$(0.15)	$0.14	$(0.23)	$0.49

Weighted average shares used in computing basic net (loss) income per share	16,650	16,526	16,612	16,506
Weighted average shares used in computing diluted net (loss) income per share	16,650	16,950	16,612	16,927

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,768)	$8,270
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	414	328
Stock-based compensation	1,988	1,204
Write-off of deferred finance costs	389	-
Mark-to-market adjustment of warrant liability	(111)	(1,641)
Changes in operating assets and liabilities:
Accounts receivable	(2,464)	1,379
Inventory	1,132	(1,882)
Prepaid expenses and other current assets	225	103
Accounts payable	(1,236)	577
Accrued expenses and other current liabilities	836	349
Deferred revenue	171	277
Accrued warranty	(3)	-
Income taxes payable	(41)	-
Deferred rent	(99)	(65)
Net cash (used in) provided by operating activities	(2,567)	8,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(479)	(780)
Net cash used in investing activities	(479)	(780)

CASH FLOWS FROM FINANCING ACTIVITES
Deferred finance charges	-	(421)
Proceeds from exercise of warrants	369	140
Proceeds from exercise of stock options	4	31
Payments of capitalized lease obligations	-	(10)
Net cash provided by (used in) financing activities	373	(260)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,673)	7,859

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,965	6,987

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,292	$14,846

Supplemental disclosures of cash flow information:
Interest paid	$-	$246
Income taxes paid	$-	$163

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on September 24, 2012.

The Company is a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage the distribution network and individual smart grid applications.  The Company’s innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

The Company’s long-standing relationship with Duke Energy, which the Company believes has one of the most forward-looking smart grid investment initiatives in North America, has led to rapid growth in its business, and the Company entered into a long-term agreement in September 2009 with them to supply them with the Company’s Ambient Smart Grid® communications nodes and license the Company’s AmbientNMS® software through 2015.

On July 18, 2011, the Company implemented a reverse stock split of the Company’s  issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”). The Reverse Split became effective on July 18, 2011 and has been reflected retroactively in this Quarterly Report on Form 10-Q.

On August 23, 2012, the Company established Ambient Corporation Europe Limited, its subsidiary based in the United Kingdom. The entity is wholly-owned and was established to serve as the Company’s sales office. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

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

Convertible Debt : Certain historical convertible notes (the “Notes”) issued by the Company were previously recorded at their discounted face value. The discounts were comprised of both beneficial conversion features associated with the Notes and the fair value of warrants issued in connection with the Notes. However, the Notes contained certain features, including anti-dilution price protection and others that, in accordance with ASC-815, Derivatives and Hedging (“ASC 815”), should have been bifurcated from the host contract and accounted for as a derivative instrument (the “Embedded Derivatives”). Such Embedded Derivatives are recorded as a separate liability at their fair value on the date of issuance, and as a corresponding discount to the Notes which is amortized as interest expense over the term of the Notes. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income as long as the Notes are outstanding.

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

In addition to the adjustments listed above, the Company recorded adjustments to revenue to account for the deferral of maintenance revenue arising from the initial period of free maintenance provided upon shipment of our communication nodes.

All of the necessary adjustments relating to the Notes and Warrants are non-cash in nature and did not impact the Company’s total cash flows from operating, investing and financing activities. The adjustments were primarily related to complex accounting requirements of certain characteristics of the Notes and Warrants that require the recording of debt discounts and related amortization, mark-to-market adjustments in the fair value of Warrants and Embedded Derivatives and gains or losses associated with the extinguishment of debt under certain circumstances.

As a result of these cumulative adjustments, as of December 31, 2011, accumulated deficit increased from $138.7 million to $221.4 million and additional paid in capital increased from $155.7 million to $237.4 million. At December 31, 2011, the net impact of the cumulative adjustments was approximately $1.0 million to overall stockholders’ equity.

The following table presents the balance sheet at December 31, 2011 as reported in our original Form 10-K filed on March 6, 2012, compared to the restated amounts as reported in our Form 10-K/A filed on September 24, 2012:

	December 31, 2011
(in thousands, except share and per share data)	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,965	$-	$17,965
Accounts receivable	284	-	284
Inventory	1,460	-	1,460
Prepaid expenses and other current assets	527	-	527

Total current assets	20,236	-	20,236

Property and equipment, net	1,249	-	1,249
Deferred financing costs, net	389	-	389

Total assets	$21,874	$-	$21,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,920	$-	$3,920
Accrued expenses and other current liabilities	714	-	714
Deferred revenue	119	334	453
Accrued warranty	115	-	115
Income taxes payable	41	-	41
Warrant liability, current	-	671	671

Total current liabilities	4,909	1,005	5,914

NON-CURRENT LIABILITIES
Deferred rent	99	-	99

Total liabilities	5,008	1,005	6,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized;
16,567,384 shares issued; and
16,557,384 shares outstanding, respectively	17	-	17
Additional paid-in capital	155,707	81,714	237,421
Accumulated deficit	(138,658)	(82,719)	(221,377)
Less: treasury stock; 10,000 shares at cost	(200)	-	(200)

Total stockholders' equity	16,866	(1,005)	15,861

Total liabilities and stockholders' equity	$21,874	$-	$21,874

The following table presents the statements of operations and comprehensive income for the three and nine months ended September 30, 2011, as reported in our original Form 10-Q filed on November 8, 2011, compared to the restated amounts as reported in our Form 10-K/A filed on September 24, 2012:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands, except per share data)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total revenue	$16,960	$(44)	$16,916	$44,952	$(174)	$44,778
Cost of goods sold	9,447	(27)	9,420	25,410	(49)	25,361
Gross profit	7,513	(17)	7,496	19,542	(125)	19,417

Operating expenses:
Research and development expenses	3,053	(100)	2,953	7,946	(275)	7,671
Selling, general and administrative expenses	1,956	(170)	1,786	5,463	(492)	4,971

Total operating expenses	5,009	(270)	4,739	13,409	(767)	12,642

Operating income	2,504	253	2,757	6,133	642	6,775

Interest income, net	5	-	5	17	-	17
Mark-to-market adjustment of warrant liability	-	(281)	(281)	-	1,641	1,641
Total other income (loss)	5	(281)	(276)	17	1,641	1,658

Income before taxes	2,509	(28)	2,481	6,150	2,283	8,433

Provision for income taxes	54	-	54	163	-	163

Net income and comprehensive income	$2,455	$(28)	$2,427	$5,987	$2,283	$8,270

Net income per share (basic)	$0.15	$-	$0.15	$0.36	$0.14	$0.50
Net income per share (diluted)	$0.14	$-	$0.14	$0.35	$0.13	$0.49

Weighted average shares used in computing basic net income per share	16,526	-	16,526	16,506	-	16,506
Weighted average shares used in computing diluted net income per share	16,950	-	16,950	16,927	-	16,927

The following table presents the statements of cash flows for the nine months ended September 30, 2011, as reported in our original Form 10-Q filed on November 8, 2011, compared to the restated amounts as reported in our Form 10-K/A filed on September 24, 2012.

(in thousands)	Nine Months Ended September 30, 2011
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,987	$2,283	$8,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	-	328
Stock-based compensation	2,020	(816)	1,204
Mark-to-market adjustment of warrant liability		(1,641)	(1,641)
Changes in operating assets and liabilities:
Accounts receivable	1,379	-	1,379
Inventory	(1,882)	-	(1,882)
Prepaid expenses and other current assets	103	-	103
Accounts payable	577	-	577
Accrued expenses and other current liabilities	349	-	349
Deferred revenue	103	174	277
Deferred rent	(65)	-	(65)

Net cash provided by operating activities	8,899	-	8,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(780)	-	(780)
Net cash used in investing activities	(780)	-	(780)

CASH FLOWS FROM FINANCING ACTIVITES
Deferred finance charges	(421)	-	(421)
Proceeds from exercise of warrants	140	-	140
Proceeds from exercise of stock options	31	-	31
Payments of capitalized lease obligations	(10)	-	(10)
Net cash used in financing activities	(260)	-	(260)

INCREASE IN CASH AND CASH EQUIVALENTS	7,859	-	7,859

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,987	-	6,987

CASH AND CASH EQUIVALENTS - END OF YEAR	$14,846	$-	$14,846

Supplemental disclosures of cash flow information:
Interest paid	$246		$246
Income taxes paid	$163		$163

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Statements Update (ASU) No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 on January 1, 2012 and reports items of other comprehensive income in one continuous financial statement in the Statement of Operations and Other Comprehensive Income.

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

The following table provides the assets and liabilities at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011:

(in thousands)
	September 30, 2012
	Total Carrying	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	15,168	$-	$15,168	$-
Total assets	15,168	-	15,168	-

Current liabilities:
Warrant liabilities	344	-	-	344
Total liabilitities	344	$-	$-	$344

	December 31, 2011 (restated)
	Total Carrying	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposits	$17,622	$-	$17,622	$-
Total assets	17,622	-	17,622	-

Current liabilities:
Warrant liabilities	671	-	-	671
Total liabilitities	$671	$-	$-	$671

NOTE 5 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
		(restated)		(restated)

Cost of goods sold	$88	$37	$238	$71
Research and development	239	140	678	404
Selling, general and administrative expenses	389	240	1,072	729
Total stock-based compensation	$716	$417	$1,988	$1,204

NOTE 6 – NET (LOSS) INCOME PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding.  Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding.  Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Weighted average shares outstanding used to compute basic earnings per share	16,650	16,526	16,612	16,506

Effect of dilutive stock options and warrants	-	424	-	421

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,650	16,950	16,612	16,927

Anti-dilutive shares excluded from shares used to compute dilutive earnings per share	3,005	1,577	2,564	1,577

NOTE 7 - SALES AND CUSTOMER CONCENTRATION

Total revenue for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
		(restated)		(restated)

Products	$9,680	$16,708	$32,277	$44,306
Software maintenance	358	208	992	472
Total revenue	$10,038	$16,916	$33,269	$44,778

Duke Energy accounted for substantially all of the product and software maintenance revenue for the 2012 and 2011 periods and substantially all of the accounts receivable balance at September 30, 2012 and December 31, 2011.

NOTE 8 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on the first-in-first-out (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At September 30, 2012 and December 31, 2011, inventory of approximately $328,000 and $1.5 million, respectively, consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 9 - PRODUCT WARRANTY

The Company’s current standard product warranty includes a one-year warranty period for defects in material and workmanship under certain circumstances as specified in customer contracts. Due to the limited deployment of products, the Company did not historically accrue for the cost of warranty obligations and expensed any costs associated with repairing or replacing defective product as incurred. During the third quarter of 2011, the Company began accruing a liability of  0.2% of current communications node revenues for the estimated future costs of meeting its warranty obligations, based on its actual historical return rate of products within the one-year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. For the third quarter of 2012, the Company increased the accrual rate to 0.4% of current communication node revenues for the estimated future costs of meeting its warranty obligations. The accrual rate was increased during the third quarter of 2012 due to improved information gathered and analyzed regarding the long-term performance of communications node in the field and was not due to a specific issue or problem encountered. The Company continually monitors the quality of its products including the quality of the products, produced by its U.S.-based contract manufacturer in China.

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

The following table summarizes the activity of the Company’s warranty accrual for the nine months ended September 30, 2012 and total year December 31, 2011:

	September 30,	December 31,
(in thousands)	2012	2011

Balance at beginning of period	$115	$-
Warranty costs accrued, net	70	115
Warranty costs incurred	(73)	-
Balance at end of period	$112	$115

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in thousands)	2012	2011

Accrued compensation and benefits	$929	$391
Accrued professional services	363	16
Accrued freight	52	140
Accrued excise taxes	25	43
Other accrued liabilities	181	124
	$1,550	$714

NOTE 11 - INCOME TAXES

Significant components of deferred tax assets for fiscal years 2012 and 2011 include net operating loss carryforwards and stock-based compensation.  Due to the uncertainty of their realization, we have not recorded any deferred income tax benefit as we have established valuation allowances for any such benefits. The provision for income taxes for the three and nine months ended at September 30, 2011 were comprised of federal alternative minimum tax.

NOTE 12 –WARRANT LIABILITIES

In connection with issuing the Notes, as well as in connection with other financing transactions, we issued Warrants which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income. As such, we recorded a gain of approximately $120,000 and $111,000 for the three and nine months ended September 30, 2012, respectively, and a loss of approximately $281,000 and a gain of $1.6 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, warrant liabilities totaled approximately $344,000 and $671,000, respectively.

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

The assumptions used by the Company to determine fair value for the Warrants as of September 30, 2012 and December 31, 2011 are summarized in the following tables:

	September 30,	December 31,
	2012	2011

Risk free interest rate	1.5%	1.7%
Expected life (yrs)	0.1-0.6	0.1-1.3
Expected volatility	62.3%	62.3%
Dividend yield	0%	0%
Underlying stock price	$5.26	$4.63

The following table summarizes the changes in the estimated fair value of our Warrant liabilities for the nine months ended September 30, 2012 and total year 2011:

	September 30,	December 31,
(in thousands)	2012	2011

Balance at beginning of period	$671	$4,353
Mark-to-market adjustment	(111)	(3,306)
Exercise of warrants	(216)	(376)
Balance at end of period	$344	$671

NOTE 13 - STOCKHOLDERS' EQUITY

Stock Options

For the nine months ended September 30, 2012, the Company issued a total of 183,000 stock options from its 2000 Equity Incentive Plan at exercise prices between $4.39 and $6.90 per share, and we issued a total of 941shares of our common stock upon the exercise of stock options for total proceeds of $4,400.

In addition, in July 2012, the Company issued 330,000 stock options to non-employee consultants for sales and marketing services, which options  vest upon achieving specific performance milestones. As of September 30, 2012, none of these stock options had vested.
At the Company’s Annual Meeting held on June 7, 2012, stockholders approved the adoption of the Company's 2012 Stock Incentive Plan. A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan. As of September 30, 2012, the Company issued a total of 13,000 stock options from its 2012StockIncentive Plan at exercise prices between $5.12 and $5.26 per share.

Warrant Exercises

For the nine months ended September 30, 2012, the Company issued 105,395 shares of common stock upon the exercise of warrants for total proceeds of $369,000.

As of September 30, 2012, the Company had 708,929 warrants outstanding with a weighted average exercise price of $15.14 per share, of which 513,833 are held by Vicis Master Capital Fund with a weighted average exercise price of $19.56 per share.   A total of 309,160 unexercised warrants expired during the nine months ended September 30, 2012.

Treasury Stock

In March 2012, the Company’s Board of Directors authorized the retirement of 10,000 shares of treasury stock. As such, all shares of treasury stock were retired and resumed the status of authorized and unissued shares of common stock.

NOTE 14 - DEFERRED FINANCING COSTS

In August 2011, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of the Company’s common stock (the “S-1 Registration Statement”), for which the Company had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs had been capitalized and were to be charged to additional paid in capital upon completion of the Company’s proposed public offering. In April 2012, the Company voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of the S-1 Registration Statement. The Company requested withdrawal of the registration statement based on then current market conditions and management’s ensuing determination to not proceed with the contemplated offering at that time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off in the three months ended March 31, 2012.

NOTE 15 - SUBSEQUENT EVENTS

None.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 that was filed on September 24, 2012.

OVERVIEW

We are a leading provider of a smart grid communications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power grid. Our smart grid communications platform significantly improves the ability of utilities to use advanced technologies to upgrade their electric power grids.

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

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes, our principal product, are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. To date, Duke Energy, our marquee customer, has deployed approximately 113,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner and proven at commercial scale, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to specifically fill this void.

Our long-standing relationship with our marquee customer, which we believe has one of the most forward-looking smart grid initiatives in North America, has historically led to rapid growth in our business, and we entered into a long-term agreement in September 2009 with our marquee customer to supply the utility with our Ambient Smart Grid® communications platform and license our AmbientNMS® through 2015. We increased revenue from $2.2 million in 2009 to $20.2 million in 2010 to $62.1 million in 2011. As of September 30, 2012, we had backlog of approximately $15 million. We believe there continue to be opportunities for additional sales of our products and services to Duke Energy.

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

Our business success in the immediate future will depend largely on our ability to execute on our agreement with Duke Energy and its continual expansion of its existing deployments, as well as our ability to successfully expand our customer base as a result of our investments in sales and marketing. We anticipate that we will continue to work with Duke Energy and continue to support its grid-modernization programs. Nevertheless, we recognize Duke Energy could alter its vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook. Additionally, we are unable at this time to assess the effects, if any, that the merger between Duke Energy and Progress Energy, which was finalized in July 2012, will have on the continuation and/or expansion of our deployment by the new combined company following the merger. No assurance can be provided that the post-merger entity will continue with or expand the current deployments.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 100 shares (the “Reverse Split”).  The Reverse Split became effective on July 18, 2011 and has been retroactively reflected in this Quarterly Report on Form 10-Q. On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”  Prior to August 3, 2011, our common stock was traded on the OTC under the symbol “ABTG”.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Total Revenue. Total revenue for the three months ended September 30, 2012 was $10.0 million, representing a decrease of 41% from $16.9 million for the same period in 2011. Total revenue for the nine months ended September 30, 2012 was $33.3 million, representing a decrease of 26% from $44.8 million for the same period in 2011.  The decrease in total revenue during the three months and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily attributable to our largest customer’s decision to modify their timelines for installation in the field.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2012 was $5.8 million, representing a decrease of 38% from $9.4 million for the corresponding period in 2011.  Total cost of goods sold for the nine months ended September 30, 2012 was $18.9 million, representing a decrease of 25% from $25.4 million for the corresponding period in 2011.  The decrease in cost of goods sold during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due primarily to the decrease in sales volume.

Gross Profit. Gross profit for the three months ended September 30, 2012 was $4.2 million, representing a decrease of $3.3 million from $7.5 million for the corresponding period in 2011. Gross profit for the nine months ended September 30, 2012 was $14.3 million, representing a decrease of $5.1 million from $19.4 million for the corresponding period in 2011.  Our overall gross margin for each of the three and nine months ended September 30, 2012 and 2011 was between 42% and 44%.  Gross margins were stable based upon the commercial scale achieved over the past two years.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $3.9 million, representing an increase of $975,000 from $3.0 million for the corresponding period in 2011. Research and development expenses for the nine months ended September 30, 2012 were $10.9 million, representing an increase of $3.2 million from $7.7 million for the corresponding period in 2011.  The increase in research and development during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due primarily to increased personnel, consultant and other expenses necessary for the continued development of the Company's communication nodes, enhancements to our AmbientNMS® software, and other product development efforts. Research and development expenses consisted of expenses incurred primarily in designing, prototyping and field testing our smart grid communications platform. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while reducing costs, and therefore, we expect that our research and development expenses will increase over the next twelve months as we continue to focus our efforts on developing more robust solutions and providing additional value-added functionality for the Ambient Smart Grid® communications platform.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2012 were $2.9 million, representing an increase of $1.1 million from $1.8 million for the corresponding period in 2011. Selling, general and administrative expenses for the nine months ended September 30, 2012 were $7.1 million, representing an increase of $2.1 million from $5.0 million for the corresponding period in 2011.  The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due primarily to increased personnel costs and increased activity regarding our efforts to market the Ambient Smart Grid® communications platform as well as costs relating to the restatement of our financial statements.   Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive, marketing and sales and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. We expect that selling, general and administrative expenses will increase over the next twelve months as we hire additional personnel, increase activity associated with business development, and increase activity associated with marketing programs targeted at increasing our overall brand awareness and securing additional customers.

Write-off of Deferred Financing Costs. In August 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of our common stock, for which we had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs were capitalized and were to be charged to additional paid-in capital upon completion of our proposed public offering. In April 2012, we voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of such registration statement. We requested withdrawal of the registration statement based on then current market conditions and management’s ensuing determination to not proceed with the contemplated offering at that time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off in the three months ended March 31, 2012.

Interest Income, net and Other Income.Net interest income for the three months ended September 30, 2012 was approximately $3,000 compared to approximately $5,000 for the corresponding period in 2011.  Net interest income for the nine months ended September 30, 2012 was approximately $7,000 compared to approximately $17,000 for the corresponding period in 2011.  Other income for the three and nine months ended September 30, 2012 was approximately $15,000 and $179,000, respectively, primarily representing the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

Mark-to-Market Adjustment of Warrant Liability.  Changes in the fair value of warrant liabilities resulted in a net gain of $120,000 and $111,000 for the three and nine months ended September 30, 2012, respectively, and a loss of approximately $281,000 and a gain of $1.6 million for the three and nine months ended September 30, 2011, respectively.

Provision for Income Taxes. As a result of our net income of $2.4 million and $8.3 million for the three and  nine months ended September 30, 2011 respectively, we recorded a provision for income taxes of approximately $54,000 and $163,000 for the same periods, primarily reflecting federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products.  At September 30, 2012, we had working capital of approximately $13.4 million, including cash and cash equivalents of $15.3 million.

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2012 as compared net cash provided by operating activities of $8.9 million for the same period in 2011. Cash used in operating activities for the nine months ended September 30, 2012 was due primarily to a net loss of $3.8 million (offset by stock-based compensation expense of $2.0 million) and an increase in accounts receivable of $2.5 million (which was subsequently collected during the first week in October 2012).

Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $479,000 as compared to approximately $780,000 for the same period in 2011. Net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $373,000 as compared to net cash used by financing activities of approximately $260,000 for the same period in 2011. For the nine months ended September 30, 2012 net cash provided by financing activities consisted primarily of proceeds from exercises of warrants.  For the nine months ended September 30, 2011, net cash used by financing activities consisted primarily of approximately $421,000 in deferred financing costs offset by proceeds from exercises of warrants and stock options.

We believe that our business plan provides sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability to continue to fund our operating needs, including:

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our and our contract manufacturer’s ability to reduce manufacturing costs as expected;

●	Our ability to maintain and expand sales volume, which is highly dependent on the smart grid implementation plans of Duke Energy and other utilities; and

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

 As of June 30, 2012, we reported that management had identified a material weakness in the Company’s internal control over financial reporting related to: (1) our accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock, (2) the valuation of stock-based compensation, and (3) the selection of appropriate accounting guidance for certain contracts relating to revenue recognition. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in certain convertible notes or warrant agreements as well as certain revenue arrangements.   This material weakness resulted in a material misstatement of our liabilities, non-cash expenses relating to the changes in fair value of common stock warrants and embedded derivatives and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended December 31, 2009, 2010 and 2011, and the unaudited interim financial statements for the quarters ended March 31, June 30, and September 30 for such years as discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K/A filed on September 24, 2012.  Management concluded that as a result of such material weakness, our internal control over financial reporting was not effective as of June 30, 2012.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As part of our evaluation, we considered whether the control deficiencies related to the above described material weakness in our internal control over financial reporting continued to exist.  Although we have devoted significant time and resources toward remediating the material weakness and made progress in that regard, our management has concluded that the control deficiencies relating to the material weakness had not been remediated as of September 30, 2012.

 Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness described above our disclosure controls and procedures were not effective as of September 30, 2012. Notwithstanding such material weakness, management, based upon the work performed during the restatement process described in Note 2 of the Notes to the Unaudited Financial Statements and other additional analysis, has concluded that our financial statements for the periods included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

Remediation Plan

We are in the process of remediating the above described material weakness by, among other things, augmenting our professional staff, providing additional training for our accounting staff for the development of technical competencies, implementing and modifying certain accounting closing and financial reporting procedures, and seeking assistance from third parties with respect to complex technical accounting issues.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those changes described in the remediation plan described above.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following shares of common stock to two warrant holders in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

	Shares of
Exercise	Common Stock	Cash	Total
Date	Issued	Per Share	Consideration

7/24/2012	14,895	$3.50	$52,133
7/27/2012	13,000	$3.50	$45,500
9/10/2012	7,500	$3.50	$26,250

In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offers and sales involved two warrant holders; (2) the warrant holders had access to information regarding the Company; and (3) each warrant holder represented that the warrant holder (a) was an accredited investor; and (b) acquired the shares for the warrant holder's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof.

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
__________
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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark L. Fidler
	John J. Joyce,		Mark L. Fidler,
	President and Chief Executive Officer		Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2012	Date:	November 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
____________
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.