Form 10-K
period 2012-12-31
AMBIENT CORP /NY
filed 2013-03-11
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐   No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of "large accelerated filer, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No  ☑

The registrant had 16,664,553. shares of common stock outstanding as of March 4, 2013.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, was approximately $16.9 million computed by reference to the closing price of such common stock on the NASDAQ Capital Market on such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

AMBIENT CORPORATION
2012 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our current dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue, including our expectations that our research and development expenses and selling, general and administrative expenses may increase in absolute dollars; anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

 Ambient Corporation is a leading provider of smart grid communications technology for utilities. Our innovative platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

The term “smart grid” refers to the use of advanced technologies to upgrade the electric power grid, or the grid, effectively making the grid more intelligent and efficient. The grid was largely designed and built decades ago to reliably distribute electricity from generators to customers in a manner resulting in sizable capital investments and operating costs. A number of factors are increasingly straining the grid, including growing electricity demand, two-way power flow requirements, the implementation of renewable and distributed energy sources and advanced pricing plans. As such, the aging grid is prone to reliability, security, availability and power quality issues, costing utilities and consumers billions of dollars each year. Technology is now revolutionizing the grid and transforming it into an efficient, communicating energy service platform. We believe that the smart grid will address the current shortcomings of the grid and deliver significant benefits to utilities and consumers of energy, including reduced costs, increased power reliability and quality, accommodation of renewable energy technologies, consumer empowerment over energy consumption and a platform for continued integration of new technologies.

The Ambient Smart Grid® communications and applications platform, which includes hardware, software and firmware, enables utilities to effectively manage smart grid applications. Our communications platform provides utilities with a secure, two-way, flexible and open Internet protocol, or IP, architecture that efficiently networks smart grid applications and different technologies within each application and supports multiple communications technologies currently used by utilities, such as Wi-Fi, radio frequency (RF), cellular technologies, power line communications (PLC), serial and Ethernet. We believe that the Ambient Smart Grid ® communications platform delivers significant benefits to utilities, including support of a single network; an open, scalable and interoperable platform; preservation of utility investments; third-party application hosting; remote and distributed intelligence; secure communications; and reduced overall implementation and operating costs.

The Ambient Smart Grid products and services include communications nodes; a network management system, AmbientNMS ®; integrated applications; and maintenance and consulting services. The communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our marquee customer, has deployed to date approximately 125,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes, in the fourth generation of development, also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to fill this void.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid initiatives in North America, has been the source of substantially all of our revenue since 2008. We entered into a long-term agreement in September 2009 with Duke Energy to supply the utility with our Ambient Smart Grid ® communications platform and license our AmbientNMS ® through 2015. Furthermore, we also intend to leverage our success with the Duke Energy to secure additional customers in the global utility market place.

We were incorporated in the state of Delaware in June, 1996. Our common stock currently trades on the NASDAQ Capital Market under the symbol “AMBT.”

 Industry Overview

The Electric Power Distribution Grid

The grid was largely designed and built decades ago, and is increasingly becoming strained.  Much of the current grid infrastructure, both in the United States and abroad, is over 25 years old and simply is not designed to accommodate the dynamic electricity distribution requirements of today or the future. As a result, the aging grid is prone to reliability, security, availability and power quality issues, costing utilities and consumers billions of dollars each year.

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

The term smart grid refers to a modernization of the electricity delivery system so it monitors, protects and automatically optimizes the operation of its interconnected elements — from the central and distributed generator through the high-voltage network and distribution system, to industrial users and building automation systems, to energy storage installations and to end-use consumers and their thermostats, electric vehicles, appliances and other household devices. The smart grid will be characterized by a two-way flow of electricity and information to create an automated, widely distributed energy delivery network. It incorporates into the grid the benefits of distributed computing and communications to deliver real-time information and enable the near-instantaneous balance of supply and demand at the device level.

In brief, the term smart grid refers to the use of advanced communications technologies and modern computing capabilities to upgrade and modernize the electric power grid (and even other utility infrastructures, such as gas and water), effectively making the grid more intelligent and efficient. We believe that the implementation of intelligent and seamless communication across the grid represents the largest expected wave of information technology spending, similar to the previous telecommunications and Internet investment cycles.

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

 Our Solution

Ambient Smart Grid ® Communications and Applications Nodes. Communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of grid assets. We configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Our communications nodes can also contain our own or third-party embedded applications. We are currently in the final testing and evaluation of our fourth-generation communications nodes. The following is a graphical depiction of how our communications nodes interact and connect with smart grid applications and a utility.

AmbientNMS ® is a network management system that manages large numbers of communications nodes, devices and customers on a network. A utility can use the AmbientNMS ® to effectively manage its entire grid distribution system, providing valuable information over a single communications network. We customize AmbientNMS®, providing a utility with the tools necessary to tailor its monitoring and processing and to act upon vast amounts of information on a real-time basis. For example, we have integrated our AmbientNMS ® into an industry standard Distribution and Outage Management System (DOMS) that provides for the delivery of faster, more accurate information to power outage notification and restoration systems. DOMS allows utilities to quickly assess and respond to power delivery issues in reduced response time, thereby better managing disruptions and enhancing system reliability. AmbientNMS® also provides the functionality to predict, and precisely control, the amount of data traffic to be used by individual devices and the communications network as a whole. Utilities can systematically push software updates to deployed communications nodes and other downstream devices.

Ambient Power Quality Monitoring (PQM). In a changing and challenging power environment with increased electricity demand and adoption of renewable and low carbon technologies, distribution grids are under stress, and utilities are under pressure to maintain and improve efficiency, reliability and avoid or defer costly infrastructure upgrades. The Ambient Power Quality Monitoring Solution – AmbientPQM - facilitates real-time visibility of distribution networks for proactive grid management to help surmount these challenges and ensure continued quality of customer service. AmbientPQM is a combination of software and hardware (PQM application, Ambient Smart Grid Nodes, and Sensors) that enables utilities and distribution network operators to measure an array of power quality parameters on medium and/or low voltage distribution grids – on overhead and/or underground lines and at distribution substations or transformers.

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

Duke Energy Relationship

Since 2005, we have maintained a strategic relationship with Duke Energy, and we believe that we are the leading supplier of its smart grid communications technology in connection with its smart grid implementation. With what we believe is one of the most forward-looking smart grid initiatives in North America, Duke Energy’s smart grid deployment includes digital and automated technology, such as communications nodes, smart meters and automated power delivery equipment. The following table summarizes the evolution of our relationship with Duke Energy:

2005	●	Security and safety testing of our communications nodes

2006	●	Delivery of approximately 700 communications nodes for pilot deployment

2008	●	Commercial agreement for 9,000 communications nodes

2009	●
Award to Duke Energy of $204 million in American Recovery and Reinvestment Act of 2009 digital grid stimulus funds and Duke Energy announcement of plans to invest a total of $1 billion in smart grid deployment initiatives over five years

	●	Long-term supply agreement with Duke Energy to supply our communications nodes and services through 2015

2010	●
Full-scale smart grid deployment begun by Duke Energy in Ohio, which includes smart meters, automated power distribution equipment and a communications network encompassing more than 130,000 of our communications nodes, 700,000 electric meters and 450,000 gas meters

	●	Deployment by Duke Energy of approximately 20,000 of our communications nodes

2011	●	Deployed a cumulative total of approximately 75,000 communications nodes, including approximately 3,000 of our communications nodes in the Carolinas

2012	●	Deployed a cumulative total of approximately 125,000 communications nodes

Duke Energy is actively deploying thousands of our communications nodes each month and is licensing the AmbientNMS® system, specifically for its deployment in Ohio. We believe that we are the predominant provider of communications nodes and network management system software for Duke Energy’s Ohio deployment.

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable and cost-effective through the total deployment of over approximately 125,000 communications nodes in the field with Duke Energy. We believe that Duke Energy will continue to predominantly use our communications platform for the remainder of its Ohio smart grid deployment through 2013. Furthermore, Duke Energy’s pilot deployment of over approximately 3,000 communications nodes in the Carolinas predominantly uses our communications platform as well. Throughout the past five years, we have worked with Duke Energy to develop our communications platform, which has enabled Duke Energy’s ability to deploy its smart grid initiatives.

We believe that we have a substantial opportunity to grow our business with Duke Energy. In addition to the communications nodes scheduled for deployment in Ohio, we estimate that Duke Energy would potentially require hundreds of thousands of communications nodes if it implements a full deployment of smart grid communications nodes in Indiana, Kentucky and the Carolinas. Duke Energy is using information from its North Carolina pilot programs and its Ohio deployment to enhance its customer experience in its other service territories.

Research and Development

The majority of our employees are engaged in product research and development activities. We also engage independent contractors to provide research and development services. Research and development efforts are critical to ensure the continued success and growth of our business. We plan to expand our research and development activities, including hiring additional personnel. We also intend to continue to work with our customers so that we can continue to develop and provide additional product offerings. We incurred research and development expenses of approximately $11.7 million in 2011 and approximately $14.3 million in 2012.

Intellectual Property

We currently rely upon a combination of trade secrets, patents, copyrights, and trademarks, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information. As of January 31, 2013, our intellectual property portfolio included 26 patents issued by the United States Patent and Trademark Office (USPTO), and we have 7 pending patent applications in the United States. We also have many patents issued by various foreign jurisdictions and more pending applications filed in foreign jurisdictions as well. Approximately half of our issued and pending U.S. patents relate to our legacy utilities communications technologies, and the other half relate to our communications platform, including our Energy Sensing Solution. Our issued U.S. patents will expire between 2020 and 2029. Ambient, Ambient Smart Grid and AmbientNMS are registered trademarks of Ambient Corporation. AmbientPQM is a trademark of Ambient Corporation.

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

 Employees

As of December 31, 2012, we had approximately 105 employees, all of which are full time. Almost of all of our employees are located at our Newton, Massachusetts headquarters. None of our employees are covered by collective bargaining agreements. We have never experienced any work stoppages and consider our relations with our employees to be good.

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

We compete with a wide array of manufacturers, vendors, strategic alliances, systems developers and other businesses. These include smart grid communications technology companies, ranging from relatively smaller companies focusing mainly on communications technology to large Internet, hardware and software companies. In addition, some providers of smart meters may add communications capabilities in the future to provide some level of connectivity to a utility’s back office.

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

Duke Energy accounted for substantially all of our revenue for each of our last two fiscal years. Any material delay, reduction or cancellation of orders from Duke Energy would have a material adverse effect on our business, including significantly reduced revenue, unabsorbed overhead and incurred net losses.

Although we have a long-term contract that stipulates the general terms of our relationship, Duke Energy does not provide us with firm purchase commitments for the duration of the contract. Instead, Duke Energy provides us with periodic purchase orders. Duke Energy can delay, reduce or cancel purchase orders at any time prior to the anticipated lead time for delivery of the products (typically three months), subject to Duke Energy’s payment of a cancellation fee not to exceed the price of the products cancelled. Duke Energy may also delay, reduce or cancel its purchase orders without penalty if we are unable to deliver the products ordered thereunder within a specified time from the scheduled delivery date.

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

For 2012, we had a net loss of $5.4 million and an accumulated deficit of $226.8 million (however, $109 million of this amount was associated with mark- to- market adjustments relating to common stock warrants and derivative liabilities in 2009). To grow our revenue and customer base, we also plan to increase spending associated with research and development and business development, thereby increasing our operating expenses. These increased costs may cause us to incur net losses in the foreseeable future, and we may be unable to grow our revenue and expand our customer base to maintain profitability on an annual basis.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing on a timely basis or on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We depend on factors affecting the utility industry over which we exercise no control.

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

Competition in the smart grid market is intense and involves changing technologies, evolving industry standards, new product introductions, changes in customer or regulatory requirements and localized market requirements. Competitive pressures require us to keep pace with the evolving needs of utilities; to continue to develop and introduce new products, features and services in a timely, efficient and cost-effective manner; and to stay abreast of regulatory factors affecting the utility industry.

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

We utilize one contract manufacturer for all of our production requirements. This manufacturing is conducted in China by a U.S.-based company that also performs services for numerous other companies. We depend on our manufacturer to maintain high levels of productivity and satisfactory delivery schedules. Our reliance on our manufacturer reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any financial, operational or other difficulties involving our manufacturer could adversely affect us.  We currently do not have guarantees of production capacity, prices, lead times or delivery schedules with our contract manufacturer. Since our manufacturer serves other customers, a number of which have greater production requirements than we do, our manufacturer could determine to prioritize production capacity for other customers or reduce or eliminate production for us on short notice. We could also encounter lower manufacturing productivity and longer delivery schedules in commencing volume production of new products. Any of these problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results. The loss of our relationship with our manufacturer or its inability to conduct its manufacturing services for us as anticipated in terms of cost, quality and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

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

Our communications platform allows utilities to monitor, compile and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the electric power distribution grid. As part of our data transfer and managed services, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation or maintenance functions for a utility customer. If, in handling this information, we, our partners or a utility customer fails to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, utility customers and consumers whose privacy is compromised. Even the perception that we, our partners or a utility customer has improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may, through computer viruses, physical or electronic break-ins and other means, attempt to breach our security measures or inappropriately use or access our AmbientNMS ® or the communications nodes we have in the field. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and services, and our business could suffer.

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

Although we have not experienced security breaches associated with our product, any real or perceived security breach could seriously harm our reputation and result in significant legal and financial exposure, inhibit market acceptance of our products and services, halt or delay the deployment by utilities of our products and services, cause us to lose sales, trigger unfavorable legislation and regulatory action and inhibit the growth of the overall market for smart grid products and services. Any of these risks could have a material adverse effect on our business, operating results and financial condition.

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

Our revenue and other operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of our control. There can be no assurance that our revenue will increase or will not decrease on a quarterly or annual basis in the future.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include the following:

●	long, and sometimes unpredictable, sales and customer deployment cycles;
●	changes in the mix of products and services sold;
●	our current dependence on a single customer;
●	changing market conditions;
●	changes in the competitive environment;
●	failures of our products or components that we use in our products that delay deployments, harm our reputation or result in high warranty costs, contractual penalties or terminations;
●	product or project failures by third-party vendors, utility customers or competitors that result in the cancellation, slowing down or deferring of projects;
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

Our products are produced in China by a U.S.-based, third-party contract manufacturer. We may also expand our addressable market by pursuing opportunities to sell our products in international markets. We have had little experience operating in markets outside of the United States. Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. We may not be successful in responding to these and other challenges that we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks. The manufacture of our products abroad and our potential expansion into international markets expose us to various economic, political and other risks that could adversely affect our operations and operating results, including the following:

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of our quarterly report as of and for the three and six months ended June 30, 2012, management concluded that there was a material weakness in internal control over financial reporting related to accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009 through 2011 and for the first quarter of 2012 and the failure of the Company to file its Quarterly Report on Form 10-Q for the interim period ended June 30, 2012 on a timely basis. As of December 31, 2012, we remediated the material weakness previously reported in Amendment No. 1 on Form 10-K for the year ended December 31, 2011. If we fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

Our compliance with the Sarbanes-Oxley Act of 2002 and SEC rules concerning internal controls may be time consuming, difficult and costly, and the failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we anticipate that at some point in the future, we will be required to furnish a report by our management on our internal control over financial reporting that includes a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. While we have spent considerable time and effort in designing, documenting and testing our internal control procedures, we may need to spend additional financial and other resources improving our processes, which may result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. Despite our efforts, we can provide no assurance as to our independent auditor’s conclusion with respect to the effectiveness of our internal control over financial reporting.

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

Vicis Capital Master Fund, or Vicis, owns approximately 80% of the outstanding shares of our common stock as of December 31, 2012. Consequently, Vicis is able to exert substantial influence over our company and control matters requiring approval by our stockholders, including the election of all our directors, approving any amendments to our certificate of incorporation, increasing our authorized capital stock, effecting a merger or sale of our assets and determining the number of shares available for issuance under our stock plans. As a result of Vicis’ control, no change of control of our company can occur without Vicis’ consent.

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

We may issue additional capital stock in the future, which would dilute our existing stockholders.

In the future, we may issue our previously authorized and unissued securities, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

Our existing stockholders could sell any or all of the shares of common stock owned by them from time to time for any reason. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2012, we had the following outstanding securities:

●	Approximately 16.6 million shares of common stock outstanding;
●	Approximately 3.3 million shares of common stock issuable upon the exercise of then outstanding stock options at a weighted average exercise price of $7.55 per share;
●	Approximately 134,000 shares of common stock issuable upon the exercise of then outstanding warrants at a weighted average exercise price of $3.50 per share; and
●	Approximately 4.2 million shares of common stock reserved for issuance under our various stock incentive plans.

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

At December 31, 2012, we had available approximately $71.7 million of net operating loss carryforwards, for U.S. income tax purposes which expire at various dates through 2031. However, due to changes in stock ownership resulting from historical investments provided by Vicis, we expect that the use of the U.S. net operating loss carryforwards will be significantly limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities. In addition, our ability to utilize the current net operating loss carryforwards might be further limited by the issuance of common stock in future offerings. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could result in lower profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. We currently lease approximately 28,000 square feet of office space in Newton, Massachusetts. Our leases expire on December 31, 2013. We believe that our facilities and future plans to lease are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

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

	Low	High
Year Ended December 31, 2012
Fourth Quarter	$2.98	$5.39
Third Quarter	4.82	7.57
Second Quarter	4.15	9.75
First Quarter	4.00	6.89

Year Ended December 31, 2011
Fourth Quarter	$4.55	$8.40
Third Quarter	5.70	13.98
Second Quarter	7.00	9.50
First Quarter	7.60	11.90

As of March 4, 2013, there were 141 holders of record of our common stock. Other than our shares held by Vicis, a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

UNREGISTERED SALESOF SECURITIES

A single warrant holder exercised an outstanding warrant on November 30, 2012 for 833 shares of Common Stock for $3.50 cash per share for a total consideration of $2,916. We issued such shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933 as amended, under Section 4(2) of the Securities Act.

In claiming the exemption under Section 4(2), we relied in part on the following facts: (1) the offer and sale involved one warrant holder; (2) the warrant holder had access to information regarding the Company; and (3) the warrant holder represented that he (a) was an accredited investor; and (b) acquired the shares for his own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Ambient Corporation is an award-winning provider of smart grid communications technology for utilities. Our innovative platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

Company History

We were incorporated in 1996 in the state of Delaware. Through the third quarter of 2008, we were a development stage company. We are focused on the development of a communications platform that meets the needs of utilities, including specifically for the implementation of smart grid applications.

On July 18, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-100 shares (the “Reverse Split”).   On August 3, 2011, our common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

Duke Energy Relationship

Since 2005, we have maintained a strategic relationship with Duke Energy.  The utility is actively deploying our communications nodes and is licensing our AmbientNMS ® for its deployment in Ohio. We believe that we are the predominant provider of communications nodes and network management system software for Duke Energy’s Ohio deployment.

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable and cost-effective through the total deployment of approximately 125,000 communications nodes in the field with Duke Energy. We believe that Duke Energy will continue to predominantly use our communications platform for the remainder of its Ohio smart grid deployment through 2013. Furthermore, Duke Energy’s pilot deployment of approximately 3,000 communications nodes in the Carolinas predominantly uses our communications platform as well. Throughout the past five years, we have worked with Duke Energy to develop our communications platform, which has enabled Duke Energy’s ability to deploy its smart grid initiatives.

We believe that we have a substantial opportunity to grow our business with Duke Energy. In addition to the communications nodes scheduled for deployment in Ohio, we estimate that Duke Energy would potentially require hundreds of thousands of communications nodes if it implements a full deployment of smart grid communications nodes in Indiana, Kentucky and the Carolinas. Duke Energy is using information from its North Carolina pilot programs and its Ohio deployment to enhance its customer experience in its other service territories.

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

Backlog

We define our backlog as products that we are obligated to deliver based on firm commitments relating to purchase orders received from customers. As of December 31, 2012, we had backlog of approximately $10 million, entirely from Duke Energy.

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

Hardware sales consist of our Ambient Smart Grid® communications nodes which are physical boxes that contain the hardware and embedded software needed for communications and data collection in support of smart grid assets. The system software embedded in our communications nodes is used solely in connection with the operation of the physical boxes.

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

We offer additional software maintenance service, on a fee basis, that entitles the purchasers of our products and AmbientNMS® software to post-contract customer support including help desk support and, unspecified updates and upgrades to our products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

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

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3).  ASU 2009-13 eliminates the residual method and requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price ("BESP") of each element when a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011.

We evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered items or item shall be considered a separate unit of accounting if it has standalone value to the customer and there are no customer-negotiated refunds or return rights.

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

Software Development Costs.  We have historically expensed costs incurred in the research and development of new software products and enhancements to existing software products as incurred. After we establish technological feasibility, we capitalize additional development costs. No software development costs have been capitalized as of December 31, 2012 or 2011.

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

Fair Value of Warrants.  Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the statement of operations in each subsequent period. Fair value of the warrants is determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liabilities and the change in their estimated fair values could be materially different.

Deferred Income Taxes. We recognize deferred income taxes for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2012, our deferred income tax assets consisted primarily of net operating loss and tax credit carryforwards and stock-based compensation charges that have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future. At December 31, 2012, we had available approximately $71.7 million of net operating loss carryforwards, for U.S. income tax purposes which expire at various dates through 2031. However, due to changes in stock ownership resulting from historical investments, the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities.

Warranties. We account for our warranties under the FASB ASC 450, “Contingencies.” Our current standard product warranty includes a one-year warranty period for defects in material and workmanship.  We currently accrue a liability of approximately 0.5% of current communications node revenues for the estimated future costs of meeting our warranty obligation, based on our actual historical return rate for repair of products within the one-year warranty period. We make and revise this estimate based on the number of communications nodes delivered and our historical experience with warranty claims. We continually monitor the rate of actual product returns for repair and the quality of our products including the quality of the products produced by our U.S.-based contract manufacturer in China.

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

RESULTS OF OPERATIONS

 Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

Total Revenue.Total revenue for 2012 was $42.8 million compared to $62.1 million in 2011, representing a decrease of approximately 31%. Substantially all revenue from 2012 and 2011 was derived from one customer. The decrease in total revenue is primarily attributable to our primary customer’s decision to modify its node deployment schedule which extended installations of nodes further into 2013. We expect that our primary customer will continue to be the source of a substantial portion of our revenue for the next twelve months.

 Cost of Goods Sold.Cost of goods sold for 2012 was $24.5 million compared to $35.3 million in 2011. The decrease in cost of goods sold primarily reflected a decrease in sales volume to Duke Energy. Cost of goods sold includes all costs related to the manufacture of our products by our contract manufacturer, accruals for warranty and other overhead costs. Our contract manufacturer is responsible for substantially all aspects of manufacturing, including procuring most of the key components required for assembly.

Gross Profit.Gross profit for 2012 was $18.3 million compared to $26.8 million in 2011, a decrease of approximately 32%. Gross margin for 2012 and 2011 has remained flat at approximately 43%.

Research and Development Expenses.  Research and development expenses were approximately $14.3 million for 2012 compared to approximately $11.7 million in 2011. The increase in research and development was primarily due to increased personnel and consultant expenses required for the continued development of our communications nodes, enhancements of our AmbientNMS ®, and other product development efforts. We believe that our continued development efforts are critical to our strategic objectives of enhancing our technology while simultaneously reducing costs. We expect that our research and development expenses will increase in 2013 as we continue to develop and improve our communications platform.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for 2012 were approximately $9.6 million compared to $8.2 million for 2011. The increase in selling, general and administrative expenses was due to an increase in personnel and related costs related to our increased efforts to market and commercialize our communications platform. Selling, general and administrative expenses consisted primarily of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included professional fees for legal, accounting and other services. In 2013, we expect our selling, general and administrative expenses to increase as we continue to increase our efforts to market and commercialize our communication platform to additional customers.

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

Other Income, net. Other income for 2012 was approximately $197,000 compared to approximately $19,000 for the corresponding period in 2011, primarily representing the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

Mark-to-Market Adjustment of Warrant Liability. Changes in the fair value of warrant liabilities resulted in a net non-cash gain of $452,000 in 2012 and $3.3 million in 2011.

Provision for Income Taxes. As a result of our loss before taxes of $5.4 million, the Company did not record a provision for income taxes in 2012.  As a result of our income before taxes of $10.3 million in 2011, we recorded a provision for income taxes of approximately $204,000 in 2011, primarily reflecting federal alternative minimum taxes.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from the sale of our securities and, more recently, with revenue from sales of our products. At December 31, 2012, we had working capital of $12.1 million, including cash and cash equivalents of $13.3 million.

Net cash used in operating activities during the year ended December 31, 2012 was approximately $4.4 million and net cash provided by operating activities during 2011 was approximately $12.1 million. Cash used in operations for the year ended December 31, 2012 was due primarily to a net loss of $5.4 million (partially offset by stock-based compensation expense of $2.5 million) and an increase in accounts receivable of $2.0 million (which were subsequently collected in January 2013) and a reduction in accounts payable of $1.2 million. Net cash provided by operating activities in 2011 was primarily due to net income of $10.1 million (plus stock based compensation of $3.5 million, which was substantially offset by mark-to-market adjustments of warrant liabilities of $3.3 million), as well as a decrease in accounts receivable of $1.4 million.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $659,000 as compared to approximately $962,000 for the same period in 2011. Net cash used in investing activities for each period was for additions of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $376,000 as compared to net cash used by financing activities of approximately $129,000 in 2011. For the year ended December 31, 2012 net cash provided by financing activities consisted primarily of proceeds from exercises of warrants.  For the year ended December 31, 2011, net cash used by financing activities consisted primarily of approximately $389,000 in deferred financing costs offset by proceeds from exercises of warrants and stock options.

We believe that our business plan will provide sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability continue to fund our operating needs, including:

●	Our expectations regarding the continued favorable relationship with Duke Energy, which we expect will continue to be a substantial source of our revenue ;
●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;
●	Our and our contract manufacturer’s ability to reduce manufacturing costs as expected;
●	Our ability to expand sales volume, which is highly dependent on the smart grid implementation plans of Duke Energy and other utilities; and
●
The need for us to continue to invest in operating activities in order to remain competitive or acquire other businesses and technologies in order to complement our products, expand the breadth of our business, enhance our technical capabilities or otherwise offer growth opportunities.

If we cannot effectively manage these factors, we may need to raise additional capital in order to fund our operating needs. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and we may be required to implement spending reduction measures in order to preserve cash.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and certain other capital lease obligations, we do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	Total
Contractual Obligations
Rent obligations	$583	$583
Insurance premium obligations	237	237
Total	$820	$820	$-	$-	$-

Recently Issued Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and was effective for annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 which did not have a material effect on its financial position and results of operations.

In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 30, 2013.

We do not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on our accompanying financial statements.

ITEM 7A. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

REMEDIATION OF PREVIOUSLY DISCLOSED MATERIAL WEAKNESS

Management previously reported a material weakness in the Company’s internal control over financial reporting related to (1) accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock, (2) the valuation of stock- based compensation, and (3) the selection of appropriate revenue recognition accounting guidance relating to certain customer contracts, in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011, as well as in the Company’s Amended Form 10-Q/A for the quarter ended March 31, 2012 and its Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company made the following changes to its internal controls over financial reporting to remediate the material weakness reported in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011, as well as in the Company's Amended Form 10-Q/A for the quarter ended March 31, 2012, and its Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012:

●
Established detailed controls as part of the Company's quarterly financial closing process to ensure that embedded derivatives are appropriately valued and accounted for, including determining changes in valuation assumptions such as the underlying stock price of the Company's common stock, changes in peer group stock price volatility, appropriately accounting for exercises or expirations of underlying warrants and evaluating any changes in the Company’s business that may impact the treatment of or accounting for embedded derivatives;

●
Established controls to evaluate the appropriateness of the stock price volatility assumption used in determining stock option values, including calculating the Company’s historical stock price volatility and comparing it to a peer group to assess reasonableness, and when appropriate, calculating a peer group stock price volatility (based on peer group member’s public disclosures and/or recalculating stock price volatility);

●
Established improved controls for reviewing the potential accounting impact of material agreements entered into by the company, including maintaining a log of all agreements entered into by the Company and reviews of all material agreements by both the Controller and Chief Financial Officer; and

●	Provided outside training to our accounting and finance staff for the development of technical competencies.

The Company completed the documentation and testing of the corrective actions described above and, as of December 31, 2012, has concluded that the steps taken have remediated the material weakness previously disclosed in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2011, as well as in the Company’s Amended Form 10-Q/A for the quarter ended March 31, 2012 and its Form 10-Q for the quarters ended June 30, 2012 and September 30, 2012.

Changes in Internal Control over Financial Reporting

During our fourth quarter ended December 31, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS

(a)	(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(b)   Exhibits

Exhibit Number	Description

3 .1
Restated Certificate of Incorporation of Ambient Corporation, as amended (filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2011, filed August 10, 2011).(1)

3 .2	Bylaws of Ambient Corporation (filed as Exhibit 3.2 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4 .1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4 .2	Common Stock Purchase Warrant (Series A) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .3	Common Stock Purchase Warrant (Series B) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .4	Common Stock Purchase Warrant (Series C) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .5	Common Stock Purchase Warrant (Series D) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed November 5, 2007).(1)
4 .6	Common Stock Purchase Warrant (Series E) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed January 17, 2008).(1)
4 .7	Warrant issued as of April 23, 2008 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)
4 .8
Common Stock Purchase Warrant (Series G) (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .1	Ambient Corporation 2000 Equity Incentive Plan (filed as Appendix A to the Definitive Information Statement of Ambient Corporation on Schedule 14C, filed December 24, 2009).(1)+
10 .2	Ambient Corporation 2002 Non-Employee Directors Stock Option Plan (filed as Appendix B to the Definitive Information Statement of Ambient Corporation on Schedule 14C, filed December 24, 2009).(1)+
10 .3
Amended and Restated Employment Agreement effective as of December 30, 2008 between Ambient Corporation and John Joyce (filed as Exhibit 10.4 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10 .4
Amended and Restated Employment Agreement effective as of June 2, 2008 between Ambient Corporation and Ramdas Rao (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10 .5
Employment Agreement effective as of August 4, 2011 between Ambient Corporation and Mark L. Fidler (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on August 8, 2011).(1)+

10 .6
Securities Purchase Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.8 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10 .7
Registration Rights Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.9 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10 .8
Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .9
Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .10
Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .11
Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .12
First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .13
First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .14
Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .15
Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .16
First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .17
Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.4 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .18
Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10 .19
Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10 .20
Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed November 24, 2008).(1)

10 .21
Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .22
Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .23
Amendment to Securities Purchase Agreement dated as of January 15, 2010, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.26 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2009, filed March 31, 2010).(1)

10 .24
Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008). (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).(1)

10 .25
Master Supply and Alliance Agreement dated as of February 17, 2009 between Ambient Corporation and Bel Fuse Inc. (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy) (filed as Exhibit 10.25 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)

10 .26
Product Sales, Services & Software Agreement between Ambient Corporation and Duke Energy business Services LLC on its own behalf and as agent for and on behalf of Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc, Duke Energy Ohio, Inc., Duke Energy Kentucky, Inc., and certain after acquired affiliates (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009). (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of portions of this exhibit deleted from the filed copy.)(1)

10 .27
Office Lease Agreement dated as of May 21, 2009, between Ambient Corporation and NS 7/57 Acquisition LLC (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2009, filed August 7, 2009).(1)

10.28	Ambient Corporation 2012 Stock Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
10.29	Ambient Corporation Management Incentive Bonus Plan (filed as Appendix B to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
14	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Current Report of Ambient Corporation on Form 8-K, filed August 2, 2011).(1)
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
31 .1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31 .2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS*	XBRL Instance Document
101 .SCH*	XBRL Taxonomy Extension Schema
101 .CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF*	XBRL Taxonomy Extension Definition Linkbase
101 .LAB*	XBRL Taxonomy Extension Label Linkbase
101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase
_______________
+	Management Agreement
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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Mark Fidler
	John J. Joyce		Mark Fidler,
	President and Chief Executive Officer		Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	March 11, 2013	Date:	March 11, 2013

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Joyce	PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD	March 11, 2013
John J. Joyce	and DIRECTOR (Principal Executive Officer)

/s/ Mark L. Fidler	VICE PRESIDENT, CHIEF FINANCIAL OFFICER and TREASURER	March 11, 2013
Mark L. Fidler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael L. Widland	DIRECTOR	March 11, 2013
Michael L. Widland

/s/ D. Howard Pierce	DIRECTOR	March 11, 2013
D. Howard Pierce

/s/ Thomas Michael Higgins	DIRECTOR	March 11, 2013
Thomas Michael Higgins

/s/ Shad L. Stastney	DIRECTOR	March 11, 2013
Shad L. Stastney

/s/ Francesca E. Scarito	DIRECTOR	March 11, 2013
Francesca E. Scarito

AMBIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ambient Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2012 and the related consolidated statement of operations, of changes in stockholders’ equity (deficit) and of cash flows for the year then ended present fairly, in all material respects, the financial position of Ambient Corporation and its subsidiary at December 31, 2012 and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ambient Corporation

We have audited the accompanying balance sheet of Ambient Corporation (the “Company”) as of December 31, 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey

March 6, 2012, except for Notes 2, 3, 7, 8, 10, and 11 as to which the date is September 24, 2012

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$13,314	$17,965
Accounts receivable	2,287	284
Inventory	575	1,460
Prepaid expenses and other current assets	709	527
Total current assets	16,885	20,236

Property and equipment, net	1,444	1,249
Deferred finance costs	-	389

Total assets	$18,329	$21,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,842	$3,920
Accrued expenses and other current liabilities	1,139	714
Deferred revenue	683	453
Accrued warranty	126	115
Income taxes payable	-	41
Warrant liability	3	671
Total current liabilities	4,793	5,914
Non-current liabilities
Deferred rent	-	99

Total liabilities	$4,793	$6,013

Commitments (Note 13)

Stockholders' Equity:
Preferred stock, $0.001 par value;
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,664,553 and 16,567,384 shares issued; and
16,664,553 and 16,557,384 shares outstanding, respectively	17	17
Additional paid-in capital	240,340	237,421
Accumulated deficit	(226,821)	(221,377)
Less: treasury stock; 0 and 10,000 shares at cost	-	(200)
Total stockholders' equity	13,536	15,861

Total liabilities and stockholders' equity	$18,329	$21,874

See Notes to the Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011

Total revenue	$42,805	$62,112
Cost of goods sold	24,517	35,274
Gross profit	18,288	26,838

Operating expenses:
Research and development expenses	14,336	11,665
Selling, general and administrative expenses	9,656	8,244
Write-off of deferred financing costs	389	-
Total operating expenses	24,381	19,909

Operating (loss) income	(6,093)	6,929

Interest income	198	19
Interest expense	(1)	-
Mark-to-market adjustment of warrant liability	452	3,306
Total other income	649	3,325

(Loss) income before taxes	(5,444)	10,254

Provision for income taxes	-	204

Net (loss) income	$(5,444)	$10,050

Net (loss) income per basic share	$(0.33)	$0.61
Net (loss) income per diluted share	$(0.33)	$0.59

Weighted average shares used in computing basic net (loss) income per share	16,625	16,515
Weighted average shares used in computing diluted net (loss) income per share	16,625	16,905

See Notes to the Consolidated Financial Statements

 AMBIENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2010	16,483,764	$16	$233,254	$(200)	$(231,427)	$1,643

Common stock issued upon exercise of warrants	68,538	1	615	-	-	616
Common stock issued upon exercise of options	5,082	-	30	-	-	30
Stock-based compensation expense	-	-	3,522	-	-	3,522
Net income	-	-	-	-	10,050	10,050
Balance - December 31, 2011	16,557,384	$17	237,421	$(200)	$(221,377)	$15,861

Common stock issued upon exercise of warrants	106,228	-	588	-	-	588
Common stock issued upon exercise of options	941	-	4	-	-	4
Stock-based compensation expense	-	-	2,527	-	-	2,527
Retirement of treasury stock	-	-	(200)	200	-	-
Net loss	-	-	-	-	(5,444)	(5,444)
Balance - December 31, 2012	16,664,553	$17	$240,340	$-	$(226,821)	$13,536

See Notes to the Consolidated Financial Statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,444)	$10,050
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	574	458
Stock-based compensation	2,527	3,522
Write-off of deferred finance costs	389	-
Mark-to-market adjustment of warrant liability	(452)	(3,306)
Changes in operating assets and liabilities:
Accounts receivable	(2,003)	1,447
Inventory	885	(626)
Prepaid expenses and other current assets	(182)	(251)
Accounts payable	(1,188)	312
Accrued expenses and other current liabilities	425	81
Deferred revenue	230	313
Accrued warranty	11	115
Income taxes payable	(41)	41
Deferred rent	(99)	(87)
Net cash (used in) provided by operating activities	(4,368)	12,069

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(659)	(962)
Net cash used in investing activities	(659)	(962)

CASH FLOWS FROM FINANCING ACTIVITES
Deferred finance charges	-	(389)
Proceeds from exercise of warrants	372	240
Proceeds from exercise of stock options	4	30
Payments of capitalized lease obligations	-	(10)
Net cash provided by (used) in financing activities	376	(129)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,651)	10,978

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,965	6,987

CASH AND CASH EQUIVALENTS - END OF YEAR	$13,314	$17,965

Non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$110	$-

Supplemental disclosures of cash flow information:
Interest paid	$1	$246
Income taxes paid	$41	$163

See Notes to the Consolidated Financial Statements.

AMBIENT CORPORATION
NOTES TO CONSOLIATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ambient Corporation (“Ambient,” the “Company,” “we or “us”) is a Delaware corporation incorporated in June, 1996 and is a leading provider of smart grid communications technology for utilities. The Ambient Smart Grid ® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage grid applications.  The Company’s innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

The Company’s long-standing relationship with Duke Energy, which it believes has one of the most forward-looking smart grid investment initiatives in North America, has driven significant historical growth in the Company’s business.  The Company entered into a long-term agreement in September 2009 with Duke Energy, currently its primary customer, to supply Duke Energy with their Ambient Smart Grid ® communications nodes through 2015 and license our AmbientNMS®.

On July 18, 2011, the Company implemented a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-100 shares. The reverse stock split has been reflected in this Annual Report on Form 10-K. See Note 9.

Since inception, the Company has funded its operations with proceeds from the sale of securities and, more recently, with revenue from sales of products. At December 31, 2012, the Company had working capital of $12.1 million, including cash and cash equivalents of $13.3 million.

The Company’s business plan will provide sufficient liquidity to fund its operating needs for the next 12 months. However, there are factors that can impact the Company’s ability continue to fund its operating needs, including:

●	The Company’s expectations regarding the continued favorable relationship with Duke Energy, which it expects will continue to be a substantial source of it's revenue;

●	The Company’s ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	The Company’s ability and its contract manufacturer’s ability to reduce manufacturing costs as expected;

●	The Company’s ability to expand sales volume, which is highly dependent on the smart grid implementation plans of Duke Energy and other utilities; and

●
The need for the Company to continue to invest in operating activities in order to remain competitive or acquire other businesses and technologies in order to complement its products, expand the breadth of its business, enhance its technical capabilities or otherwise offer growth opportunities.

If the Company cannot effectively manage these factors, the Company may need to raise additional capital in order to fund its operating needs. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when it requires it, the Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited and may be required to implement spending reduction measures in order to preserve cash.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

During 2011, the Company’s only wholly-owned subsidiary, Insulated Connections Corporation Limited, was dissolved. Prior to its dissolution in 2011, the financial statements included the accounts of Insulated Connections Corporation Limited, though the subsidiary had been inactive since 2001.

On August 23, 2012, the Company established Ambient Corporation Europe Limited, its subsidiary under the laws of the United Kingdom. The entity is wholly-owned and was established to serve as a Company sales office. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures at fair value its assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including liabilities resulting from embedded derivatives associated with certain warrants to purchase common stock (see Note 8).

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with accounting guidance codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” Stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with the Earning Per Share topic of the FASB ASC. Basic net income (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share adjusts basic net income (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments; only in the periods in which such effect is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	December 31,
(in thousands)	2012	2011

Weighted average shares outstanding used to compute basic earnings per share	16,625	16,515

Effect of dilutive stock options and warrants	-	390

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,625	16,905

The following securities have been excluded from the calculation of net income (loss) per share, as their effect would be anti-dilutive.

	December 31,
(in thousands)	2012	2011

Stock options	2,426	747
Warrants	56	800
Total anti-dilutive shares	2,482	1,547

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

Hardware sales consist of the Company’s Ambient Smart Grid® communications nodes which are physical boxes that contain the hardware and embedded software needed for communications and data collection in support of smart grid assets. The system software embedded in the Company’s communications nodes is used solely in connection with the operation of the physical boxes.

Ambient’s proprietary software AmbientNMS® is our smart grid network management system that controls the large numbers of communications nodes, devices and customers on a smart grid.  NMS software is offered on a stand-alone basis.

The Company generally includes a period of free maintenance services beginning from the sale of the communication nodes and NMS Software.  As such, the Company recognizes a portion of the revenue from the sales of its products upon delivery to the customer. The revenue allocated to the free period of maintenance services is deferred and recognized ratably over the period of performance.

The Company offers additional software maintenance service, on a fee basis, that entitles the purchasers of its products and AmbientNMS® software to post-contract customer support including help desk support, and unspecified updates and upgrades to its products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

The Company recognizes revenue from the sale of (i) hardware products and (ii) software bundled with hardware that is essential to the functionality of the hardware in accordance with revenue recognition for multiple element arrangements. The Company recognizes revenue in accordance with applicable industry specific software accounting guidance for (i) standalone sales of software products, (ii) related software maintenance renewals, and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3).  ASU 2009-13 eliminates the residual method and requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price ("BESP") of each element when a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 were effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011.

For hardware sales, we evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered items or item shall be considered a separate unit of accounting if it has standalone value to the customer and there are no customer-negotiated refunds or return rights.

We allocate the total arrangement consideration to each unit of accounting in a multiple-element arrangement based on its relative selling price, and include our bundled hardware and software component as one unit of accounting and the free period of maintenance as a separate unit of accounting.  The Company uses a hierarchy to determine the selling price to be used for allocating revenue to each of the deliverables. We determine the selling price for each deliverable using VSOE, if it exists or TPE if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our BESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of a deliverable based on the price at which we sell the deliverable on a standalone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement.  VSOE has been established for our software maintenance element The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis.  BESP has been established for our bundled hardware and software portion of the arrangement.

We have established an annual review process around VSOE, TPE and BESP. When establishing BESP the Company considers multiple factors including, but not limited to, the relative value of the features and functionality being delivered to the customer, and general pricing practices.  Based on our analysis of pricing stated in contractual arrangements for our hardware products in historical multiple-element transactions, we have concluded that we typically price our hardware and embedded software at the contractually agreed upon amounts.   Therefore, we have determined that, for our hardware and embedded software  for which VSOE or TPE is not available, our BESP is generally comprised of prices based on our contractually agreed upon rates.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of maintenance services for previously sold software, in accordance with industry specific software accounting guidance. For such multiple element software transactions, revenue is allocated to each element based on the residual method when VSOE has been established for the undelivered element.  If the Company cannot objectively determine the VSOE of any undelivered element included in such multiple-element arrangements, the Company defers revenue until VSOE is established for any remaining undelivered elements, or all elements are delivered and services have been performed.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2012 and 2011, the Company believed that no allowance was necessary.

At December 31, 2012 one customer accounted for substantially all of our of accounts receivable and at December 31, 2011 one customer accounted for 100% of our accounts receivable. See Note 12.

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

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of new software products and enhancements to existing software products have historically been expensed as incurred. After technological feasibility is established, additional development costs are capitalized.  As of December 31, 2012 and 2011 no software development costs have been capitalized as the costs incurred after establishing technological feasibility were not material.

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

The Company has adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and, disclosure.

WARRANTIES

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company’s current standard product warranty includes a one-year warranty period for defects in material and workmanship. The Company accrues a liability of approximately 0.5% of current communications node revenues for the estimated future costs of meeting its warranty obligation, based on the actual historical  return rate for repair of products within the one-year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. The Company continually monitors the rate of actual product returns for repair and the quality of its products including the quality of the products produced by its U.S.-based contract manufacturer in China.

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

The following table summarizes the activity of the Company’s warranty accrual for the years ended 2012 and 2011, respectively:

	December 31,
(in thousands)	2012	2011

Balance at beginning of period	$115	$-
Warranty costs accrued, net	110	115
Warranty costs incurred	(99)	-
Balance at end of period	$126	$115

The Company’s software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with these software product and service performance warranties, and as such the Company has not provided for any reserves for any such warranty liabilities in its operating results.

WARRANTS

Warrants (defined in Note 8) are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the statement of operations in each subsequent period. Fair value of the warrants is determined by management using a multiple scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date; the risk-free interest rates; the expected dividend rates; the remaining contractual terms of the warrants; the expected volatility of the price of the underlying common stock; and the probability of certain events occurring. The assumptions used in calculating the estimated fair value of the warrants represent management's best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the derivative and warrant liabilities and the change in their estimated fair values could be materially different.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.  The Company did not record an impairment charge in 2012 and 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and was effective for annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 which did not have a material effect on its financial position and results of operations.

 In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company will comply with the disclosure requirements of this guidance for the quarter ending March 31, 2013.

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures at fair value its assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The fair value of cash and cash equivilents approximate the carrying amount due to the short term maturities of these instruments.

The following table provides the assets and liabilities at fair value measured on a recurring basis as of December 31, 2012 and 2011:

(in thousands)
	December 31, 2012
	Total Carrying	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$12,070	$-	$12,070	$-
Total assets	12,070	-	12,070	-

Current liabilities:
Warrant liabilities	3	-	-	3
Total liabilitities	$3	$-	$-	$3

	December 31, 2011
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$17,622	$-	$17,622	$-
Total assets	17,622	-	17,622	-

Current liabilities:
Warrant liabilities	671	-	-	671
Total liabilitities	$671	$-	$-	$671

NOTE 4 – INVENTORY

At December 31, 2012 and 2011, inventory of approximately $575,000 and $1.5 million, respectively, consisted of shipments in transit, which represent the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011

Computers	$723	$654
Software	816	657
Machinery and equipment	1,433	975
Furniture and office equipment	288	248
	$3,260	$2,534
Less - accumulated depreciation	$(1,816)	$(1,285)
	$1,444	$1,249

The Company disposed of $43,000 of fully depreciated assets  during 2012.  Depreciation expense was approximately $574,000 and $458,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
(in thousands)	2012	2011

Accrued compensation and benefits	$628	$391
Accrued insurance premiums	237	-
Accrued professional services	93	16
Accrued freight	52	140
Accrued excise taxes	20	43
Other accrued liabilities	109	124
	$1,139	$714

During 2012, the Company renewed its directors’ and officers’ liability insurance policies which experienced significant increases in premiums. The Company elected to extend the payment terms of a significant portion of the insurance premiums with a third party. The principal amount extended was $267,000, of which approximately $237,000 in principal was outstanding at December 31, 2012. Payments including finance charges are payable monthly through September 2013, bearing an interest rate of 5.75% per annum.

NOTE 7 – WARRANTS

In July 2007, the Company entered into a Securities Purchase Agreement (the "July 2007 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $7.5 million (the “July  2007 Note”). The July 2007 Note had a term of three years and was scheduled to become due on July 31, 2010. The outstanding principal amount of the July 2007 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $7.50 per share, subject to certain adjustments. The July 2007 Note was secured by substantially all of the assets of the Company. In January 2010, the July 2007 Note was converted into 5.0 million shares of common stock. Pursuant to the July 2007 Purchase Agreement, the Company issued to Vicis warrants to purchase 1.5 million shares of common stock, exercisable through July 31, 2012, at original exercise prices between $6.00 and $7.50 per share. All of these warrants were exercised in November 2008. In addition, the Company paid fees to a registered broker dealer of $570,000 and issued warrants to purchase up to 173,500 shares of the Company's common stock at an original per share exercise price of $7.50 (all of the warrants issued in connection with the July 2007 Note referred to as the “July 2007 Warrants”). As of December 31, 2012 none of these warrants were outstanding.

In November 2007, the Company entered into a Securities Purchase Agreement (the "November 2007 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $2.5 million (the “November 2007 Note”). The November 2007 Note had a term of three years and was scheduled to become due on November 1, 2010. The outstanding principal amount of the November 2007 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $4.50 per share, subject to certain adjustments. The November 2007 Note was secured by substantially all of the assets of the Company. In January 2010, the November 2007 Note was converted into approximately 1.7 million shares of common stock. Pursuant to the November 2007 Purchase Agreement, the Company issued to Vicis warrants to purchase 833,333 shares of common stock, exercisable through October 31, 2012, at original exercise prices between $4.50 and $5.00 per share. All of these warrants were exercised in November 2008. In addition, the Company issued to a registered broker dealer warrants to purchase up to 116,667 shares of the Company's common stock at an original per share exercise price of $4.50 (all of the warrants issued in connection with the November 2007 Note referred to as the “November 2007 Warrants”). As of December 31, 2012 none of these warrants were outstanding.

In January 2008, the Company entered into a Securities Purchase Agreement (the "January 2008 Purchase Agreement") with Vicis, pursuant to which Vicis purchased the Company’s Secured Convertible Promissory Note in aggregate principal amount of $2.5 million (the “January 2008 Note”). The January 2008 Note had a term of three years and was scheduled to become due on January 15, 2011. The outstanding principal amount of the January 2008 Note was convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $3.50 per share, subject to certain adjustments. The January 2008 Note was secured by substantially all of the assets of the Company. In August 2009, the January 2008 Note was converted into approximately 1.7 million shares of common stock. Pursuant to the January 2008 Purchase Agreement, the Company issued to Vicis warrants to purchase 1.1 million shares of common stock, exercisable through January 15, 2013, at an original exercise price of $3.50 per share. All of these warrants were exercised in November 2008. In addition, the Company issued to a registered broker dealer warrants to purchase up to 150,000 shares of the Company's common stock at an original per share exercise price of $3.50 (all of the warrants issued in connection with the January 2008 Note referred to as the “January 2008 Warrants”). As of December 31, 2012, approximately 134,000 of these warrants were outstanding.

In November 2009, the Company and Vicis entered into an agreement (“2009 Escrow Agreement”), which was subsequently amended in January 2010, pursuant to which Vicis deposited into an escrow account $8.0 million to be drawn upon, from time to time, as the Company’s cash balances fell below $1.5 million (the ‘‘Cash Balance Condition Precedent”). The Company was entitled to receive $500,000 from the account in consideration of which the Company would issue to Vicis 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock. Between January and December 2010, we completed six draw-downs in the amount of the $3.0 million and issued 300,000 shares of our common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $25.00 per share. In November 2012, as a result of the impact of super-storm Sandy, the Board of Directors approved a 30-day extension of the then outstanding portion of these warrants to give holders some additional time to exercise their warrants. The modification of the expiration date of these warrants resulted in a charge of approximately $24,000, representing the change in fair value of the warrants at the time of the modification. All of these remaining warrants expired by the end of 2012.

On December 30, 2010, the Company and Vicis further amended the 2009 Escrow Agreement (“Second Amendment”) pursuant to which Vicis allowed us to draw the remaining $5.0 million in the escrow account, despite the fact that the Cash Balance Condition Precedent had not been met. In consideration of the Second Amendment and drawdown of the $5.0 million in escrow, the Company issued to Vicis 500,000 shares of common stock as well as warrants to purchase, over a two year period from the date of issuance, an additional 500,000 shares of common stock with an exercise price of $20.00 per share. All of these warrants expired during 2012.

The following table summarizes warrant activity during the year ended December 31, 2012:

		Weighted
		Average
		Exercise
	Warrants	Price

Warrants outstanding, December 31, 2011	1,123,484	$16.61
Exercised	(106,228)	3.50
Expired	(883,327)	23.01

Warrants outstanding, December 31, 2012	133,929	$3.50

The following table summarizes the warrants outstanding as of December 31, 2012 and 2011, respectively:

		December 31,
Exercise Price		2012	2011

	$3.50	133,929	315,984
	$7.50	-	7,500
	$20.00	-	500,000
	$25.00	-	300,000
		133,929	1,123,484

Weighted average exercise price		$3.50	$16.61

Vicis warrants		8,000	955,033
Weighted average exercise price		$3.50	$18.89

NOTE 8 – WARRANT LIABILITIES

In connection with certain historical financing transactions described in Note 7,the Company issued warrants to purchase common stock (collectively, the “Warrants”) which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature common with such warrants. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations.

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

The assumptions used by the Company to determine fair value for the Warrants are summarized in the following tables:

	December 31,
	2012	2011

Risk free interest rate	0.9%-1.50%	1.7%
Expected life (yrs)	0.1-0.3	0.1-1.3
Expected volatility	60.2%-62.3%	62.3%
Dividend yield	0%	0%
Underlying stock price	$3.01	$4.63

The Company currently has no history or expectation of paying cash dividends on its common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of the stock prices of a peer group of publicly-traded companies for a period that approximates the expected life of the warrants. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the remaining term of the warrants.

The following table summarizes the changes in the estimated fair value of the warrants for the years ended December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
(in thousands)

Balance at beginning of period	$671	$4,353
Mark-to-market adjustment	(253)	(3,306)
Exercise and expiration of warrants	(415)	(376)
Balance at end of period	$3	$671

NOTE 9 – STOCKHOLDERS' EQUITY

The Company has two classes of capital stock: common and preferred. As of December 31, 2012, the Company had 100,000,000 shares of common stock authorized and 5,000,000 shares of preferred stock authorized, both at $0.001 par value per share. Currently, the terms of the authorized preferred stock have not been established.

On July 18, 2011, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation effecting a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-100 shares (the “Reverse Split”).  The Certificate of Amendment provided that each 100 outstanding shares of the Company’s common stock would be exchanged and combined, automatically, without further action, into one share of common stock. Following the implementation of the Reverse Split, the number of authorized shares of common stock that we are authorized to issue from time to time is 100,000,000 shares. The Reverse Split became effective on July 18, 2011 and has been reflected in this Annual Report on Form 10-K.  On August 3, 2011, the Company's common stock began to trade on the NASDAQ Capital Market under our new ticker symbol “AMBT.”

NOTE 10 – STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2012 and 2011:

(in thousands)	December 31,
	2012	2011

Cost of goods sold	$345	$357
Research and development	855	891
Selling, general and administrative expenses	1,327	2,274
Total stock-based compensation	$2,527	$3,522

Stock Incentive Plans

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. On August 15, 2011, the Board of Directors of the Company approved an amendment to the Company’s 2000 Incentive Plan to increase the number of shares of the Company’s common stock available for issuance under the 2000 Incentive Plan from 1,100,000 to 2,750,000 shares.  The Company may continue to grant equity incentives under this plan.

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

On June 7, 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”). The 2012 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, all as defined in the 2012 Stock Incentive Plan.  A total of 4,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan.

In addition to the options granted under the stock option plans discussed above (the "Plans”), the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements (referred to as “Non-plan” stock options).

The following table summarizes stock option activity during the year ended December 31, 2012:

				Weighted
				Average
				Exercise
	Plan	Non-plan	Total	Price

Options outstanding, December 31, 2011	2,733,707	15,000	2,748,707	$8.15
Granted	599,500	-	599,500	5.60
Exercised	(941)	-	(941)	4.68
Forfeited	(71,084)	-	(71,084)	14.70

Options outstanding, December 31, 2012	3,261,182	15,000	3,276,182	$7.55

Shares of Common Stock available for future
grant under the plans	4,238,818

There was no aggregate intrinsic value of the underlying stock options as of December 31, 2012.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Weighted Average			Options Exercisable
	Remaining			Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of price	Outstanding	Life (yrs)	Price	Exercisable	Price
$3.00 - $4.50	403,790	5.28	$3.69	387,457	$3.71
$4.62 - $7.50	2,155,409	8.38	6.42	841,978	6.45
$7.51 - $12.30	623,983	6.97	11.78	532,217	11.86
$15.00 - $20.00	78,500	1.96	19.62	78,125	19.64
$25.00 - $30.00	9,500	2.47	27.63	9,500	27.63
$50.00	5,000	1.55	50.00	5,000	50.00
$3.00 to $50.00	3,276,182	7.54	$7.55	1,854,277	$8.21

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2012	2011

Risk free interest rate	0.9%-1.50%	1.7%
Expected life (yrs)	5.6	5.1
Expected volatility	60.2%-62.3%	62.3%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$3.15	$2.94

The Company currently has no history or expectation of paying cash dividends on our common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of the stock prices of a peer group of publicly-traded companies for a period that approximates the expected life of its stock options. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. The expected term represents the weighted-average period the stock options are expected to remain outstanding. As of December 31, 2012, there was $3.0 million of unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted-average period of approximately 24 months.

 NOTE 11 – INCOME TAXES

Due to the Company’s loss from operations during the year ended December 31, 2012, no provision for income taxes was recorded. The provision for income taxes for the year ended December 31, 2011 was comprised of federal alternative minimum tax. The differences between the statutory United States federal income tax rate of 34% and the Company’s effective tax rate are as follows:

	2012	2011
Statutory tax rate	34%	34%
State tax net of federal benefit	5%	5%
Mark-to-market adjustment of warrant liability	3%	(11)%
Research and development tax credits	7%	(7)%
Valuation allowance	(49)%	(21)%
Alternative minimum tax	0%	2%
Effective federal tax rate	0%	2%

The components of the net deferred tax assets at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred Tax Assets:
Net operating loss and tax credit carry forwards	$6,188	$2,775
Stock based compensation	2,913	2,004
Capitalized patent costs, net of amortization	742	714
Other	153	117
Total deferred tax assets	9,996	5,610

Deferred Tax Liabilities:
Depreciation	(416)	(372)
Total deferred tax liabilities	(416)	(372)

Net deferred tax assets, before valuation allowance	9,580	5,238
Valuation allowance	(9,580)	(5,238)
Net deferred tax assets	$-	$-

The increase in the valuation allowance was due to increased net operating losses, the effects of accrued expenses and depreciation and amortization net of increases in stock based compensation. The increase is also due to a full valuation allowance being recognized against $1.7 million of deferred tax assets recorded in 2012 for U.S. federal and state tax credit carryforwards generated in earlier periods. This out-of-period adjustment has no impact on the Company's balance sheet, statement of operations, or statement of cash flows and is considered immaterial to the Company's current and prior period financial statements taken as a whole. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against the U.S net deferred tax assets since the Company believes that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

At December 31, 2012, the Company had available $71.7 million of net operating loss carry forwards, for U.S. income tax purposes which expire at various dates through 2031. The Company also has Massachusetts net operating loss carryforwards of approximately $11.0 million that expire at various dates through 2031. The Company also has federal and state research and development tax credit carryforwards of approximately $2.3 million that expire at various dates through 2021, as well as a federal alternative minimum tax credit carry forward of $0.2 million that can be carried forward indefinitely. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of these net operating loss carry forwards will expire and will not be available to use against future tax liabilities.

At December 31, 2011 and 2012, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2011 and 2012.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities.  Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination.

On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated the federal research and development tax credit with retroactive application to January 1, 2012, the tax effect of which will be recognized as a discrete event in the first quarter of 2013. The Company does not expect this discrete event to have a material impact on the 2013 financial statements.

 NOTE 12 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from Duke Energy, comprising substantially all of the Company’s revenues. This customer concentration increases the Company’s exposure to credit risk since the financial insolvency of this customer could have a significant impact on its liquidity and results of operations.

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

NOTE 13 – COMMITMENTS

The Company does not own any real property. The Company currently leases approximately 28,000 square feet of office space in Newton, Massachusetts. The Company’s leases expire on December 31, 2013.

Deferred rent represents the cumulative excess of the straight-lined rent expense over cash paid for rent.  As of December 31, 2012, deferred rent was fully amortized to rent expense. The minimum rental payments for 2013 are approximately $583,000. Rent expense for 2012 and 2011 was $498,000 and $348,000, respectively.

NOTE 14 – RETIREMENT PLANS

Effective January 1, 2012, the Company established a 401(k) plan for eligible employees. Under the provision of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit.  The Company’s 401(k) plan provides for a matching contribution of up to 4% of participating employee compensation. The Company's contribution for 2012 was approximately $341,000.

During the fiscal year 2011, the Company maintained a SIMPLE IRA plan for the benefit of its employees.   The Company made contributions to the plan in the amount of 3% of compensation, but such contributions could not exceed the amount of the employee's contribution. The Company's contribution for 2011 was approximately $123,000.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm to perform legal services from time to time.  One of the partners of the firm is a non-employee director of the Company.  Legal fees incurred with this firm amounted to approximately $179,000 and $394,000 for 2012 and 2011, respectively.

EXHIBIT INDEX

Exhibit Number	Description

3 .1
Restated Certificate of Incorporation of Ambient Corporation, as amended (filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2011, filed August 10, 2011).(1)

3 .2	Bylaws of Ambient Corporation (filed as Exhibit 3.2 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4 .1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4 .2	Common Stock Purchase Warrant (Series A) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .3	Common Stock Purchase Warrant (Series B) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .4	Common Stock Purchase Warrant (Series C) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed July 31, 2007).(1)
4 .5	Common Stock Purchase Warrant (Series D) (filed as Exhibit 4.3 to the Current Report of Ambient Corporation on Form 8-K, filed November 5, 2007).(1)
4 .6	Common Stock Purchase Warrant (Series E) (filed as Exhibit 4.2 to the Current Report of Ambient Corporation on Form 8-K, filed January 17, 2008).(1)
4 .7	Warrant issued as of April 23, 2008 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)
4 .8
Common Stock Purchase Warrant (Series G) (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .1	Ambient Corporation 2000 Equity Incentive Plan (filed as Appendix A to the Definitive Information Statement of Ambient Corporation on Schedule 14C, filed December 24, 2009).(1)+
10 .2	Ambient Corporation 2002 Non-Employee Directors Stock Option Plan (filed as Appendix B to the Definitive Information Statement of Ambient Corporation on Schedule 14C, filed December 24, 2009).(1)+
10 .3
Amended and Restated Employment Agreement effective as of December 30, 2008 between Ambient Corporation and John Joyce (filed as Exhibit 10.4 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10 .4
Amended and Restated Employment Agreement effective as of June 2, 2008 between Ambient Corporation and Ramdas Rao (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008).(1)+

10 .5
Employment Agreement effective as of August 4, 2011 between Ambient Corporation and Mark L. Fidler (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on August 8, 2011).(1)+

10 .6
Securities Purchase Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.8 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10 .7
Registration Rights Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.9 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10 .8
Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .9
Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .10
Security Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10 .11
Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .12
First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .13
First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10 .14
Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .15
Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .16
First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .17
Second Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.4 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10 .18
Securities Purchase Agreement dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10 .19
Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10 .20
Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed November 24, 2008).(1)

10 .21
Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .22
Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10 .23
Amendment to Securities Purchase Agreement dated as of January 15, 2010, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.26 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2009, filed March 31, 2010).(1)

10 .24
Commercial Deployment Agreement dated as of March 31, 2008 between Ambient Corporation and Duke Energy Carolinas, LLC (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2008, filed May 15, 2008). (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy).(1)

10 .25
Master Supply and Alliance Agreement dated as of February 17, 2009 between Ambient Corporation and Bel Fuse Inc. (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of the portion of this exhibit deleted from the filed copy) (filed as Exhibit 10.25 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)

10 .26
Product Sales, Services & Software Agreement between Ambient Corporation and Duke Energy business Services LLC on its own behalf and as agent for and on behalf of Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc, Duke Energy Ohio, Inc., Duke Energy Kentucky, Inc., and certain after acquired affiliates (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009). (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, the registrant has requested confidential treatment of portions of this exhibit deleted from the filed copy.)(1)

10 .27
Office Lease Agreement dated as of May 21, 2009, between Ambient Corporation and NS 7/57 Acquisition LLC (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2009, filed August 7, 2009).(1)

10.28	Ambient Corporation 2012 Stock Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
10.29	Ambient Corporation Management Incentive Bonus Plan (filed as Appendix B to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
14	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Current Report of Ambient Corporation on Form 8-K, filed August 2, 2011).(1)
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
31 .1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31 .2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS*	XBRL Instance Document
101 .SCH*	XBRL Taxonomy Extension Schema
101 .CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF*	XBRL Taxonomy Extension Definition Linkbase
101 .LAB*	XBRL Taxonomy Extension Label Linkbase
101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase
_______________
+	Management Agreement
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference