Form 10-Q
period 2013-03-31
AMBIENT CORP /NY
filed 2013-05-13
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

As of May 10, 2013, there were 16,664,553 shares of issuer's common stock, par value $0.001 per share, outstanding.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to retain and attract customers, particularly in light of our current dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue; expectations regarding our ability to reduce operating expenses as a result of streamlining operations;  anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,028	$13,314
Accounts receivable	99	2,287
Inventory	148	575
Prepaid expenses and other current assets	507	709
Total current assets	11,782	16,885

Property and equipment, net	1,332	1,444

Total assets	$13,114	$18,329

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$860	$2,842
Accrued expenses and other current liabilities	842	1,139
Deferred revenue	775	683
Accrued warranty	119	126
Warrant liability	-	3
Total current liabilities	2,596	4,793

Total liabilities	$2,596	$4,793

Stockholders' Equity:
Preferred stock, $0.001 par value;
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,664,553 shares issued and outstanding	17	17
Additional paid-in capital	240,778	240,340
Accumulated deficit	(230,277)	(226,821)
Total stockholders' equity	10,518	13,536

Total liabilities and stockholders' equity	$13,114	$18,329

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Total revenue	$4,981	$13,275
Cost of goods sold	2,939	7,482
Gross profit	2,042	5,793

Operating expenses:
Research and development expenses	3,262	3,346
Selling, general and administrative expenses	2,268	2,128
Write-off of deferred financing costs	-	389
Total operating expenses	5,530	5,863

Operating loss	(3,488)	(70)

Interest income	3	2
Interest expense	(2)	-
Mark-to-market adjustment of warrant liability	3	(189)
Other income	28	73
Total other income (loss)	32	(114)

Loss before taxes	(3,456)	(184)

Provision for income taxes	-	-

Net loss	$(3,456)	$(184)

Net loss per basic share	$(0.21)	$(0.01)
Net loss per diluted share	$(0.21)	$(0.01)

Weighted average shares used in computing basic net loss per share	16,665	16,570
Weighted average shares used in computing diluted net loss per share	16,665	16,570

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,456)	$(184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	164	117
Stock-based compensation	438	653
Write-off of deferred finance costs	-	389
Mark-to-market adjustment of warrant liability	(3)	189
Changes in operating assets and liabilities:
Accounts receivable	2,188	(1,259)
Inventory	427	797
Prepaid expenses and other current assets	202	127
Accounts payable	(2,007)	(655)
Accrued expenses and other current liabilities	(297)	384
Deferred revenue	92	123
Accrued warranty	(7)	-
Income taxes payable	-	(41)
Deferred rent	-	(24)
Net cash (used in) provided by operating activities	(2,259)	616

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27)	(48)
Net cash used in investing activities	(27)	(48)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	-	175
Net cash provided by financing activities	-	175

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,286)	743

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,314	17,965

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,028	$18,708

Non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$25	$18

Supplemental disclosures of cash flow information:
Interest paid	$2	$-
Income taxes paid	$-	$41

The accompanying notes are an integral part of these financial statements.

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 11, 2013.

The Company is a leading provider of a smart grid communications and applications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage the distribution network and individual smart grid applications. The Company’s innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

The Company’s long-standing relationship with Duke Energy, which the Company believes has one of the most forward-looking smart grid investment initiatives in North America, has been the primary source of the Company’s business.  In September 2009, the Company entered into a long-term agreement with Duke Energy through 2015 to supply Duke Energy with the Company’s Ambient Smart Grid® communications nodes and license the Company’s AmbientNMS® software.

On August 23, 2012, the Company established Ambient Corporation Europe Limited, its subsidiary based in the United Kingdom. The entity is wholly-owned and was established to serve as a Company sales office. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Since inception, the Company has funded its operations with proceeds from the sale of securities and, more recently, with revenue from sales of products. At March 31, 2013, the Company had working capital of $9.2 million, including cash and cash equivalents of $11.0 million.

The Company believes that its business plan will provide sufficient liquidity to fund its operating needs for the next 12 months. However, there are factors that can impact the Company’s ability continue to fund our operating needs, including:

●	The Company’s expectations regarding the continued favorable relationship with Duke Energy, which the Company expects will continue to be a substantial source of its revenue;

●	The Company’s ability to expand sales volume, which is highly dependent on the grid modernization plans of Duke Energy and other utilities;

●	The Company’s ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	The Company and its contract manufacturer’s ability to maintain manufacturing costs as expected; and

●
The Company’s need for continued investment in operating activities in order to remain competitive or acquire other businesses and technologies in order to complement its products, expand the breadth of its business, enhance its technical capabilities or otherwise offer growth opportunities.

If the Company cannot effectively manage these factors, the Company may need to raise additional capital in order to fund its operating needs. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when required, its ability to grow or support its business and to respond to business challenges could be significantly limited, and the Company may be required to implement further spending reduction measures in order to preserve cash. As discussed in Note 13, the Company initiated a plan to reduce operating costs in May 2013.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. The guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company adopted ASU 2013-02 for the quarter ended March 31, 2013 and no disclosure was required.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table provides the assets and liabilities at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012:

(in thousands)
	March 31, 2013
	Total Carrying	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$9,434	$-	$9,434	$-
Total assets	9,434	-	9,434	-

Current liabilities:
Warrant liabilities	-	-	-	-
Total liabilities	$-	$-	$-	$-

	December 31, 2012
	Total Carrying	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$12,070	$-	$12,070	$-
Total assets	12,070	-	12,070	-

Current liabilities:
Warrant liabilities	3	-	-	3
Total liabilities	$3	$-	$-	$3

NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands)	March 31,
	2013	2012

Cost of goods sold	$86	$78
Research and development	142	229
Selling, general and administrative expenses	210	346
Total stock-based compensation	$438	$653

NOTE 5 - NET LOSS PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended March 31, 2013 and 2012.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Weighted average shares outstanding used to compute basic earnings per share	16,665	16,570

Effect of dilutive stock options and warrants	-	-

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,665	16,570

The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive.

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Stock options	3,274	2,498
Warrants	5	736
Total anti-dilutive shares	3,279	3,234

NOTE 6 - SALES AND CUSTOMER CONCENTRATION

Total revenue for the three months ended March 31, 2013 and 2012 was as follows:

(in thousands)	Three Months Ended March 31,
	2013	2012

Products	$4,575	$13,155
Software maintenance	406	120
Total revenue	$4,981	$13,275

Duke Energy accounted for substantially all of the product and software maintenance revenue for the 2013 and 2012 periods.

NOTE 7 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on the first-in-first-out (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At March 31, 2013 and December 31, 2012, inventory of $148,000 and $575,000, respectively, consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

NOTE 8 - PRODUCT WARRANTY

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company’s current standard product warranty includes a one- year warranty period for defects in material and workmanship. The Company accrues a liability for the estimated future costs of meeting its warranty obligation, based on the actual historical return rate for repair of products within the one year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. The Company continually monitors the rate of actual product returns for repair and the quality of its products, including the quality of the products produced by its U.S.-based contract manufacturer in China.

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

The following table summarizes the activity of the Company’s warranty accrual as of March 31, 2013 and the year ended December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012

Balance at beginning of period	$126	$115
Warranty costs accrued	7	110
Warranty costs incurred	(14)	(99)
Balance at end of period	$119	$126

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in thousands)	2013	2012

Accrued compensation and benefits	$509	$628
Accrued insurance premiums	148	237
Accrued professional services	120	93
Accrued freight	-	52
Accrued excise taxes	11	20
Other accrued liabilities	54	109
	$842	$1,139

During 2012, the Company renewed its directors’ and officers’ liability insurance policies which experienced significant increases in premiums. The Company elected to extend the payment terms of a significant portion of the insurance premiums with a third party. The principal amount extended was $267,000, of which $237,000 and $148,000 in principal was outstanding at December 31, 2012 and March 31, 2013 respectively. Payments including finance charges are payable monthly through September 2013, bearing an interest rate of 5.75% per annum.

NOTE 10 - INCOME TAXES

Due to the Company’s loss from operations during the quarter ended March 31, 2013 and for the year ended December 31, 2012, no provision for income taxes was recorded.

NOTE 11- WARRANT LIABILITIES

In connection with issuing securities associated with certain historical financing transactions, we issued warrants which have been classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s statement of operations and comprehensive income. As such, we recorded a gain of $3,000 and a loss of $189,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, warrant liabilities totaled zero and $3,000, respectively.

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

The assumptions used by the Company to determine fair value for the warrants as of March 31, 2013 and December 31, 2012 are summarized in the following tables:

	March 31,	December 31,
	2013	2012

Risk free interest rate	0.99%	0.9%-1.50%
Expected life (yrs)	0.1	0.1-0.3
Expected volatility	59.1%	60.2-62.3%
Dividend yield	0%	0%
Underlying stock price	$2.45	$3.01

The following table summarizes the changes in the estimated fair value of our warrant liabilities as of March 31, 2013 and for the year ended December 31, 2012:

	March 31,	December 31,
(in thousands)	2013	2012

Balance at beginning of period	$3	$671
Mark-to-market adjustment	(3)	(253)
Exercise of warrants	-	(415)
Balance at end of period	$-	$3

NOTE 12 - STOCKHOLDERS' EQUITY

Stock Options

For the three months ended March 31, 2013, the Company issued a total of 14,000 stock options from its 2012 Stock Incentive Plan at exercise prices between $2.61 and $2.84 per share, and the Company issued a total of 50,000 stock options from its 2000 Equity Incentive Plan at an exercise price of $2.67 per share.

Warrants

As of March 31, 2013, the Company had 5,000 warrants outstanding with a weighted average exercise price of $3.50 per share, of which 500 are held by Vicis Master Capital Fund with a weighted average exercise price of $3.50 per share. A total of 128,929 unexercised warrants expired during the three months ended March 31, 2013. All of the outstanding warrants as of March 31, 2013 expire in April 2013.

NOTE 13 - SUBSEQUENT EVENTS

On May 8, 2013, due to general market conditions and the Company’s expectation of a significant decrease in revenues for fiscal year 2013, the Company implemented a plan to reduce operating expenses primarily through a reduction in its workforce and compensation reductions for senior management. After careful consideration of industry trends and the Company’s expectations of communications and applications needs within the global smart grid market, the Company believes it can focus more strategically on its research and development efforts, requiring fewer employees, and at the same time recognizing the need to preserve its liquidity. As a result of this initiative, the Company expects total restructuring costs to be approximately $350,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs are expected to be incurred in the quarter ending June 30, 2013.

On May 8, 2013, the Company announced the resignation of Mark Fidler, Chief Financial Officer. The Company also announced the appointment of Stacey Fitzgerald as its Chief Financial Officer effective May 8, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed on March 11, 2013.

OVERVIEW

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

The Ambient Smart Grid products and services include communications nodes; a network management system, AmbientNMS ®; integrated applications; and maintenance and consulting services. The communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our marquee customer, has deployed to date approximately 135,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes, in the fourth generation of development, also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to fill this void.

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

Our business success in the immediate future will depend largely on our ability to execute on our agreement with Duke Energy and its continual expansion of its existing deployments, as well as our ability to successfully expand our customer base. We anticipate that we will continue to work with Duke Energy and continue to support its grid-modernization programs.  Nevertheless, we recognize Duke Energy could alter its vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 TO THE THREE MONTHS ENDED MARCH 31, 2012

Total Revenue. Total revenue for the three months ended March 31, 2013 was $5.0 million, representing a decrease of 62% from $13.3 million for the same period in 2012. The decrease in revenue year over year was primarily attributable to the near completion by the Company's largest customer of its grid modernization project in Ohio.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2013 was $2.9 million, representing a decrease of 61% from $7.5 million for the corresponding period in 2012. The decrease in cost of goods sold was primarily due to the decrease in sales volume.

Gross Profit. Gross profit for the three months ended March 31, 2013 was $2.0 million, representing a decrease of $3.8 million from $5.8 million for the corresponding period in 2012. Our overall gross margin for the three months ended March 31, 2013 and 2012 was 41% and 44% respectively. The decline in gross margin was primarily due to the lower sales volume.

        Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 were $3.3 million, representing a decrease of $84,000 from $3.3 million for the corresponding period in 2012. Research and development expenses decreased slightly as a result of reduced costs incurred on the development of our product line. In addition, as part of our effort to reduce our operating expenses discussed below, we expect that research and development expenses will decline during 2013 as we focus our development efforts on more identified opportunities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2013 were $2.3 million, representing an increase of $140,000 from $2.1 million for the corresponding period in 2012. The increase in selling, general and administrative expenses was primarily due to increased personnel and related costs associated with efforts to market the Ambient Smart Grid® communications platform. In addition, as part of our effort to reduce our operating expenses discussed below, we expect that selling, general and administration expenses will decline during 2013 as we improve our efficiency and take into account market conditions.

Write-off of Deferred Financing Costs. In August 2011, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed public offering of our common stock, for which we had incurred approximately $389,000 in expenses as of December 31, 2011. Such costs were capitalized and were to be charged to additional paid-in capital upon completion of our proposed public offering. In April 2012, we voluntarily filed an application with the Securities and Exchange Commission requesting the withdrawal of such registration statement. We requested withdrawal of the registration statement based on then current market conditions and management’s ensuing determination to not proceed with the contemplated offering at that time. Accordingly, previously capitalized deferred financing costs of approximately $389,000 were written off during the three months ended March 31, 2012.

Interest Income. Interest income for the three months ended March 31, 2013 was $3,000 compared to $2,000 for the corresponding period in 2012

Interest Expense. Interest expense for the three months ended March 31, 2013 was $2,000 compared to zero for the corresponding period in 2012. Interest expense represents finance charges related to the Company extending payment terms of a significant portion of its directors' and officers' liability insurance premiums with a third party.

Mark-to-Market Adjustment of Warrant Liability. Changes in the fair value of warrant liabilities resulted in a net gain of $3,000 and a net loss of $189,000 for the three months ended March 31, 2013 and 2012, respectively.

Other Income. Other income for 2013 was $28,000 compared to $73,000 for the corresponding period in 2012, primarily representing the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products. At March 31, 2013, we had working capital of $9.2 million, including cash and cash equivalents of $11.0 million.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2013 as compared to net cash provided by operating activities of $616,000 for the same period in 2012. Cash used in operating activities for the three months ended March 31, 2013 was primarily due to a net loss of $3.5 million (offset by stock-based compensation expense of $438,000) and an increase in working capital accounts of $598,000.

Net cash used in investing activities for the three months ended March 31, 2013 was $27,000 as compared to $48,000 for the same period in 2012. Net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2013 was zero as compared to net cash provided by financing activities of  $175,000 for the same period in 2012 which consisted primarily of proceeds from exercises of warrants.

On May 8, 2013, due to general market conditions and the Company’s expectation of a significant decrease in revenues for fiscal year 2013, the Company implemented a plan to reduce operating expenses primarily through a reduction in its workforce and compensation reductions for senior management. After careful consideration of industry trends and the Company’s expectations of communications and applications needs within the global smart grid market, the Company believes it can focus more strategically on its research and development efforts, requiring fewer employees, and at the same time recognizing the need to preserve its liquidity. As a result of this initiative, the Company expects total restructuring costs to be approximately $350,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs are expected to be incurred in the quarter ending June 30, 2013.

We believe that our business plan will provide sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability continue to fund our operating needs, including:

●	Our expectations regarding the continued favorable relationship with Duke Energy, which we expect will continue to be a substantial source of our revenue;

●	Our ability to expand sales volume, which is highly dependent on the grid modernization plans of Duke Energy and other utilities;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our and our contract manufacturer’s ability to maintain manufacturing costs as expected; and

●
Our need to continue to invest in operating activities in order to remain competitive or acquire other businesses and technologies in order to complement our products, expand the breadth of our business, enhance our technical capabilities or otherwise offer growth opportunities.

If we cannot effectively manage these factors, we may need to raise additional capital in order to fund our operating needs. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited, and we may be required to implement further spending reduction measures in order to preserve cash.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Cost Reduction Measures

        On May 8, 2013, due to general market conditions and the Company’s expectation of a significant decrease in revenues for fiscal year 2013, the Company implemented a plan to reduce operating expenses primarily through a reduction in its workforce and compensation reductions for senior management. After careful consideration of industry trends and the Company’s expectations of communications and applications needs within the global smart grid market, the Company believes it can focus more strategically on its development efforts, requiring fewer employees, and at the same time recognizing the need to preserve its liquidity. As a result of this initiative, the Company expects total restructuring costs to be approximately $350,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs are expected to be incurred in the quarter ending June 30, 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement entered into as of June 2, 2008, between Michael Quarella and Ambient Corporation+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Ambient Corporation dated May 13, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
__________
+	Management agreement
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

AMBIENT CORPORATION
(Registrant)

By:	/s/ John J. Joyce	By:	/s/ Stacey M. Fitzgerald
	John J. Joyce,		Stacey M. Fitzgerald,
	President and Chief Executive Officer		Vice President, Chief Financial Officer and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer and Principal Accounting Officer)

Date:	May 13, 2013	Date:	May 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment agreement entered into as of June 2, 2008, between Michael Quarella and Ambient Corporation+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Ambient Corporation dated May 13, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
____________
+	Management agreement
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.