Form 10-Q
period 2013-09-30
AMBIENT CORP /NY
filed 2013-11-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of November 13, 2013, there were 16,719,286  shares of issuer's common stock, par value $0.001 per share, outstanding.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to continue as a going concern, our ability to secure additional financing or defer expenditures, our ability to retain and attract customers, particularly in light of our current dependence on a single customer for substantially all of our revenue; our anticipated cash needs and our estimates regarding our capital requirements; our expectations regarding our expenses and revenue; expectations regarding our ability to reduce operating expenses as a result of streamlining operations;  anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; and our anticipated growth strategies. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,561	$13,314
Accounts receivable	721	2,287
Inventory	465	575
Prepaid expenses and other current assets	647	709
Total current assets	6,394	16,885

Property and equipment, net	1,078	1,444

Total assets	$7,472	$18,329

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,434	$2,842
Accrued expenses and other current liabilities	635	1,139
Deferred revenue	1,337	683
Accrued warranty	75	126
Warrant liability	-	3
Total current liabilities	3,481	4,793

Total liabilities	$3,481	$4,793

Stockholders' Equity:
Preferred stock, $0.001 par value;
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,664,553 shares issued and outstanding	17	17
Additional paid-in capital	242,555	240,340
Accumulated deficit	(238,581)	(226,821)
Total stockholders' equity	3,991	13,536

Total liabilities and stockholders' equity	$7,472	$18,329

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenue	$3,502	$10,038	$10,483	$33,269
Cost of goods sold	1,777	5,810	5,896	18,944
Gross profit	1,725	4,228	4,587	14,325

Operating expenses:
Research and development expenses	2,869	3,928	9,292	10,882
Selling, general and administrative expenses	2,151	2,870	6,711	7,111
Write-off of deferred financing costs	-	-	-	389
Restructuring costs	-	-	341	-
Total operating expenses	5,020	6,798	16,344	18,382

Operating loss	(3,295)	(2,570)	(11,757)	(4,057)

Interest income	1	3	7	7
Interest expense	(1)	-	(6)	-
Mark-to-market adjustment of warrant liability	-	120	3	111
Other (expense)/income	(64)	7	(7)	171
Total other (expenses) income	(64)	130	(3)	289

Loss before taxes	(3,359)	(2,440)	(11,760)	(3,768)

Net loss	$(3,359)	$(2,440)	$(11,760)	$(3,768)

Net loss per basic share	$(0.20)	$(0.15)	$(0.70)	$(0.23)
Net loss per diluted share	$(0.20)	$(0.15)	$(0.70)	$(0.23)

Weighted average shares used in computing basic net loss per share	16,665	16,650	16,665	16,612
Weighted average shares used in computing diluted net loss per share	16,665	16,650	16,665	16,612

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,760)	$(3,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	414
Stock-based compensation	2,215	1,988
Write-off of deferred finance costs	-	389
Mark-to-market adjustment of warrant liability	(3)	(111)
Changes in operating assets and liabilities:
Accounts receivable	1,566	(2,464)
Inventory	110	1,132
Prepaid expenses and other current assets	62	225
Accounts payable	(1,415)	(1,236)
Accrued expenses and other current liabilities	(504)	836
Deferred revenue	654	171
Accrued warranty	(51)	(3)
Income taxes payable	-	(41)
Deferred rent	-	(99)
Net cash used in provided by operating activities	(8,684)	(2,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(69)	(479)
Net cash used in investing activities	(69)	(479)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock	-	4
Proceeds from exercise of warrants	-	369
Net cash provided by financing activities	-	373

DECREASE IN CASH AND CASH EQUIVALENTS	(8,753)	(2,673)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,314	17,965

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,561	$15,292

	-

Non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$7	-

Supplemental disclosures of cash flow information:
Interest paid	$6	$-
Income taxes paid	$-	$-

AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 11, 2013.

The Company is a leading provider of a smart grid communications and applications platform that enables utilities to effectively deploy, integrate and communicate with multiple smart grid applications within the electric power distribution grid. The Ambient Smart Grid® communications platform, which includes hardware, software and firmware, provides the network platform to effectively manage the distribution network and individual smart grid applications. The Company’s innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel, on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

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

 Liquidity Risk and Management Plan

Since inception, the Company has funded its operations with proceeds from the sale of securities and, from 2010, with revenue from sales of products.  Since the beginning of 2012, the Company has experienced a decrease in revenue, negative cash flows from operations and a net loss. The Company had a net loss of $11.8 million and negative cash flows from operations of $8.7 million for the nine months ended September 30, 2013. At September 30, 2013, the Company had working capital of $2.9 million, including cash and cash equivalents of $4.6 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In an effort to preserve working capital, the Company implemented a series of restructuring measures during the past several months. On May 8, 2013, the Company implemented and completed an initial restructuring to reduce its cost structure. In a further effort to address expected operating capital shortfall, on October 29, 2013, additional cost cutting and restructuring measures were implemented (discussed in more detail in Note 13).  Additionally, in August 2013, the Company entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), the Company’s majority stockholder (see Note 14), pursuant to which the Company has  access to up to $5 million in available credit, all of which becomes due on June 30, 2014.

The Company believes that its current cash resources, together with the Vicis credit line referred to above, will allow it to meet its current working capital requirements through June 2014.  However, without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern through September 30, 2014.

However, there are factors that can impact the Company’s ability to continue to fund its operating needs through such date, including:

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

If management cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers, the Company will need to raise additional capital to support its business. Except for the Vicis credit facility discussed in Note 14, the Company has no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company,  the Company will not have the cash resources to continue as a going concern through September 31, 2014.

In addition, if the Company does not have available cash from revenues or additional financing by June 30, 2014, it will not have sufficient cash flow to meet its working capital needs and would be unable to repay amounts due under the Vicis credit facility, if any, when due, which would have a material adverse impact on its business and operations. While the Company will actively seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. The “going concern” qualification may make it more difficult for the Company to raise funds if and when needed.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income.” The guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance was effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company adopted ASU 2013-02 for the quarter ended March 31, 2013, and no disclosure was required.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted, and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2013, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, shall be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The guidance is effective for the Company for annual and interim periods beginning after December 15, 2013. The adoption of the provisions of ASU 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table provides the assets and liabilities at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012:

(in thousands)
	September 30, 2013
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$4,132	$-	$4,132
Total assets	4,132	-	4,132	-

Current liabilities:
Warrant liabilities	-	-	-	-
Total liabilities	$-	$-	$-	$-

	December 31, 2012
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$12,070	$-	$12,070	$-
Total assets	12,070	-	12,070	-

Current liabilities:
Warrant liabilities	3	-	-	3
Total liabilities	$3	$-	$-	$3

NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of goods sold	$82	$88	$211	$238
Research and development	629	239	1,042	678
Selling, general and administrative expenses	511	389	962	1,072
Total stock-based compensation	$1,222	$716	$2,215	$1,988

NOTE 5 - NET LOSS PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Weighted average shares outstanding used to compute basic earnings per share	16,665	16,650	16,665	16,612

Effect of dilutive stock options and warrants	-	-	-	-

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,665	16,650	16,665	16,612

The following securities have been excluded from the calculation of net income (loss) per share, as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Stock options & restricted stock units	3,142	2,418	2,881	1,971
Warrants	-	587	-	593
Total anti-dilutive shares	3,142	3,005	2,881	2,564

NOTE 6 - SALES AND CUSTOMER CONCENTRATION

Total revenue for the three and nine months ended September 30, 2013 and 2012 was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Products	$3,094	$9,680	$9,669	$32,277
Software maintenance	408	358	814	992
Total revenue	$3,502	$10,038	$10,483	$33,269

Duke Energy accounted for substantially all of the product and software maintenance revenue for the 2013 and 2012 periods.

NOTE 7 - INVENTORY

Inventory is valued at the lower of cost or market and is determined on the first-in-first-out (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At September 30, 2013, and December 31, 2012, inventory of $465,000 and $575,000, respectively. Inventory as of September 30, 2013, consisted of finished goods and inventory as of December 31, 2012, primarily consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. The value of inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

The following table summarizes the activity of the Company’s warranty accrual for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	September 30,	December 31,
(in thousands)	2013	2012

Balance at beginning of period	$126	$115
Warranty costs accrued, net	15	110
Warranty costs incurred	(66)	(99)
Balance at end of period	$75	$126

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(in thousands)	2013	2012

Accrued compensation and benefits	$393	$628
Accrued inventory	63	-
Accrued insurance premiums	-	237
Accrued professional services	77	93
Accrued freight	-	52
Accrued excise taxes	11	20
Other accrued liabilities	91	109
	$635	$1,139

During 2012, the Company renewed its directors’ and officers’ liability insurance policies which experienced significant increases in premiums. The Company elected to extend the payment terms of a significant portion of the insurance premiums with a third party. The principal amount extended was $267,000, of which $0 and $237,000 in principal was outstanding at September 30, 2013 and December 31, 2012 respectively. Payments including finance charges were payable monthly through September 2013, bearing an interest rate of 5.75% per annum.

NOTE 10 - INCOME TAXES

Due to the Company’s loss from operations for the nine months ended September 30, 2013, and for the year ended December 31, 2012, the Company has not recorded a provision for income taxes and has recorded a full valuation allowance against its net deferred tax assets due to a history of accumulated losses.

NOTE 11- WARRANT LIABILITIES

      In connection with issuing securities associated with certain historical financing transactions, the Company issued warrants which were classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s consolidated statement of operations.  As such, the Company recorded a gain of $3,000 and $111,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The assumptions used by the Company to determine fair value for the warrants as of December 31, 2012, are summarized in the following table:

December 31,
2012

Risk free interest rate	0.9-1.5%
Expected life (yrs)	0.1-0.3
Expected volatility	60.2-62.3%
Dividend yield	0%
Underlying stock price	$3.01

The following table summarizes the changes in the estimated fair value of our warrant liabilities for the nine months ended September 30, 2013, and for the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
(in thousands)

Balance at beginning of period	$3	$671
Mark-to-market adjustment	(3)	(253)
Exercise and expiration of warrants	-	(415)
Balance at end of period	$-	$3

NOTE 12 - STOCKHOLDERS' EQUITY

Stock Options

For the nine months ended September 30, 2013, the Company issued a total of 44,000 stock options from its 2012 Stock Incentive Plan at exercise prices between $2.37 and $2.89 per share, and the Company issued a total of 50,000 stock options from its 2000 Equity Incentive Plan at an exercise price of $2.67 per share.

Warrants

As of September 30, 2013, the Company had no warrants outstanding.  A total of 133,929 unexercised warrants expired during the nine months ended September 30, 2013.

Restricted Stock Units

For the nine months ended September 30, 2013, the Company issued approximately 1.5 million restricted stock units to all employees of the Company.  The restricted stock units awarded are scheduled to vest over approximately twelve months from the date of grant, with the first installment vesting on November 1, 2013 and subsequent installments vesting through July 15, 2014, provided that the employee is then employed by the Company as of the applicable vesting date. Generally, unvested portions of the awards are to immediately vest if there is a change of control.

NOTE 13 – RESTRUCTURING

On May 8, 2013, due to general market conditions and the Company’s expectation of a significant decrease in revenues for fiscal year 2013, the Company implemented a plan to reduce operating expenses primarily through a reduction in its workforce of 26 employees and compensation reductions for senior management.  As a result of this initiative, the Company incurred and recorded total restructuring costs of $341,000 primarily representing the cost of severance payments to impacted employees. These restructuring costs were all incurred and paid during the three months ended June 30, 2013.

In a further effort to address continuing expected operating cash shortfall, on October 29, 2013, the Company implemented and completed a plan to reduce operating expenses primarily through a further reduction in its workforce. These measures are in line with the initial restructuring implemented in May 2013 for the purpose of reducing operating expenses. The Company believes that the recent measures will allow it to continue with its development efforts while preserving liquidity. As a result of these measures, the Company expects total restructuring costs to be approximately $94,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs are expected to be incurred in the quarter ending December 31, 2013.

NOTE 14 - LINE OF CREDIT

On August 12, 2013, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Vicis, the Company's majority stockholder, pursuant to which Vicis furnished to the Company access to a $5.0 million credit line. Pursuant to the Note Purchase Agreement, if the Company’s cash resources fall below $500,000, the Company is entitled to receive $500,000 from Vicis, in consideration of which, it will issue to Vicis, a  promissory note (each a “Note” and collectively the “Notes”) in the principal amount of $500,000.  Ambient may draw down on the facility as needed until the entire $5.0 million is exhausted. The arrangement terminates on June 30, 2014, unless the parties elect to extend it by mutual agreement.

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

In connection with the transaction, the Company also entered into a Security Agreement, dated as of August 12, 2013, with Vicis pursuant to which payment of amounts under the Notes is secured by all assets of the Company, including its intellectual property.

NOTE 15 – SUBSEQUENT EVENTS

On November 5, 2013, the Company announced the resignation of Stacey Fitzgerald from the position of Chief Financial Officer. The Company’s Chief Executive Officer assumed the duties of principal financial and accounting officer on an interim basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2012, that was filed on March 11, 2013.

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

The Ambient Smart Grid® products and services include communications nodes; a network management system, AmbientNMS ®; integrated applications; and maintenance and consulting services. The communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors that receive signals from other networked devices, enabling smart grid applications. Duke Energy, our marquee customer, has deployed to date approximately 141,000 of our communications nodes that receive data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Furthermore, our communications nodes, in the fourth generation of development, also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs and improves overall power management efficiencies. We believe that, to date, no other single solution or technology has provided the necessary flexibility in a cost-effective manner, enabling a comprehensive digital communications platform while leveraging standards-based technologies. We developed our communications platform to fill this void.

Our long-standing relationship with Duke Energy, which we believe has one of the most forward-looking smart grid initiatives in North America, has been the source of substantially all of our revenue since 2008. In September 2009, we entered into a long-term agreement with Duke Energy to supply the utility with our Ambient Smart Grid ® communications platform and license our AmbientNMS ® through 2015.

We intend to leverage our success with our marquee customer to secure additional customers in the global utility marketplace. As a result of our increased marketing and sales activities, we have engaged in discussions with several utilities, and we are in active discussions regarding potential target and pilot programs utilizing our technology to address specific challenges and issues of individual utilities and distribution companies.

Our business success in the immediate future will depend largely on our ability to secure additional financing and to execute on our agreement with Duke Energy and its continual expansion of its existing deployments, as well as our ability to successfully expand our customer base. We anticipate that we will continue to work with Duke Energy and continue to support its grid-modernization programs.  Nevertheless, we recognize Duke Energy could alter its vision regarding the common communications infrastructure, determine that a competing company offers a more desirable product, or slow its deployments indefinitely, significantly affecting our prospects and outlook.

Since inception, we have funded our operations with proceeds from the sale of securities and from 2010,with revenue from sales of products.  Since the beginning of 2012, we have experienced a decrease in revenue, negative cash flows from operations and a net loss. We had a net loss of $11.8 million and negative cash flows from operations of $8.7 million for the nine months ended September 30, 2013. In an effort to preserve cash, on May 8, 2013, we implemented a restructuring to reduce our cost structure. In an effort to address expected operating cash shortfall, on October 29, 2013, we implemented additional restructuring measures (discussed in more detail in Note 13).

At September 30, 2013, we had working capital of $2.9 million, including cash and cash equivalents of $4.6 million.  In August 2013, we entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), our majority stockholder (see Note 14).  The financing provides up to $5 million in available credit, all of which becomes due on June 30, 2014.  Management believes that its currently available cash resources together with the financing arrangement entered into with Vicis, the restructuring that was implemented in May and October 2013 (discussed in Note 13), and anticipated revenue will provide sufficient liquidity to fund the Company’s operating needs through June 30, 2014, the date any borrowing under the Vicis facility will become due and payable. While the Company will actively seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. However, without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern through September 30, 2014.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013, TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Total Revenue. Total revenue for the three months ended September 30, 2013 was $3.5 million, representing a decrease of 65% from $10.0 million for the same period in 2012. Total revenue for the nine months ended September 30, 2013 was approximately $10.5 million, representing a decrease of approximately 68% from approximately $33.3 million for the same period in 2012.  The decrease in total revenue during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 was attributable primarily to the near completion by the Company's primary customer of its grid modernization project in Ohio.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2013 was $1.8 million, representing a decrease of 69% from $5.9 million for the corresponding period in 2012.  Total cost of goods sold for the nine months ended September 30, 2013 was approximately $5.8 million, representing a decrease of 69% from approximately $18.9 million for the corresponding period in 2012.The decrease in cost of goods sold for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the decrease in sales volume.

Gross Profit. Gross profit for the three months ended September 30, 2013 was $1.7 million, representing a decrease of $2.5 million from $4.2 million for the corresponding period in 2012.  Gross profit for the nine months ended September 30, 2013 was approximately $4.6 million, representing a decrease of $9.7 million from approximately $14.3 million for the corresponding period in 2012.  Our overall gross margin for the three and nine months ended September 30, 2013 was 49% and 44% compared to 42%  and 43%for the three and nine months ended September 30, 2012. The decline in gross profit was primarily due to the lower sales volume and the increase in gross margin was primarily due to the planned restructuring that was implemented on May 8, 2013.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2013 were $2.9 million, representing a decrease of $1.0 million from $3.9 million for the corresponding period in 2012. Research and development expenses for the nine months ended September 30, 2013 were approximately $9.3 million, representing a decrease of $1.6 million from approximately $10.9 million for the corresponding period in 2012.  The decrease in research and development expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the planned restructuring that was implemented on May 8, 2013.  The purpose of the restructuring was to reduce overall operating expenses, including research and development.   As a result of this restructuring, we expect that research and development expenses will continue to decline during 2013 as we focus our development efforts on specific revenue opportunities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 were $2.2 million, representing a decrease of $700,000 from $2.9 million for the corresponding period in 2012.  Selling, general and administrative expenses for the nine months ended September 30, 2013 were approximately $6.7 million, representing a decrease of approximately $400,000 from approximately $7.1 million for the corresponding period in 2012.  The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to the restructuring that was implemented in May 2013. As a result of our overall continuing effort to reduce our operating expenses, we expect that selling, general and administration expenses will decline during the remainder of 2013.

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

Interest Income. Interest income for the three months ended September 30, 2013 was $1,000 compared to $3,000 for the corresponding period in 2012.  Interest income for the nine months ended September 30, 2013 and 2012 was $7,000.

Interest Expense. Interest expense for the three months ended September 30 2013, was $1,000 compared to $0 for the corresponding period in 2012. Interest expense for the nine months ended September 30, 2013 was $6,000 compared to $0 for the corresponding period in 2012.  Interest expense represents finance charges related to our extending payment terms of a significant portion of our directors' and officers' liability insurance premiums with a third party.
Mark-to-Market Adjustment of Warrant Liability. Changes in the fair value of warrant liabilities resulted in a net gain of zero compared to a net gain of $120,000 for the three months ended September30, 2013 and 2012, respectively.  The decrease was due to all of the Company’s warrants expiring during the three months ended June 30, 2013.    Changes in the fair value of warrant liabilities resulted in a net gain of $3,000 compared to a net gain of $111,000 for the nine months ended September 30, 2013 and 2012, respectively.

Other Income. Other income for the three and nine months ended September 30, 2013 was a loss of $64,000 and $7,000, respectively, compared to a gain of $7,000 and $171,000 for the corresponding periods in 2012, primarily representing partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products. At September 30, 2013, we had working capital of $2.9 million, including cash and cash equivalents of $4.6 million.

Net cash used in operating activities was $8.7 million for the nine months ended September 30, 2013 as compared to net cash used in operating activities of $2.6 million for the same period in 2012. Cash used in operating activities for the nine months ended September 30, 2013 was primarily due to a net loss of $11.8 million, offset by non-cash expenses from stock-based compensation expense of $2.2 million and depreciation and amortization of $442,000 and an increase in working capital accounts of $422,000.

Net cash used in investing activities for the nine months ended September 30, 2013 was $69,000 compared to $479,000 for the same period in 2012. Net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $0 as compared to net cash provided by financing activities of $373,000 for the same period in 2012 which consisted primarily of proceeds from exercises of warrants.

On May 8, 2013, due to general market conditions and our expectation of a significant decrease in revenues for fiscal year 2013, we implemented a plan to reduce operating expenses primarily through a reduction in our workforce of 26 employees and compensation reductions for senior management. After careful consideration of industry trends and our expectations of communications and applications needs within the global smart grid market, we believe that we can focus more strategically on our continuing research and development efforts, requiring fewer employees, at the same time recognizing the need to preserve our liquidity. In our continuing efforts to preserve liquidity and address continuing and expected operating cash shortfall, on October 29, 2013, we implemented additional restructuring measures through a further reduction in our workforce of 14 employees. We expect cost savings from the restructuring to be approximately $450,000 per quarter..

On August 12, 2013, we and Vicis Capital Master Fund (“Vicis”), our majority stockholder, entered into an agreement pursuant to which Vicis furnished to us access to a $5.0 million credit line. Pursuant to the arrangement, from time to time through June 30, 2014 as our cash resources fall below $500,000, we are entitled to receive from Vicis $500,000 in consideration for which we will issue to Vicis a promissory note in the principal amount of $500,000. Ambient may draw down on the facility as needed until the entire $5.0 million is exhausted. The arrangement terminates on June 30, 2014, unless the parties elect to extend it by mutual agreement. All notes issued will also be due and payable by June 30, 2014.  As of the date of this filing of the quarterly report on Form 10-Q, we have not drawn any amounts under this credit line.

Since inception, we have funded our operations with proceeds from the sale of securities and from 2010, with revenue from sales of products.  Since the beginning of fiscal year 2012, we have experienced a decrease in revenue, negative cash flows from operations and a net loss. We had a net loss of $11.8 million and negative cash flows from operations of $8.7 million for the nine months ended September 30, 2013.

At September 30, 2013, we had working capital of $2.9 million, including cash and cash equivalents of $4.6 million.  In August 2013, we entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), our majority stockholder (see Note 14).  The financing provides up to $5 million in available credit, all of which becomes due on June 30, 2014.  Management believes that its currently available cash resources together with the financing arrangement entered into with Vicis, the restructuring that we implemented in May and October 2013 (discussed in Note 13), and anticipated revenue will provide sufficient liquidity to fund our operating needs until June 30, 2014.   However, without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures, we will not have the cash resources to remain as a going concern through September 30, 2014.

   However, there are factors that can impact our ability to continue to fund our operating needs through such date, including

●	Our ability to expand sales volume, which is highly dependent on the grid modernization plans of utilities;

●	Our expectations regarding the continued favorable relationship with Duke Energy, which we expect will continue to be a substantial portion of its revenue for the foreseeable future;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturer to maintain manufacturing costs as expected; and

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities and pursing new business opportunities.

         If management cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers and reducing our cost structure further, we will need to raise additional capital to support our business over the next twelve months.  Except for the Vicis credit facility discussed in Note 14, we have no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we will not have the cash resources to continue as a going concern through September 31, 2014.

In addition, if we do not have available cash from revenues or additional financing by June 30, 2014, we will not have sufficient cash flow to meet our working capital needs and would be unable to repay amounts due under the Vicis credit facility, if any, when due, which would have a material adverse impact on our business and operations. While we will actively seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us, or at all.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Such “going concern” qualification may make it more difficult for us to raise funds if and when needed.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (who is also our principal financial and accounting officer), to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (who is also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Form of Senior Secured Promissory Note due June 30, 2014 evidencing amounts due and payable under the agreement referred to in Exhibit 10.1 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

10.1
Note Purchase Agreement dated as of August 12, 2013 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

10.2
Security Agreement dated as of August 12, 2013 securing payment of amounts due and payable under the agreement specified in Exhibit 10.1 above (filed as Exhibit 10.6  to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

31
Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32
Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________

(1)	Incorporate by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIENT CORPORATION
(Registrant)

Date: November 14, 2013	By:	/s/ John J. Joyce
John J. Joyce,
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Senior Secured Promissory Note due June 30, 2014 evidencing amounts due and payable under the agreement referred to in Exhibit 10.1 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

10.1
Note Purchase Agreement dated as of August 12, 2013 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

10.2
Security Agreement dated as of August 12, 2013 securing payment of amounts due and payable under the agreement specified in Exhibit 10.1 above (filed as Exhibit 10.6  to the Quarterly Report of Ambient Corporation on Form 10-Q for the three months ended June 30, 2013, filed August 14, 2013). (1)

10.3	Form of Letter Agreement dated June 5, 2013 between Ambient Corporation and certain executive officers+

10.4	Second Amendment to Lease Agreement dated June 19, 2013, between Ambient Corporation and NS 7/57 Acquisition LLC

10.5	Note Purchase Agreement dated as of August 12, 2013 between Ambient Corporation and Vicis Capital Master Fund.

10.6	Security Agreement dated as of August 12, 2013 securing payment of amounts due and payable under the agreement specified in Exhibit 10.5 above.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________

(1)	Incorporated by reference