Form 10-K
period 2013-12-31
AMBIENT CORP /NY
filed 2014-04-14
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No  ☑

The registrant had 17,341,339 shares of common stock outstanding as of April 10, 2014.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $7.9 million computed by reference to the closing price of such common stock on the NASDAQ Capital Market on such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

AMBIENT CORPORATION
2013 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to continue as a going concern; our ability to comply with the continued listing requirements of the NASDAQ Capital Market; our ability to secure additional financing and/or defer expenditures; our ability to retain and attract customers, particularly in light of our historical dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue; strategic alternatives that may become available to us; expectations regarding our ability to reduce operating expenses as a result of streamlining operations anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

Ambient Corporation is a provider of a communications and application platform that incorporates various communication technologies and enables utilities and other grid managers to implement a grid modernization program, deploying different applications, whether Ambient or third-party developed. Our innovative platform enables grid managers to deploy and integrate multiple smart grid applications and technologies, in parallel, on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation, and more.

The term “smart grid” refers to the use of advanced technologies to upgrade the electric power grid, or the grid, effectively making the grid more intelligent and efficient. The grid was largely designed and built decades ago to reliably distribute electricity from generators to customers in a manner that resulted in sizable capital investments and operating costs. A number of factors are increasingly straining the grid, including growing electricity demand, two-way power flow requirements, the implementation of renewable and distributed energy sources, and advanced pricing plans. As such, the aging grid is prone to reliability, security, availability, and power quality issues, costing utilities and consumers billions of dollars each year. Technology is now revolutionizing the grid and transforming it into an efficient, communicating energy service platform. We believe that the smart grid will address the current shortcomings of the grid and deliver significant benefits to utilities and consumers of energy, including reduced costs, increased power reliability and quality, accommodation of renewable energy technologies, consumer empowerment over energy consumption, and a platform for continued integration of new technologies.

The Ambient Smart Grid® communications and applications platform, which includes hardware, software and firmware, enables grid managers to effectively manage smart grid applications. Our communications platform provides utilities with a secure, two-way, flexible and open Internet protocol, or IP, architecture that efficiently networks smart grid applications and different technologies within each application and supports multiple communications technologies currently used by utilities, such as Wi-Fi, radio frequency (RF), cellular technologies, power line communications (PLC), serial and Ethernet. We believe that the Ambient Smart Grid® communications platform delivers significant benefits to utilities, and other grid managers, including support of a single network; an open, scalable and interoperable platform; preservation of investments; third-party application hosting; remote and distributed intelligence; secure communications; and reduced overall implementation and operating costs.

The Ambient Smart Grid products and services include an expanded communications node product base; a network management system, AmbientNMS®; integrated applications; and maintenance and consulting services. The communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of smart grid assets. We have configured our communications nodes to act as individual data processors and collectors, which receive signals from other networked devices, enabling smart grid applications. Duke Energy, historically our marquee customer, has commercially deployed to date approximately 141,000 of our communications nodes, which receive data from approximately one million endpoints, primarily including both data from smart electric and gas meters, using a variety of communications technologies, and process and transmit these data to the utility back office over a cellular carrier network for further processing. Our communications nodes, in the fourth generation of development, also accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs, and improves overall power management efficiencies.

Our long-standing relationship with Duke Energy has been the source of substantially all of our revenue since 2008. In 2009, we entered into a long-term agreement with Duke Energy to supply the utility with our Ambient Smart Grid® communications platform, and license our AmbientNMS®, through 2015.  Since we established our relationship with Duke Energy, we have focused on developing our technology to meet the needs of their smart grid communications platform, with the intention of marketing the technology to grid managers, globally.

Based upon the success of our relationship with Duke Energy and our proven technology, we have recently refocused our resources on new business development, marketing and sales programs, and further technology development in order to expand our customer base. To that end, in 2013, Consolidated Edison selected Ambient for a long-standing grid monitoring project collecting power quality data from commercial and industrial meters, and Consolidated Edison began deploying the Ambient product. In late 2013, the scope of work with Consolidated Edison expanded beyond the initial project, which has led to additional sales of our communications nodes.  In addition, we are participating in a number of field trials with European utilities and working with partners to introduce our technology to global markets.

We were incorporated in the state of Delaware in June, 1996. Our common stock currently trades on the NASDAQ Capital Market under the symbol “AMBT.”

 Industry Overview

The Electric Power Distribution Grid

The grid was largely designed and built decades ago, and is becoming increasingly strained.  Much of the current grid infrastructure, both in the United States and abroad, is over 25 years old and simply is not designed to accommodate the dynamic electricity distribution requirements of today or the future. As a result, the aging grid is prone to reliability, security, availability, and power quality issues, costing utilities and consumers billions of dollars each year.

The Smart Grid

We believe that grid modernization will address the shortcomings of the current grid, as well as deliver significant benefits to utilities and consumers of energy. The smart grid encompasses multiple technologies and applications, and represents significantly more than just smart electric meters. The U.S. Energy Independence and Security Act of 2007 provided the following, thorough definition of the smart grid:

The term smart grid refers to a modernization of the electricity delivery system so that it monitors, protects, and automatically optimizes the operation of its interconnected elements from the central and distributed generator through the high-voltage network and distribution system to industrial users and building automation systems, to energy storage installations, and to end-use consumers and their thermostats, electric vehicles, appliances and other household devices. The smart grid will be characterized by a two-way flow of electricity and information to create an automated, widely distributed energy delivery network. It incorporates into the grid the benefits of distributed computing and communications to deliver real-time information and enable the near-instantaneous balance of supply and demand at the device level.

In brief, the term smart grid refers to the use of advanced communications technologies and modern computing capabilities to upgrade and modernize the electric power grid (and other utility infrastructures, such as gas and water), effectively making the grid more intelligent and efficient. We believe that the implementation of intelligent and seamless communication across the grid represents an expected increase of information technology spending, similar to the previous telecommunications and Internet investment cycles.

Smart Grid Applications

The smart grid will connect millions of devices that generate, distribute, control, monitor, and use energy, thereby enabling utilities and consumers to dynamically interact with the energy supply chain. The smart grid is more than just smart meters, and we believe that fully realizing the benefits of the smart grid will require the implementation of a variety of technologies and applications. For all smart grid applications to work seamlessly together, a flexible and open communications platform is needed for the interoperability of each connected smart grid application, including the following:

Smart Meters. Smart meters encompass the meters themselves, related communications equipment and data management systems that record and monitor real-time energy consumption information at regular intervals. Smart meters allow for two-way communication of data between the smart meter and a utility’s back office, providing utilities with valuable information to measure and control production, transmission, and distribution more efficiently, and providing consumers with information to make informed choices regarding energy consumption. This technology further enables a utility to reduce the costs of operating its distribution system by automating various functions that are currently performed manually, such as reading customer meters, and turning power on and off at the customer meter.

Distribution Automation. Distribution automation encompasses utilities deploying control devices and communications infrastructure to monitor and control energy distribution in real time, enabling intelligent control over grid functions at the distribution level. Utilities use distribution automation applications to directly control the flow of electricity from individual substations to consumers in order to improve the quality of power generation; reduce the frequency, duration, and scale of power outages; reduce energy losses; and ultimately optimize operating efficiency and reliability of the grid.

Demand Response. Demand response is an initiative in which utilities provide incentives to consumers to reduce energy usage during times of peak demand. Demand response includes technology that can manage the consumption of electricity in conjunction with supply and demand fluctuations, enabling variable pricing and providing information to encourage consumers to make more active decisions about their energy usage. Utilities can use demand response to enable consumers to reduce, or provide direct utility control of, electricity use, particularly during high price/demand periods, by sending time-differentiated prices to customers via the meter, and recording customers’ actual real-time usage. Demand response technology enables utilities to better manage their distribution network, delivering electricity more efficiently, and potentially reducing peak and base load generation requirements.

Network Management Systems. Utilities require back office software and computer hardware systems to monitor and manage the vast numbers of devices and information collected by those devices from various smart grid applications. Network management systems control smart grid devices and collect and process data in the back office, relying on two-way communications.

 Our Solution

Ambient Smart Grid® Communications and Applications Nodes. Communications nodes are physical boxes that contain the hardware and software needed for communications and data collection in support of grid assets. We configured our communications nodes to act as individual data processors and collectors, which receive signals from other networked devices, enabling smart grid applications. Our communications nodes can also contain our own or third-party embedded applications. We are currently in the final testing and evaluation of our fourth-generation communications nodes. The following is a graphical depiction of how our communications nodes interact and connect with smart grid applications and a utility.

AmbientNMS® is a network management system that manages large numbers of communications nodes, devices and customers on a network. A utility can use the AmbientNMS® to effectively manage its entire grid distribution system, providing valuable information over a single communications network. We customize AmbientNMS®, providing a utility with the tools necessary to tailor its monitoring and processing and to act upon vast amounts of information on a real-time basis. For example, we have integrated our AmbientNMS® into an industry standard Distribution and Outage Management System (DOMS) that provides for the delivery of faster, more accurate information to power outage notification and restoration systems. DOMS allows utilities to quickly assess and respond to power delivery issues in reduced response time, thereby better managing disruptions and enhancing system reliability. AmbientNMS® also provides the functionality to predict, and precisely control, the amount of data traffic to be used by individual devices and the communications network as a whole. Utilities can systematically push software updates to deployed communications nodes and other downstream devices.

Ambient Power Quality Monitoring (PQM). In a changing and challenging power environment with increased electricity demand and adoption of renewable and low carbon technologies, distribution grids are under stress, and utilities are under pressure to maintain and improve efficiency and reliability, and avoid or defer costly infrastructure upgrades. The Ambient Power Quality Monitoring Solution– (AmbientPQM) facilitates real-time visibility of distribution networks for proactive grid management to help surmount these challenges and ensure continued quality of customer service. AmbientPQM is a combination of software and hardware (PQM application, Ambient Smart Grid Nodes, and Sensors) that enables utilities and distribution network operators to measure an array of power quality parameters on medium and/or low voltage distribution grids, both on overhead and/or underground lines, and at distribution substations or transformers.

Maintenance and Consulting Service. We provide maintenance and implementation services to maintain the software installed within our communications platform. We can remotely distribute software upgrades and added features to deployed communications nodes within the network. We also provide a variety of consulting services relating to product development, network management services, and smart grid deployment strategies. We provide maintenance and consulting services to provide a turnkey offering of our communications platform.

Duke Energy Relationship

Since 2005, we have maintained a strategic relationship with Duke Energy, and are one of the leading suppliers of its smart grid communications technology in connection with its grid modernization strategies. With what we believe was one of the most forward-looking smart grid initiatives in North America in the past decade, Duke Energy’s smart grid deployment includes digital and automated technology, such as communications nodes, smart meters, and automated power delivery equipment. The following table summarizes the evolution of our relationship with Duke Energy:

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
Full-scale smart grid deployment begun by Duke Energy in Ohio, contemplating the deployment of smart meters, automated power distribution equipment and, a communications network encompassing more than 130,000 of our communications nodes, 700,000 electric meters, and 450,000 gas meters

	●	Deployment by Duke Energy of approximately 20,000 of our communications nodes

2011	●	Deployed a cumulative total of approximately 75,000 communications nodes, including approximately 3,000 of our communications nodes in the Carolinas

2012	●	Deployed a cumulative total of approximately 125,000 communications nodes

2013	●
Deployed a cumulative total of approximately 141,000 communications nodes, including as part of a system-wide upgrade of the North Carolina deployment, Duke deployed  approximately 2,300 of our latest model of the Ambient communication node, the X-3200

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable, and cost-effective through the deployment, to date, of approximately 141,000 communications nodes in the field with Duke Energy. Throughout the past five years, we have worked with Duke Energy to develop our functionality of our communications platform, which has enabled Duke Energy to deploy its smart grid initiative in the state of Ohio.

We believe that we have a potential opportunity to continue to support Duke Energy in their grid modernization efforts, if it were to eventually implement a full deployment of smart grid communications nodes in Indiana, Kentucky, and the Carolinas. While Duke Energy is using information from its North Carolina pilot programs and its Ohio deployment to enhance its customer experience, Duke Energy has not determined to implement a full deployment, and even if such determination is made, Duke Energy has not determined it would primarily use our nodes and communications platform in any such deployment.

Current Operational Focus

Based on our proven technology, we are focusing on new business development and marketing and sales programs, and technology development in order to expand our customer base.

To that end, in 2013, Consolidated Edison selected Ambient for a long-standing grid monitoring project collecting power quality data from commercial and industrial meters, and began deploying this solution. In late 2013, the scope of work with Consolidated Edison expanded beyond the initial project, which has led to additional sales of our communications nodes.  In addition, we are participating in a number of field trials with European utilities and working with partners to introduce our technology to global markets. Subject to raising additional significant capital, we plan to increase investment in our marketing and sales efforts over the next twelve months.

We are also an active participant in the Coalition of the Willing (COW), a collaboration of seven companies showcasing the interoperability of their hardware, software, and communications. Each vendor’s products are linked together using an open-source, standards-based field message bus. The COW group, which includes Duke Energy, as well as other leading companies, has developed a demonstration project around voltage management assets to show how interoperable hardware, software, and systems from multiple suppliers can be used to build a distributed intelligence platform that eliminates silos, improves grid performance, enables interoperability between grid assets, reduces costs, and increases security.

As further discussed below under Item7 (Management’s Discussion and Analysis), we are in the process of exploring a range of strategic alternatives to enhance stockholder value, including, but not limited to, a sale of Ambient, a business combination or collaboration, joint development, and partnership opportunities. Our strategic process is both active and ongoing and includes a range of interactions with potential transaction counterparties. No assurance can be provided that these efforts will successfully result in any transaction.

Our business success in the immediate future will depend largely on our ability to secure additional financing, execute on a strategic alternative and expand our customer base.

Research and Development

As of December 31, 2013, the majority of our employees are engaged in product development activities. We also engage independent contractors to provide research and development services. Research and development efforts are critical to ensure the success and growth of our business. We intend to continue to work with our customers so that we can continue to develop and provide additional product offerings. We incurred research and development expenses of approximately $14.3 million in 2012, and $11.2 million in 2013.

In an effort to preserve working capital, we implemented a series of restructuring measures in May and October 2013, principally consisting of reduction in our work force and reduction in cash compensation of our senior management. As a result of this restructuring, we expect that research and development expenses will continue to decline during 2014.

Intellectual Property

We currently rely upon a combination of trade secrets, patents, copyrights, and trademarks, as well as non-disclosure agreements and invention assignment agreements, to protect our technologies and other proprietary company information. As of January 31, 2013, our intellectual property portfolio included 26 U.S. patents and seven pending U.S. patent applications. We also have many patents issued by various foreign jurisdictions, and pending applications filed in foreign jurisdictions. Approximately half of our issued and pending U.S. patents relate to our legacy utilities communications technologies, and the other half relate to our communications platform, including our Energy Sensing Solution. Our issued U.S. patents will expire between 2020 and 2029. Ambient, Ambient Smart Grid and AmbientNMS are registered trademarks of Ambient Corporation. AmbientPQM is a trademark of Ambient Corporation.

Our policy is to require our employees, consultants, advisors, and collaborators to execute confidentiality agreements. Additionally, we require our employees and consultants to execute assignment of invention agreements upon the commencement of employment, consulting, or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party’s association with us is to be kept confidential and is not to be disclosed to any third party, except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by employees or consultants in the course of their employment or consulting relationship with us will be our exclusive property.

Employees

As of December 31, 2013, we had 41 employees. All of our employees, except for six, are located at our Newton, Massachusetts, headquarters. None of our employees is covered by collective bargaining agreements. We have never experienced any work stoppages, and we consider our relations with our employees to be good.

Manufacturing and Assembly

In 2009, we entered into a Master Supply and Alliance Agreement with Bel Fuse Inc., a global producer of high-quality electronic components, for the manufacture and assembly of our communications nodes. We leverage the capabilities of Bel Fuse Inc. with respect to its low-cost, global manufacturing capabilities, supply-chain management and engineering expertise. Additionally, we purchase components, such as Ambient designed brackets and other accessories, which typically are shipped directly to our customers.

Competition

Competition in the smart grid market space is ever increasing and involves evolving technologies, developing industry standards, frequent new product introductions, changes in customer or regulatory requirements, and localized market requirements. Competitive pressures require us to keep pace with the evolving needs of utilities and other smart grid managers; to continue to develop and introduce new products, features, and services in a timely, efficient, and cost-effective manner; and to stay abreast of regulatory factors and standard-setting bodies affecting the communication and utility industries.

We compete with a wide array of manufacturers, vendors, strategic alliances, systems developers, and other businesses. These include smart grid communications technology companies, ranging from relatively smaller companies focusing mainly on communications technology to large Internet, hardware, and software companies. In addition, some providers of smart meters may add communications capabilities in the future to provide some level of connectivity to a utility’s back office.

We believe that we can compete effectively in the market based on a number of factors, including the proven technology of our communications platform, our successful commercial deployment with Duke Energy, the scalable and interoperable products that we have purpose-built for the utility environment, and our competitive cost of ownership. We will have to secure financing or complete a strategic alternative and continue to evolve our product offerings, continually invest in research and development and in business development, and/or acquire complementary technologies in order to remain competitive in the future.

AVAILABLE INFORMATION

       Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge though our Internet website (http://www.ambientcorp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations could be materially adversely affected by various risks, including, but not limited to the principal risks noted below.

We need to raise additional funds on an immediate basis to support our operations, and if we fail to do so, we will likely need to cease doing business.

As of December 31, 2013, we had available cash balances of $907,000, and as of April 8, 2014, we had available cash balances of approximately $926,000.  We will need to raise additional capital and/or increase revenues on an immediate basis in order to satisfy our obligations under our existing contracts, pay existing current liabilities as they come due, and meet our operating requirements.  In order to augment our working capital, in August 2013, we entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), our majority stockholder, pursuant to which we have access to up to $5 million in available credit, all of which becomes due on June 30, 2014.  Between January and April 10, 2014, we completed four draw-downs in the aggregate amount of $2.0 million.  If we do not have available cash from revenues or additional financing by June 30, 2014, we will not have sufficient cash flow to meet our working capital needs and will be unable to repay amounts due under the Vicis credit facility when due, which will have a material adverse impact on our business and operations.

Furthermore, even if we are able to pay down the amounts borrowed under the financing arrangement with Vicis, absent the addition of new customers, or the material increase in revenues from existing customers, current projected revenue is not sufficient to sustain our operations in the long term.  In addition, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. As such, we will need to obtain additional equity or debt financing and/or divest certain assets, neither of which can be assured on a commercially reasonable basis, if at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. Our success in these efforts will be subject to investor sentiment regarding the macro and micro economic conditions under which we operate, including stock price volatility. There is no assurance that we will be successful in generating significant revenues or executing on a strategic alternative or obtaining adequate financing. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the ability to continue operations.

Based on our most recent cash flow projections, we believe that we have sufficient cash and cash  equivalents to provide sufficient funds for our operations through June 2014.  However, projecting operating results is inherently uncertain, and actual expenses can exceed those that are projected.

Management believes that there are conditions that raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern. Our independent public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the years ended December 31, 2013, and 2012, relating to the uncertainty of our ability to continue as a going concern. This condition may make it more difficult for us to raise additional capital.

A default by us under the secured financing arrangement with Vicis would enable it to take control of our assets.

Between January and April 10, 2014, we completed four draw-downs in the aggregate amount of $2.0 million under the financing arrangement between us and Vicis. We currently anticipate that we will be further drawing down on this credit line. Any amounts drawn down under this facility, are required to be repaid by June 30, 2014 (see Note 13 to the accompanying Consolidated Financial Statements). To secure all amounts due under the financing arrangement, we granted to Vicis a security interest in all of our assets, including our intellectual property.  A default by us under these notes would enable the holder to foreclose on our assets, including our intellectual property. Any foreclosure could force us to substantially curtail or cease our operations.

We have historically depended on one customer for substantially all of our revenue and any material delay, reduction, or cancellation of orders from this customer would significantly reduce our revenue projections, and would have a material negative impact on our business.

Duke Energy accounted for substantially all of our revenue for each of our last two fiscal years. Any material delay, reduction, or cancellation of orders from Duke Energy would have a material adverse effect on our business, including significantly reduced revenue, unabsorbed overhead, and incurred net losses.

Although we have a long-term contract that stipulates the general terms of our relationship, Duke Energy does not provide us with firm purchase commitments for the duration of the contract. Instead, Duke Energy provides us with periodic purchase orders. Duke Energy can delay, reduce, or cancel purchase orders at any time prior to the anticipated lead time for delivery of the products (typically three months), subject to Duke Energy’s payment of a cancellation fee not to exceed the price of the products cancelled. Duke Energy may also delay, reduce, or cancel its purchase orders without penalty if we are unable to deliver the products ordered thereunder within a specified time from the scheduled delivery date.

We have had limited profitability, and we may be unable to achieve profitability in future periods.

For 2013, we had a net loss of $17.7 million and an accumulated deficit of $244.6 million.  To grow our revenue and customer base, we will need to increase spending associated with research and development, and business development, thereby increasing our operating expenses at a time when we are experiencing financial challenges. We expect to incur net losses in the foreseeable future, and we may be unable to grow our revenue and expand our customer base to achieve profitability on an annual basis.

 We depend on factors affecting the utility industry over which we exercise no control.

We expect, to derive substantially all of our revenue from sales of products to utilities and other smart grid managers. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, access to capital at acceptable terms, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and interest rates. We may experience variability in operating results on an annual and a quarterly basis as a result of these factors.

Utility industry sales cycles can be lengthy and unpredictable, which can negatively impact our ability to expand the deployment of our products with new customers.

Sales cycles for smart grid projects are generally long and unpredictable due to budgeting, procurement, and regulatory approval processes that can take up to several years to complete. Utility customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options, require pilot programs prior to commercial deployments, analyze cost and benefit metrics, consider regulatory factors, and follow their normal budget approval processes. In addition, many electric utilities tend to be risk-averse and tend to follow industry trends rather than be the first to purchase new products or services. These tendencies can extend the lead time for, or prevent acceptance of, new products or services, including those for smart grid initiatives, despite the support of the federal government through grants and other incentives.

Accordingly, potential customers may take longer to reach a decision to initiate smart grid programs or to purchase our products or services. It is not unusual for a utility customer to go through the entire sales process and not accept any proposal or quote. This extended sales process requires the dedication of significant time by our personnel to develop relationships at various levels and within various departments of utilities, and our use of significant financial resources, with no certainty of success or recovery of our related expenses. Long and unpredictable sales cycles with utility customers could have a material adverse effect on our business, operating results, or financial condition.

The market for our products and services, and smart grid technology generally, is still developing, and we will have difficulty securing new customers if the market develops less extensively or more slowly than we expect.

The market for our products and services, and smart grid technology generally, is still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Assuming we secure immediately needed funding, our future success will depend, to a substantial extent, on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy, and operate smart grid technology. Regulatory agencies, including public utility commissions, govern utilities’ activities, and they may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they may be unable to develop a business case to justify the upfront and ongoing expenditures. If utilities do not widely adopt smart grid technologies, or do so more slowly than we expect, we will have difficulty securing new customers, which will adversely affect our business and operating results.

Because the markets for our products are highly competitive, we may lose sales to our competitors, which would harm our revenue and operating results.

Competition in the smart grid market is intense and involves changing technologies, evolving industry standards, new product introductions, changes in customer or regulatory requirements, and localized market requirements. Competitive pressures require us to keep pace with the evolving needs of utilities; to continue to develop and introduce new products, features and services in a timely, efficient, and cost-effective manner; and to stay abreast of regulatory factors affecting the utility industry.

We compete with a wide array of manufacturers, vendors, strategic alliances, systems developers, and other businesses, including other smart grid communications technology companies, ranging from relatively smaller companies focusing mainly on communications technology to large Internet and software-based companies. In addition, some providers of smart meters may add communications capabilities to their existing business in the future, which could decrease our base of potential customers and could decrease our revenue and profitability. “Early adopters,” or customers that have sought out new technologies and services, have largely comprised the target market for our products. Because the number of early adopters is limited, we will need to expand our target markets by marketing and selling our products to mainstream customers to generate revenue.

Some of our present and potential future competitors have, or may have, greater name recognition, experience, and customer bases, as well as substantially greater financial, technical, sales, marketing, manufacturing and other resources than we possess and that afford them competitive advantages. These potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers and exert more influence on sales channels than we do. Competitors may sell products at lower prices in order to obtain market share. Competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competitors may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Competitors may introduce products and services that are more cost-efficient, provide superior performance, or achieve greater market acceptance than our products and services. Our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal or superior in quality and performance to our products and render our products non-competitive or obsolete.

Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, or reduce our market share and revenue, any of which could have a material adverse effect on our operating results and financial condition. If we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

The nature of our communications platform is complex and highly integrated, and if we fail to successfully manage releases or integrate new solutions, it could harm our revenues, operating income, and reputation.

Our communications nodes, in the fourth generation of development, accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing communications costs, and improves overall power management efficiencies.

Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data, or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Existing and future regulations concerning the electric utility industry may present technical, regulatory, and economic barriers that may significantly impact future demand for our products.

International, federal, state, and local government regulations and policies, as well as internal policies and regulations promulgated by electric utilities, heavily influence the market for the electric utility industry. These regulations and policies often relate to investment initiatives, including decisions relating to investment in smart grid technologies, as well as building codes, public safety regulations, and licensing requirements. In addition, certain of our contracts with our potential utility customers may be subject to approval by federal, state, or local regulatory agencies, which may not be obtained or be issued on a timely basis. In the United States, and in a number of other countries, these regulations and policies are being modified and may continue to be modified and have a substantial impact on the market for our and other smart grid-related technologies. If such regulations or policies do not continue to gain acceptance for smart grid initiatives, or the adoption of such initiatives takes substantially longer than expected, our prospects for developing new customers could be significantly limited.

The adoption of industry standards applicable to our products or services could limit our ability to compete in the marketplace.

Standards bodies, which are formal and informal associations that seek to establish voluntary, non-governmental product and technology standards, are influential in the United States and abroad. We participate in voluntary standards organizations in order to both help promote non-proprietary, open standards for interoperability with our products, and to prevent the adoption of exclusionary standards. However, we are not able to control the content of adopted voluntary standards and do not have the resources to participate in all voluntary standards processes that may affect our markets. The adoption, or expected adoption, of voluntary standards that are incompatible with our products or technology, or that favor our competitors’ products or technology could limit the market opportunity for our products and services or render them obsolete, any of which could materially and adversely affect our revenue, results of operations, and financial condition.

If we become subject to product returns and product liability claims resulting from defects in our products, we may fail to achieve market acceptance of our products, and our business could be harmed.

We develop complex products for use in an evolving marketplace and generally warrant our products for a period of twelve months from the date of sale. Despite testing by us and customers, our products may contain, or may be alleged to contain, undetected errors or failures. In addition, a customer or its installation partners may improperly install or implement our products. The integration of our products in smart grid networks or applications may entail the risk of product liability or warranty claims based on disruption to these networks or applications. Any such manufacturing errors or product defects could result in a delay in recognition or loss of revenue, loss of market share, or failure to achieve market acceptance. Additionally, these defects could result in financial or other damages to a customer; cause us to incur significant warranty, support and repair costs; and divert the attention of our engineering personnel from our product development efforts. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. The occurrence of these problems would likely harm our business.

We currently maintain property, general commercial liability, errors and omissions, and other lines of insurance. Such insurance may be insufficient in amount to cover any particular claim, or we might not carry insurance that covers a specific claim. In addition, such insurance may not be available in the future or the cost of such insurance may increase substantially.

Our ability to provide bid bonds, performance bonds, or letters of credit may be limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We may be required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a prerequisite to submitting a bid on a potential project. Our ability to obtain such bonds will depend upon our capitalization, working capital, past performance, management expertise and reputation, and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, utilities may require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under any contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our ability to effectively compete and could impact our business.

We currently rely on a single contract manufacturer to produce our products, and a loss of our sole contract manufacturer, or its inability to satisfy our quality and other requirements, could severely disrupt the production and supply of our products.

We utilize one contract manufacturer for all of our production requirements. This manufacturing is conducted in China by a U.S.-based company that also performs services for numerous other companies. We depend on our manufacturer to maintain high levels of productivity and satisfactory delivery schedules. Our reliance on our manufacturer reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs, and product supply. Any financial, operational, or other difficulties involving our manufacturer could adversely affect us.  We currently do not have guarantees of production capacity, prices, lead times, or delivery schedules with our contract manufacturer. Since our manufacturer serves other customers, a number of which have greater production requirements than we do, our manufacturer could determine to prioritize production capacity for other customers or reduce or eliminate production for us, on short notice. We could also encounter lower manufacturing productivity and longer delivery schedules in commencing volume production of new products. Any of these problems could result in our inability to deliver our products in a timely manner and adversely affect our operating results. The loss of our relationship with our manufacturer, or its inability to conduct its manufacturing services for us as anticipated in terms of cost, quality, and timeliness, could adversely affect our ability to fill customer orders in accordance with required delivery, quality and performance requirements. If this were to occur, the resulting decline in revenue would harm our business.

If any one of these risks materializes, it could significantly impact our operations and our ability to fulfill our obligations under purchase orders with Duke Energy, as well as future orders from Duke Energy or other customers. Qualifying new manufacturers is time-consuming and might result in unforeseen manufacturing and operational problems. If we had to transition to an alternative contract manufacturer, we could experience operational delays, increased product costs, and increased operating costs, which could irreparably harm our relationship with Duke Energy, harm our reputation, and potentially impact our ability to secure new customers.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.

The inability of our manufacturer to obtain sufficient quantities of components and other materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Some of the materials used in the production of our products are available from a limited number of foreign suppliers, particularly suppliers located in Asia. In most cases, neither we nor our manufacturer has long-term supply contracts with these suppliers. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials.

Security breaches involving our smart grid products or services, publicized breaches in smart grid products and services offered by others, or the public perception of security risks or vulnerability created by the deployment of the smart grid in general, whether or not valid, could harm our business.

The security technologies we have integrated into our communications platform and products that are designed to detect unauthorized activity and prevent or minimize security breaches may not function as expected, and our products and services, those of other companies with whose products our products and services are integrated or interact, or even the products of other smart grid solutions providers may be subject to significant real or perceived security breaches.

Our communications platform allows utilities to monitor, compile, and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the electric power distribution grid. As part of our data transfer and managed services, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation, or maintenance functions for a utility customer. If, in handling this information, we, our partners, or a utility customer fail to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, utility customers, and consumers whose privacy is compromised. Even the perception that we, our partners, or a utility customer has improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may, through computer viruses, physical or electronic break-ins, and other means, attempt to breach our security measures, or inappropriately use or access our AmbientNMS® or the communications nodes we have in the field. If a breach is successful, sensitive information may be improperly obtained, manipulated, or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and services, and our business could suffer.

Our current and anticipated future products and services allow authorized personnel to remotely control equipment at residential and commercial locations, as well as at various points on the grid. For example, our software could allow a utility to remotely connect and disconnect electricity at specific customer locations. If an unauthorized third party were to breach our security measures and disrupt, gain access to, or take control of any of our products or services, our business and reputation could be severely harmed.

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

Although we have not experienced security breaches associated with our product, any real or perceived security breach could seriously harm our reputation and result in significant legal and financial exposure, inhibit market acceptance of our products and services, halt or delay the deployment by utilities of our products and services, cause us to lose sales, trigger unfavorable legislation and regulatory action, and inhibit the growth of the overall market for smart grid products and services. Any of these risks could have a material adverse effect on our business, operating results, and financial condition.

We use some open source software in our products and services that may subject our products and services to general release or require us to reengineer our products and services, which may cause harm to our business.

We use some open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. We monitor the use of open source software in our products and services and try to ensure that none of the open source software is used in a manner that would require us to disclose the source code to the related product or that would otherwise breach the terms of an open source agreement. However, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, reengineer our products, discontinue the sale of our products in the event that reengineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results, and financial condition.

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

The factors that may contribute to the unpredictability of our quarterly results and cause our stock price to fluctuate include the following:

●	our inability to obtain financing or execute on a strategy alternative;
●	long, and sometimes unpredictable, sales and customer deployment cycles;
●	changes in the mix of products and services sold;
●	our current dependence on a single customer;
●	changing market conditions;
●	changes in the competitive environment;
●	failures of our products or components that we use in our products, that delay deployments, harm our reputation or result in high warranty costs, contractual penalties, or terminations;
●	product or project failures by third-party vendors, utility customers, or competitors that result in the cancellation, slowing down, or deferring of projects;
●
liquidated damage provisions in our current or future contracts, which could result in significant penalties if triggered or, even if not triggered, could affect our ability to recognize revenue in a given period;

●	the ability of our suppliers and manufacturers to deliver supplies and products to us on a timely basis;
●	delays associated with government funding programs for smart grid projects;
●	political and consumer sentiment and the related impact on the scope and timing of smart grid deployment; and
●	economic, regulatory, and political conditions in the markets where we operate or anticipate operating.

As a result, we believe that quarter to quarter comparisons of operating results are not necessarily indicative of what our future performance will be. In future quarters, our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline.

Negative economic conditions in the United States, and globally, may have a material and adverse effect on our operating results, cash flow, and financial condition.

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

Our products are produced in China by a U.S.-based, third-party contract manufacturer. We are also seeking to expand our addressable market by pursuing opportunities to sell our products in international markets. We have had little experience operating in markets outside of the United States. Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales, and other challenges. We may not be successful in responding to these and other challenges that we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks. The manufacture of our products abroad and our potential sales into international markets expose us to various economic, political, and other risks that could adversely affect our operations and operating results, including the following:

●	potentially reduced protection for intellectual property rights;
●	political, social, or economic instability in certain parts of the world;
●	unexpected changes in legislature or regulatory requirements of foreign countries;
●	differing labor regulations;
●	tariffs and duties and other trade barrier restrictions;
●	possible employee turnover or labor unrest;
●	the burdens and costs of compliance with a variety of foreign laws;
●	currency exchange fluctuations;
●	potentially adverse tax consequences; and
●	potentially longer payment cycles and greater difficulty in accounts receivable collections.

International operations are also subject to general geopolitical risks, such as political, social, and economic instability and changes in diplomatic and trade relations. One or more of these factors could adversely affect any international operations and result in lower revenue than we expect and could significantly affect our profitability.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We generally enter into written confidentiality and non-disclosure agreements with our employees, consultants, customers, manufacturers, and other recipients of our technologies and products and assignment of invention agreements with our employees and consultants. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We license from third parties certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have not applied for, and do not have, any copyright registration on our technologies or products. We have applied to register certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands, and could increase the risk of challenge from third parties to our use of our trademarks and brands.

We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us.

We cannot be certain that our technologies and products do not and will not infringe on issued patents or other proprietary rights of others. While we are not currently subject to any infringement claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, any of which could have a material adverse effect on our business. We may not be able to obtain such licenses on commercially reasonable terms, if at all, or the terms of any offered licenses may be unacceptable to us. If forced to cease using such technology, we may be unable to develop or obtain alternate technology. Accordingly, an adverse determination in a judicial or administrative proceeding, or failure to obtain necessary licenses, could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business, operating results, and financial condition.

Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, or sell our products in the United States or abroad. Such a judgment could have a material adverse effect on our business, operating results, and financial condition. In addition, we are obligated under certain agreements to indemnify the other party in connection with infringement by us of the proprietary rights of third parties. In the event that we are required to indemnify parties under these agreements, it could have a material adverse effect on our business, financial condition, and results of operations.

We may incur substantial expenses and divert management resources in prosecuting others for their unauthorized use of our intellectual property rights.

Other companies, including our competitors, may develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents, and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable, or limited, in some foreign countries in which we may do business, such as China. Unauthorized parties may attempt to copy or otherwise use aspects of our technologies and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may not be adequate or competitors may independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies and products.

Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions, because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on key personnel who would be difficult to replace, and our business will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain noncompetition and nondisclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, especially engineers and technical support personnel, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

We may enter into strategic alliances. Among other matters, we continually explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to provide necessary know-how, components, or supplies; to attract additional customers; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products.

Failure to maintain effective internal controls over financial reporting may lead investors and other users to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of our quarterly report as of and for the three and six months ended June 30, 2012, management concluded that there was a material weakness in internal control over financial reporting related to accounting for embedded derivatives associated with certain convertible debt and warrants to purchase common stock. This material weakness led to the need for the restatement of the Company’s financial statements for the years ended December 31, 2009, through 2011, and for the first quarter of 2012, and too the failure of the Company to file its Quarterly Report on Form 10-Q for the interim period ended June 30, 2012, on a timely basis. As of December 31, 2012, we remediated the material weakness previously reported in Amendment No. 1 on Form 10-K for the year ended December 31, 2011. If we fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, and which could cause investors and other users to lose confidence in our financial statements.

Our compliance with the Sarbanes-Oxley Act of 2002 and SEC rules concerning internal controls may be time-consuming, difficult, and costly, and the failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Under SEC regulations adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, at some point in the future, we may be required to furnish a report by our management on our internal control over financial reporting that includes a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. While we have spent considerable time and effort in designing, documenting, and testing our internal control procedures, we may need to spend additional financial and other resources improving our processes, which may result in increased general and administrative expenses, and may shift management time and attention from revenue-generating activities to compliance activities. Despite our efforts, we can provide no assurance as to our independent auditor’s conclusion with respect to the effectiveness of our internal control over financial reporting.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting, or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, limit our ability to raise needed capital, and have a negative effect on the trading price of our common stock.

Risks Related to Our Common Stock

There is no guarantee that our common stock will continue to be listed on the NASDAQ Capital Market.

In order to maintain the listing of our common stock on the NASDAQ Capital Market, we are required to meet specified financial requirements, including requirements that we maintain a minimum closing bid price of at least $1.00 per share for our common stock, and that we maintain either (i) a minimum stockholders’ equity of $2,500,000, (ii) a minimum market value of listed common stock of $35,000,000, or (iii) net income from continuing operations of at least $500,000 in the most recent fiscal year or two of the last three fiscal years.  We cannot guarantee that we will be able to comply with each of the continued listing requirements.  If we do not satisfy any continued listing requirement, then our stock could be delisted from the NASDAQ Capital Market. Any such delisting could adversely affect the market liquidity of our stock, and the market price of our stock could decrease. A delisting could adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, customers, suppliers, and employees.

Our principal stockholder exerts substantial influence over us.

Vicis Capital Master Fund, or Vicis, owns approximately 60% of the outstanding shares of our common stock as of December 31, 2013. Consequently, Vicis is able to exert substantial influence over our company, and controls matters requiring approval by our stockholders, including the election of all our directors, approving any amendments to our certificate of incorporation, increasing our authorized capital stock, effecting a merger or sale of our assets, and determining the number of shares available for issuance under our stock plans. As a result of Vicis’ control, no change of control of our company can occur without Vicis’ consent.

Vicis’ voting control may discourage transactions involving a change of control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. Vicis is not prohibited from selling a controlling interest in our company to a third party and may do so without stockholder approval and without providing for a purchase of any stockholder’ shares of common stock. Accordingly, shares of common stock may be worth less than they would be if Vicis did not maintain voting control over us.

Vicis is in the business of making investments in companies and maximizing the returns on these investments.  Accordingly, the interests of Vicis and its affiliates may differ from those of our other stockholders.

The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	The substantial doubt about our continuing as a going concern;
●	our ability to execute our business plan;
●	the gain or loss of significant orders;
●	volume and timing of customer orders;
●	actual or anticipated changes in our operating results;
●	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers;
●	market conditions and trends within the utilities industry and the smart grid market;
●	introductions of new products or new pricing policies by us or by our competitors;
●	the gain or loss of significant customers;
●	industry developments;
●	regulatory, legislative, or other developments affecting us or the utilities industry in general or the smart grid market in particular;
●	economic and other external factors;
●	general global economic and political instability;
●	changes in laws or regulations affecting the utilities industry;
●	announcements of technological innovations or new products by us or by our competitors;
●	acquisitions or strategic alliances by us or by our competitors;
●	litigation involving us, the utilities industry, or the smart grid market;
●	recruitment or departure of key personnel;
●	future sales of our common stock;
●	price and volume fluctuations it the overall stock market from time to time;
●	changes in investor perception;
●	the level and quality of any research analyst coverage of our common stock;
●	changes in earnings estimates or investment recommendations by securities analysts;
●	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance; and
●	trading volume of our common stock or the sale of stock by our parent, management team, or directors.

In addition, the securities markets have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. Public announcements by various companies concerning, among other things, their performance, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Future sales of common stock by Vicis or others, or other dilutive events, may adversely affect the market price of our common stock, even if our business is doing well.

Our existing stockholders could sell any or all of the shares of common stock owned by them, from time to time, for any reason. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock, and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock. As of December 31, 2013, we had the following outstanding securities:

●	Approximately 16.9 million shares of common stock outstanding;
●	Approximately 2.6 million shares of common stock issuable upon the exercise of then outstanding stock options at a weighted average exercise price of $7.69 per share;
●	Approximately 1.2 million shares of common stock issuable upon the vesting of then outstanding restricted stock units at a grant date fair value price of $2.38 per share; and
●	Approximately 3.4 million shares of common stock reserved for issuance under our various stock incentive plans.

We do not expect to pay any dividends for the foreseeable future; hence, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We have never declared or paid cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future. Currently, we intend to retain future earnings, if any, to fund our operations. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors our Board of Directors deems relevant. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

Our ability to use U.S. net operating loss carryforwards might be limited, subjecting our corporate income to earlier taxation.

At December 31, 2013, the Company had available $85.4 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2030 through 2033. The Company also has U.S. state net operating loss carryforwards of approximately $21.2 million that will expire at various date beginning in 2014. The Company also has federal and state research and development tax credit carryforwards of approximately $3.1 million that expire at various dates beginning in 2023, as well as a federal alternative minimum tax credit carry forward of $0.2 million that can be carried forward indefinitely. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of these net operating loss carry forwards will expire and will not be available to use against future tax liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property. We currently lease approximately 20,242 square feet of office space in Newton, Massachusetts. Our lease expires on April 30, 2017, extendable, at our option, to April 30, 2020. We believe that our facilities and future plans to lease are suitable and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AMBT” since August 3, 2011. Prior to August 3, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “ABTG.”

Although trading in our common stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained, or that a liquid market for our common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future stock price performance.

The following table shows the quarterly high and low bid prices or sales prices for our common stock over the last two completed fiscal years.

	Low	High
Year Ended December 31, 2013
Fourth Quarter	$1.91	$2.93
Third Quarter	2.14	3.97
Second Quarter	1.60	2.42
First Quarter	2.45	3.41

Year Ended December 31, 2012
Fourth Quarter	$2.98	$5.39
Third Quarter	4.82	7.57
Second Quarter	4.15	9.75
First Quarter	4.00	6.89

As of April 8, 2014, there were 148 holders of record of our common stock. Other than our shares held by Vicis, a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

UNREGISTERED SALES OF SECURITIES

There were no unregistered sales of securities during the year ended December 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Ambient Corporation is a provider of a communication and application platform that incorporates various communication technologies and enables utilities, and other grid managers to implement a grid modernization program, deploying different applications, whether Ambient or third-party developed. Our innovative platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel, on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation, and more.

Duke Energy Relationship

We believe that we have demonstrated that our technology is secure, two-way, flexible, open, scalable, reliable and cost-effective through the total deployment of approximately 141,000 communications nodes in the field with Duke Energy. Throughout the past five years, we have worked with Duke Energy to develop our communications platform, which has enabled Duke Energy’s ability to deploy its smart grid initiatives.

We believe that we have a potential opportunity to continue to support Duke Energy in their grid modernization efforts, if it were to eventually implement a full deployment of smart grid communications nodes in Indiana, Kentucky, and the Carolinas. While Duke Energy is using information from its North Carolina pilot programs and its Ohio deployment to enhance its customer experience, Duke Energy has not determined to implement a full deployment, and even if such determination is made, Duke Energy has not determined it would primarily use our nodes and communications platform in any such deployment.

Current Focus

Since we established our relationship with Duke Energy, we have focused on developing our technology to meet the needs of their smart grid communications platform. Based upon the success of the relationship and our proven technology, we recently refocused our resources on new business development, marketing and sales programs, and further technology development in order to expand our customer base.

To that end, in 2013, Consolidated Edison selected Ambient for a long standing grid monitoring project collecting power quality data from commercial and industrial meters, and began deploying Ambient product . In late 2013, the scope of work with Consolidated Edison expanded beyond the initial project, which has led to additional sales of our communications nodes.  In addition, we are participating in a number of field trials with European utilities and working with partners to introduce our technology to global markets. Subject to raising additional financing or significantly increasing revenues, we expect to increase investment in our marketing and sales efforts over the next twelve months.

           We are also an active participant in the Coalition of the Willing (COW) collaboration of seven companies showcasing the interoperability of their hardware, software, and communications. Each vendor’s products are linked together using an open source, standards-based field message bus. The COW group, which includes Duke Energy, as well as other leading companies, has developed a demonstration project around voltage management assets to show how interoperable hardware, software, and systems from multiple suppliers can be used to build a distributed intelligence platform that eliminates silos, improves grid performance, enables interoperability between grid assets, reduces costs, and increases security.

       In addition, in late 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including, but not limited to, a sale of Ambient, a business combination or collaboration, joint development, and partnership opportunities. Our strategic process is both active and ongoing and includes a range of interactions with potential transaction counterparties. We believe it is in our stockholders' best interest to allow management the opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future. In connection with our strategic process, we have implemented the operating cost reductions discussed elsewhere in this report to reduce our overall use of cash and facilitate our pursuit of strategic initiatives. No assurance can be provided that these efforts will successfully result in any transaction.

Our business success in the immediate future will depend largely on our ability to secure additional financing, execute on a strategic alternative and expand our customer base.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Total revenue consists of primarily sales of hardware, software, and maintenance services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped. We record deferred revenue when we receive payments in advance of the delivery of products or the performance of services.

Hardware sales consist of our Ambient Smart Grid® communications nodes which are physical boxes that contain the hardware and embedded software needed for communications and data collection in support of smart grid assets. The system software embedded in our communications nodes is used solely in connection with the operation of the physical boxes.

Our proprietary software AmbientNMS® is our smart grid network management system that controls the large numbers of communications nodes, devices, and customers on a smart grid.  NMS software is offered on a stand-alone basis.

We generally include a period of free maintenance services beginning from the sale of the communications nodes and NMS software.  As such, we recognize a portion of the revenue from the sales of our products upon delivery to the customer. The revenue allocated to the free period of maintenance services is deferred and recognized ratably over the period of performance.

We offer additional software maintenance service, on a fee basis, that entitles the purchasers of our products and AmbientNMS® software to post-contract customer support, including help desk support and, unspecified updates and upgrades to our products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

We recognize revenue from the sale of (i) hardware products, and (ii) software bundled with hardware that is essential to the functionality of the hardware in accordance with revenue recognition for multiple-element arrangements. The Company recognizes revenue in accordance with applicable industry-specific software accounting guidance for (i) stand-alone sales of software products, (ii) maintenance renewals, and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3).  ASU 2009-13 eliminates the residual method and requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price ("BESP") of each element when a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"). ASU 2009-14 removes tangible products from the scope of software revenue guidance, and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011.

We evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered items or item shall be considered a separate unit of accounting if it has stand-alone value to the customer and there are no customer-negotiated refunds or return rights.

We allocate the total arrangement consideration to each unit of accounting in a multiple-element arrangement based on its relative selling price, and include our bundled hardware and software component as one unit of accounting, and the free period of maintenance as a separate unit of accounting.  The Company uses a hierarchy to determine the selling price to be used for allocating revenue to each of the deliverables. We determine the selling price for each deliverable using vendor specific objective evidence (VSOE), if it exists or third-party evidence (TPE) if VSOE does not exist. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price (BESP) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

We determine VSOE of a deliverable based on the price at which we sell the deliverable on a stand-alone basis to third parties, or from the stated renewal rate for the elements contained in the initial arrangement.  VSOE has been established for our software maintenance element.  When VSOE cannot be established for all deliverables in an arrangement with multiple elements, we attempt to estimate the selling price of each element based on TPE.  When we are unable to establish a selling price using VSOE or TPE, we establish the BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone.  BESP has been established for our bundled hardware and software portion of the arrangement.

When establishing BESP, We consider multiple factors, including, but not limited to, the relative value of the features and functionality being delivered to the customer, and general pricing practices.  Based on our analysis of pricing stated in contractual arrangements for our hardware products in historical multiple-element transactions, we have concluded that we typically price our hardware and embedded software at the contractually agreed-upon amounts.   Therefore, we have determined that, for our hardware and embedded software for which VSOE or TPE is not available, our BESP generally comprises prices based on our contractually agreed-upon rates. We have established an annual review process around VSOE, TPE, and BESP.

       We account for multiple-element arrangements that consist of only software or software-related products, including the sale of maintenance services to previously sold software, in accordance with industry-specific software accounting guidance.  For such multiple-element software transactions, revenue is allocated to each element based on the residual method when VSOE has been established for the undelivered element.  If we cannot objectively determine the VSOE of any undelivered element included in such multiple-element arrangements, we defer revenue until VSOE is established.

Inventory Valuation. We value inventory at the lower of cost or market determined on a first-in, first-out basis. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2013 and 2012, our total charges for excess inventory totaled $540,000 and $0, respectively.

          Software Development Costs.  We have historically expensed costs incurred in the research and development of new software products and enhancements to existing software products as incurred. After we establish technological feasibility, we capitalize additional development costs. No software development costs have been capitalized as of December 31, 2013, or 2012.

Stock-Based Compensation.  We account for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, “Compensation — Stock Compensation (formerly known as SFAS No. 123(R).” Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock price over the option’s expected term, the risk-free interest rate over the stock option’s expected term, and the annual dividend yield.

Fair Value of Warrants.  Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the statement of operations in each subsequent period. Fair value of the warrants is determined by management using a multiple-scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date, the risk-free interest rates, the expected dividend rates, the remaining contractual terms of the warrants, the expected volatility of the price of the underlying common stock, and the probability of certain events occurring. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liabilities and the change in their estimated fair values could be materially different.

Deferred Income Taxes. We recognize deferred income taxes for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 2013, our deferred income tax assets consisted primarily of net operating loss and tax credit carryforwards and stock-based compensation charges that have been fully offset with a valuation allowance due to the uncertainty that a tax benefit will be realized from the assets in the future. At December 31, 2013, we had available approximately $85.4 million of net operating loss carryforwards, for U.S. income tax purposes which expire at various dates through 2031. However, due to changes in stock ownership resulting from historical investments, the use of the U.S. net operating loss carryforwards are significantly limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of our net operating loss carryforwards will expire and will not be available to use against future tax liabilities.

Warranties. We account for our warranties under the FASB ASC 450, “Contingencies.” Our current standard product warranty includes a one-year warranty period for defects in material and workmanship.  We currently accrue a liability based on our actual historical return rate for repair of products within the one-year warranty period. We make and revise this estimate based on the number of communications nodes delivered and our historical experience with warranty claims. We continually monitor the rate of actual product returns for repair and the quality of our products including the quality of the products produced by our U.S.-based contract manufacturer in China.

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

RESULTS OF OPERATIONS

 Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012

Total Revenue. Total revenue for 2013 was $11.4 million compared to $42.8 million in 2012, representing a decrease of approximately 73%. Substantially all revenue from 2013 and 2012 was derived from one customer. The decrease in total revenue is attributable primarily to the substantial completion by our primary customer of its grid modernization project in Ohio.

Cost of Goods Sold. Cost of goods sold for 2013 was $8.2 million compared to $24.5 million in 2012. The decrease in cost of goods sold primarily reflected a decrease in sales volume year-over-year. Cost of goods sold includes all costs related to the manufacture of our products by our contract manufacturer, accrual for warranty, and other overhead costs. Cost of goods sold for 2013, also includes a provision in the amount of $540,000 for excess finished goods inventory, and a reserve for an adverse purchase commitment in the amount of $1.2 million. Our contract manufacturer is responsible for substantially all aspects of manufacturing, including procuring most of the key components required for assembly.

Gross Profit. Gross profit for 2013 was $3.1 million compared to $18.3 million in 2012, a decrease of approximately 83%. Gross margin for 2013, which was affected by the provision for excess inventory and a reserve for an adverse purchase commitment was 28% compared to 43% in 2012. However, without these  items recorded in 2013, gross margin year-over-year for products and service remained flat at approximately 43%.

Research and Development Expenses.  Research and development expenses were approximately $11.2 million for 2013 compared to approximately $14.3 million in 2012. The decrease in research and development expenses in 2013 as compared to 2012 was due primarily to the planned restructuring that was implemented in May and October 2013.  The purpose of the restructuring was to reduce overall operating expenses, including research and development.   As a result of this restructuring, we expect that research and development expenses will continue to decline during 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2013 were approximately $9.1 million compared to $9.7 million for 2012. The decrease in selling, general and administrative expenses in 2013 as compared 2012 was due primarily to the restructuring that was implemented in May and October 2013. As a result of this restructuring, we expect that selling, general, and administrative expenses will continue to decline during 2014.

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

Restructuring Costs. On May 8, 2013, due to general market conditions and our expectation of a significant decrease in revenues for fiscal year 2013, we implemented a plan to reduce operating expenses primarily through a reduction in our workforce of 26 employees and compensation reductions for senior management. As a result of this initiative, we recorded total restructuring costs of $341,000 primarily representing the cost of severance payments to impacted employees during the three months ended June 30, 2013. These restructuring costs were all incurred and paid during the three months ended June 30, 2013. In a further effort to address the continuing expected operating cash shortfall, on October 29, 2013, we implemented and completed a plan to reduce operating expenses primarily through a further reduction in our workforce of 14 employees. As a result of these measures, the Company recorded restructuring costs of approximately $95,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs were all incurred and paid by December 31, 2013.

Other Income, net. Other income for 2013 was a net loss of approximately $107,000 compared to a net gain of approximately $197,000 for 2012. The 2012 gain, primarily represented the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001. In 2013, the net loss primarily resulted from a loss of $157,000 resulting from the write-off of approximately $1 million of fixed assets no longer used in operations of the company.

Mark-to-Market Adjustment of Warrant Liability. Changes in the fair value of warrant liabilities resulted in a net non-cash gain of 3,000 and $452,000 for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Net cash used in operating activities during the year ended December 31, 2013 was approximately $12.3 million compared to $4.4 million for the same period in 2012. Net cash used in operating activities in 2013, was due primarily to the net loss of $17.7 million partially offset by stock-based compensation expense of $2.7 million, and the recognition of an adverse purchase commitment of $1.2 million, a decrease in accounts receivable of $2.1 million and mitigated by a reduction of accounts payable of $1.7 million. Net cash used in operations for the year ended December 31, 2012, was due primarily to a net loss of $5.4 million partially offset by stock-based compensation expense of $2.5 million, an increase in accounts receivable of $2.0 million, and mitigated by a reduction in accounts payable of $1.2 million.

Net cash used in investing activities for the year ended December 31, 2013, was approximately $136,000 compared to approximately $659,000, for the same period in 2012. Net cash used in investing activities for each period was for the addition of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2013, was $0 compared to $376,000 in 2012. For the year ended December 31, 2012, net cash provided by financing activities consisted primarily of proceeds from exercises of warrants.

Since inception, we have funded our operations with proceeds from the sale of securities and, from 2010, with revenue from sales of products.  Since the beginning of 2012, we have experienced a decrease in revenue, negative cash flows from operations, and a net loss. We had a net loss of $17.7 million and negative cash flows from operations of $12.3 million for the year ended December 31, 2013. At December 31, 2013, we had negative working capital of $2.3 million, including cash and cash equivalents of $907,000.

In an effort to preserve working capital, we implemented a series of restructuring measures in May and October 2013, principally consisting of reductions in our work force (see Note 12) and a reduction in compensation of our senior management. Additionally, on August 12, 2013, we and Vicis Capital Master Fund (“Vicis”), our majority stockholder, entered into an agreement pursuant to which Vicis furnished to us access to a $5.0 million credit line (see Note 13). Pursuant to the arrangement, from time to time through June 30, 2014, as our cash resources fall below $500,000, we are entitled to receive from Vicis $500,000 in consideration for which we will issue to Vicis a promissory note in the principal amount of $500,000. Ambient may draw down on the facility as needed until the entire $5.0 million is exhausted. The arrangement terminates on June 30, 2014, unless the parties elect to extend it by mutual agreement. All notes issued will also be due and payable by June 30, 2014.  As of the date of this filing of this report on Form 10-K, we have drawn down $2.0  million under this credit line, the funds from which are being used by the Company for working capital, general corporate purposes, and the funding of the Company’s strategic initiatives.

In January 2014, in a further effort to conserve working capital and manage the exposure to increased finished goods inventory, we effectively cancelled the balance of a purchase order placed with Bel Fuse Inc., the principal supplier of our communications nodes, for additional nodes with a contracted value of approximately $1.4 million.  Pursuant to the terms of the Master Supply and Alliance Agreement between Ambient and Bel Fuse Inc., entered into in February 2009, we remain responsible for materials procured, and associated direct costs incurred, by Bel Fuse Inc. in relation to purchase orders  issued by Ambient. We have agreed, in principle, with Bel Fuse Inc. to remit monthly prepayments during the first half of 2014 in the aggregate amount of $800,000. As of the date of the filing of this report on Form 10-K, Bel Fuse Inc. has invoiced the Company for $600,000, of which $600,000 has been remitted by us.  We believe that we will be able to mitigate additional costs associated with the program through the actual use of parts in future products, and/or through cooperative efforts between us and Bel Fuse Inc, to reduce any excess inventory of parts. In relation to the effective cancelation of the purchase order commitment mentioned above, we have, as of December 31, 2013recognized in our financial statements an  adverse purchase commitment in the amount of $1.2 million.

We need to raise additional operating capital on an immediate basis.  Management believes that current cash resources, together with the Vicis credit line referred to above, will allow us to meet current working capital requirements through June 2014.  However, without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter.

Nonetheless, there are factors that can impact our ability to continue to fund our operating needs through June 30, 2014, including:

●	Our ability to expand sales volume, which is highly dependent on the grid modernization plans of utilities;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability, and our contract manufacturer’s ability to maintain manufacturing costs as expected; and

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

If we cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers, we will need to raise additional capital to support our business. Except for the Vicis credit facility discussed in Note 13 to the Consolidated Financial Statements accompanying this annual report on Form 10-K, we have no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern after June 30, 2014.

In addition, if we do not have available cash from revenues or additional financing by June 30, 2014, we will not have sufficient cash flow to meet working capital needs and would be unable to repay amounts due under the Vicis credit facility, when due, which would have a material adverse impact on our business and operations. While we will actively seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Furthermore, our “going concern” may make it more difficult for us to raise funds.

Off-Balance Sheet Arrangements

In addition, if we do not have available cash from revenues or additional financing by June 30, 2014, we will not have sufficient cash flow to meet working capital needs and would be unable to repay amounts due under the Vicis credit facility, when due, which would have a material adverse impact on our business and operations. While we will actively seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us on a commercially reasonable basis, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Furthermore, our “going concern” may make it more difficult for us to raise funds.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods.

(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Purchase Commitment	$1,212	$1,212	$-	$-	$-
Rent obligations	1,383	380	858	145

Total	2,595	1,592	858	145	$-

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income.” The guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance was effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company adopted ASU 2013-02 for the year ended December 31, 2013, and no disclosure was required.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (who is also our principal financial and accounting officer) to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our Chief Executive Officer (who is also our principal financial and accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

During our fourth quarter ended December 31, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)   Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules
Not applicable

 (a)(3)   Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Ambient Corporation, as amended (filed as Exhibit 3.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2011, filed August 10, 2011).(1)

3.2	Bylaws of Ambient Corporation (filed as Exhibit 3.2 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Annual Report of Ambient Corporation on Form 10-K for the year ended December 31, 2011, filed March 6, 2012). (1)
4.2
Form of Senior Secured Promissory Note due June 30, 2014 evidencing amounts due and payable under the agreement referred to in Exhibit 10.35 (filed as Exhibit 4.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the  three months ended June 30, 2013, filed August 14, 2013) .(1)

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

10.5
Registration Rights Agreement dated as of May 26, 2006 among Ambient Corporation and certain investors (filed as Exhibit 10.9 to the Registration Statement of Ambient Corporation on Form SB-2, filed June 8, 2006, as File No. 333-134872).(1)

10.6
Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10.7
Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on July 31, 2007).(1)

10.8
Securities Purchase Agreement dated as of November 1, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.9
First Amendment dated as of November 1, 2007 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.10
First Amendment dated as of November 1, 2007 to Securities Purchase Agreement, dated as of July 31, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on November 5, 2007).(1)

10.11
Securities Purchase Agreement dated as of January 15, 2008, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.12
Second Amendment dated as of January 15, 2008 to Registration Rights Agreement, dated as of July 31, 2007, between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.13
First Amendment dated as of January 15, 2008 to Securities Purchase Agreement, dated as of November 1, 2007 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Current Report of Ambient Corporation on Form 8-K, filed on January 17, 2008).(1)

10.14
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

10.16
Amendment and Waiver dated as of April 23, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2008, filed August 14, 2008).(1)

10.17
Debenture Amendment Agreement dated as of November 21, 2008 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.1 to the Current Report of Ambient Corporation on Form 8-K, filed November 24, 2008).(1)

10.18
Securities Purchase Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10.19
Registration Rights Agreement, dated as of November 16, 2009 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.3 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended September 30, 2009, filed November 16, 2009).(1)

10.20
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

10.22
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

10.23
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

10.25	Ambient Corporation 2012 Stock Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
10.26	Ambient Corporation Management Incentive Bonus Plan (filed as Appendix B to the Definitive Proxy Statement of Ambient Corporation on Schedule 14A filed April 24, 2012) (1)+
10.27
Employment Agreement effective as of June 8, 2008  between Ambient Corporation and Michael Quarella (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended March 31, 2013, filed on May 13, 2013).(1)+

10.28
 Employment Agreement effective as of June 13, 2013  between Ambient Corporation and Stacey Fitzgerald (filed as Exhibit 10.1 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013).(1)+

10.29
Separation Agreement and Full Release of Claims dated as of June 26, 2013  between Ambient Corporation and Ram Rao (filed as Exhibit 10.2 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013).(1)+

10.30	Separation Agreement and Full Release of Claims dated as of November 27, 2013 between Ambient Corporation and Stacey Fitzgerald. +
10.31
Form of Letter Agreement dated June 5, 2013 between Ambient Corporation and certain executive officers (filed as Exhibit 10.3 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013).(1)+

10.32
Second Amendment to Lease Agreement dated June 19, 2013  between Ambient Corporation and N/S 757 Acquisition LLC (filed as Exhibit 10.4 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013).(1)

10.33
Note Purchase Agreement dated as of August 12, 2013 between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.5 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013). (1)

10.34
Security Agreement dated as of August 12, 2013  between Ambient Corporation and Vicis Capital Master Fund (filed as Exhibit 10.6 to the Quarterly Report of Ambient Corporation on Form 10-Q for the three month period ended June 30, 2013, filed on August 14, 2013) (1)

14	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Current Report of Ambient Corporation on Form 8-K, filed August 2, 2011).(1)
23.1	Consent of PricewaterhouseCoopers LLP
31	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer (and Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS*	XBRL Instance Document
101 .SCH*	XBRL Taxonomy Extension Schema
101 .CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF*	XBRL Taxonomy Extension Definition Linkbase
101 .LAB*	XBRL Taxonomy Extension Label Linkbase
101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase
_______________
+	Management Agreement
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

AMBIENT CORPORATION
(Registrant)

April 14, 2014	By:	/s/ John J. Joyce,
John J. Joyce,
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Joyce	PRESIDENT, CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER,CHAIRMAN OF THE BOARD	April 14, 2014
John J. Joyce	and DIRECTOR

/s/ Michael L. Widland	DIRECTOR	April 14, 2014
Michael L. Widland

/s/ D. Howard Pierce	DIRECTOR	April 14, 2014
D. Howard Pierce

/s/ Thomas Michael Higgins	DIRECTOR	April 14, 2014
Thomas Michael Higgins

/s/ Francesca E. Scarito	DIRECTOR	April 14, 2014
Francesca E. Scarito

AMBIENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ambient Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Ambient Corporation and its subsidiary at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

April 14, 2014

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$907	$13,314
Accounts receivable	168	2,287
Inventory	279	575
Prepaid expenses and other current assets	460	709
Total current assets	1,814	16,885
Property and equipment, net	879	1,444
Total assets	$2,693	$18,329
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,175	$2,842
Accrued expenses and other current liabilities	342	1,139
Deferred revenue	1,333	683
Accrued warranty	54	126
Adverse purchase commitment	1,212	-
Warrant liability	-	3
Total current liabilities	4,116	4,793
Non-current liabilities
Deferred rent	96	-
Total liabilities	$4,212	$4,793
COMMITMENTS (NOTE 15)
Stockholders' (Deficit) Equity :
Preferred stock, $0.001 par value;
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value;
100,000,000 shares authorized;
16,868,160 and 16,664,553 shares issued and outstanding	17	17
Additional paid-in capital	243,022	240,340
Accumulated deficit	(244,558)	(226,821)
Total stockholders' (deficit) equity	(1,519)	13,536
Total liabilities and stockholders' (deficit) equity	$2,693	$18,329

See notes to the Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)

	For the Year Ended December 31,
	2013	2012

Total revenue	$11,350	$42,805
Cost of goods sold	8,205	24,517
Gross profit	3,145	18,288

Operating expenses:
Research and development expenses	11,225	14,336
Selling, general and administrative expenses	9,117	9,656
Write-off of deferred financing costs	-	389
Restructuring costs	436	-
Total operating expenses	20,778	24,381

Operating loss	(17,633)	(6,093)

Other (loss) gain	(102)	198
Interest expense	(5)	(1)
Mark-to-market adjustment of warrant liability	3	452
Total other (loss) income	(104)	649

Loss before taxes	(17,737)	(5,444)

Provision for income taxes	-	-

Net loss	$(17,737)	$(5,444)

Net loss per basic share	$(1.06)	$(0.33)
Net loss per diluted share	$(1.06)	$(0.33)

Weighted average shares used in computing basic net loss per share	16,690	16,625
Weighted average shares used in computing diluted net loss per share	16,690	16,625

 See notes to the Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance - December 31, 2011	16,557,384	$17	$237,421	$(200)	$(221,377)	$15,861

Common stock issued upon exercise of warrants	106,228	-	588	-	-	588
Common stock issued upon exercise of options	941	-	4	-	-	4
Stock-based compensation expense	-	-	2,527	-	-	2,527
Retirement of treasury stock	-	-	(200)	200	-	-
Net loss	-	-	-	-	(5,444)	(5,444)
Balance - December 31, 2012	16,664,553	$17	$240,340	$-	$(226,821)	$13,536

Common stock issued upon vesting of RSUs	203,607		1,350			1,350
Stock-based compensation expense			1,332			1,332
Net loss					(17,737)	(17,737)
Balance - December 31, 2013	16,868,160	$17	$243,022	$-	$(244,558)	$(1,519)

See notes to the Consolidated Financial Statements

 AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,737)	$(5,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	574
Stock-based compensation	2,682	2,527
Adverse purchase commitment	1,212	-
Write-off of deferred finance costs	-	389
Write-off of fixed assets	157	-
Mark-to-market adjustment of warrant liability	(3)	(452)
Changes in operating assets and liabilities:
Accounts receivable	2,119	(2,003)
Inventory	296	885
Prepaid expenses and other current assets	249	(182)
Accounts payable	(1,667)	(1,188)
Accrued expenses and other current liabilities	(797)	425
Deferred revenue	650	230
Accrued warranty	(72)	11
Income taxes payable	-	(41)
Deferred rent	96	(99)
Net cash used in operating activities	(12,271)	(4,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(136)	(659)
Net cash used in investing activities	(136)	(659)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants	-	372
Proceeds from exercise of stock options	-	4
Net cash provided by financing activities	-	376

DECREASE IN CASH AND CASH EQUIVALENTS	(12,407)	(4,651)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,314	17,965

CASH AND CASH EQUIVALENTS - END OF PERIOD	$907	$13,314

Non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$-	$110

Supplemental disclosures of cash flow information:
Interest paid	$6	$1
Income taxes paid	$-	$41

See notes to the Consolidated Financial Statements

AMBIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ambient Corporation (“Ambient,” the “Company,” “we or “us”) is a Delaware corporation incorporated in June, 1996, and is a provider of a communications platform that incorporates various communication technologies and enables utilities and other grid managers to implement a grid modernization program, deploying different applications, whether Ambient or third-party developed.  The Company’s innovative platform enables grid managers to deploy and integrate multiple smart grid applications and technologies, in parallel, on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation, and more.

The Company’s long-standing relationship with Duke Energy has been the primary source of the Company’s business since 2008.  In September 2009, the Company entered into a long-term agreement with Duke Energy through 2015 to supply Duke Energy with the Company’s Ambient Smart Grid® communications nodes and license the Company’s AmbientNMS® software. Since establishing the relationship with Duke Energy, the Company has been focused on developing its technology to meet the needs of their smart grid communications platform. Based upon the success of the relationship and its proven technology, the Company is focusing on new business development, marketing and sales programs, and further technology development in order to expand its customer base. To that end, in 2013 Consolidated Edison selected Ambient for a long-standing grid monitoring project collecting power quality data from commercial and industrial meters, and began deploying the Company’s product. In late 2013, the scope of work with Consolidated Edison expanded beyond the initial project and has led to additional sales of our communications nodes.  In addition, we are participating in a number of field trials with European utilities, and working with partners to introduce our technology to global markets.

 Liquidity Risk and Management Plan

Since inception, the Company has funded its operations with proceeds from the sale of securities and, from 2010, with revenue from sales of products.  Since the beginning of 2012, the Company has experienced a decrease in revenue, negative cash flows from operations, and a net loss. The Company had a net loss of $17.7 million and negative cash flows from operations of $12.3 million for the year ended December 31, 2013. At December 31, 2013, the Company had negative working capital of $2.3 million, including cash and cash equivalents of $907,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In an effort to preserve working capital, the Company implemented a series of restructuring measures during the past year including May 8, 2013, and October 29, 2013, (discussed in more detail in Note 12).  Additionally, in August 2013, the Company entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), the Company’s majority stockholder (see Note 13), pursuant to which the Company has  access to up to $5 million in available credit, all of which becomes due on June 30, 2014.

 The Company believes that its current cash resources, together with the Vicis credit line referred to above, will allow it to meet its current working capital requirements through June 2014.  However, without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter.

 Nonetheless, there are factors that can impact the Company’s ability to continue to fund its operating needs through June 30, 2014, including:

●	The Company’s ability to expand sales volume, which is highly dependent on the grid modernization plans of utilities;
●	The Company’s ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;
●	The Company and its contract manufacturer’s ability to maintain manufacturing costs as expected; and
●	The Company’s continued need to reduce its cost structure while simultaneously expanding the breadth of its business, enhancing its technical capabilities, and pursuing new business opportunities.

If management cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers, the Company will need to raise additional capital to support its business. Except for the Vicis credit facility discussed in Note 13, the Company has no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern after June 30, 2014.

In addition, if the Company does not have available cash from revenues or additional financing by June 30, 2014, it will not have sufficient cash flow to meet its working capital needs and would be unable to repay amounts due under the Vicis credit facility, when due, which would have a material adverse impact on its business and operations. While the Company has been actively seeking to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. Furthermore, our “going concern” may make it more difficult for the Company to raise funds if and when needed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these estimates can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. For any given estimate or assumption made by the Company’s management, there may be other estimates or assumptions that are as reasonable. The Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

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

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with the Earning Per Share topic of the FASB ASC260. Basic net income (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share adjusts basic net income (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments; only in the periods in which such effect is dilutive.

The following is a reconciliation of the denominators of basic and diluted earnings per share computations:

	December 31,
(in thousands)	2013	2012
Weighted average shares outstanding used to compute basic earnings per share	16,690	16,625

Effect of dilutive stock options and warrants	-	-

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	16,690	16,625

The following securities have been excluded from the calculation of net income (loss) per share, as their effect would be anti-dilutive.

	December 31,
(in thousands)	2013	2012
Stock options and Restricted Stock Units	2,677	2,426
Warrants	-	56
Total anti-dilutive shares	2,677	2,482

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from one to five years. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income or loss. During 2013, the company evaluated the remaining useful lives of its property and equipment for any changes.

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

The Company generally includes a period of free maintenance services beginning from the sale of the communications nodes and NMS software. As such, the Company recognizes a portion of the revenue from the sales of its products upon delivery to the customer. The revenue allocated to the free period of maintenance services is deferred and recognized ratably over the period of performance.

The Company offers additional software maintenance service, on a fee basis, that entitles the purchasers of its products and AmbientNMS® software to post-contract customer support including help desk support, and unspecified updates and upgrades to its products on a when-and-if available basis. Maintenance services are recognized ratably over the period of performance.

The Company recognizes revenue from the sale of (i) hardware products, and (ii) software bundled with hardware that is essential to the functionality of the hardware in accordance with revenue recognition for multiple-element arrangements. The Company recognizes revenue in accordance with applicable industry-specific software accounting guidance for (i) stand-alone sales of software products, (ii) related software maintenance renewals, and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (‘‘ASU 2009-13’’) (formerly EITF Issue 08-1) and ASU No. 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (‘‘ASU 2009-14’’) (formerly EITF 09-3). ASU 2009-13 requires arrangement consideration to be allocated using the relative selling price method, which requires entities to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of each element when a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”). ASU 2009-14 provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 were effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 and 2009-14 effective January 1, 2011.

For hardware sales, we evaluate each deliverable in an arrangement to determine whether it should be accounted for as a separate unit of accounting. The delivered items or item shall be considered a separate unit of accounting if it has stand-alone value to the customer and there are no customer-negotiated refunds or return rights.

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

We determine VSOE of a deliverable based on the price at which we sell the deliverable on a stand-alone basis to third parties, or from the stated renewal rate for the service elements contained in the initial arrangement. VSOE has been established for our software maintenance element. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP has been established for our bundled hardware and software portion of the arrangement.

We have established an annual review process around VSOE, TPE, and BESP. When establishing BESP the Company considers multiple factors, including, but not limited to, the relative value of the features and functionality being delivered to the customer, and general pricing practices. Based on our analysis of pricing stated in contractual arrangements for our hardware products in historical multiple-element transactions, we have concluded that we typically price our hardware and embedded software at the contractually agreed-upon amounts. Therefore, we have determined that, for our hardware and embedded software for which VSOE or TPE is not available, our BESP generally comprises prices based on our contractually agreed-upon rates.

The Company accounts for multiple-element arrangements that consist of only software or software-related products, including the sale of maintenance services for previously sold software, in accordance with industry-specific software accounting guidance. For such multiple-element software transactions, revenue is allocated to each element based on the residual method when VSOE has been established for the undelivered element. If the Company cannot objectively determine the VSOE of any undelivered element included in such multiple-element arrangements, the Company defers revenue until VSOE is established for any remaining undelivered elements, or all elements are delivered and services have been performed.

Deferred Revenue

Deferred revenue relates primarily to maintenance support agreements and service agreements billed to customers to whom the services have not yet been provided. Deferred revenue consisted of the following for the years ended December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Deferred maintenance	$592	$588
Deferred service	631	95
Deferred hardware	110	-
Total deferred revenue	$1,333	$683

Deferred maintenance revenue as of December 31, 2013 and 2012 pertained to the Duke Energy maintenance agreement, and deferred service, and hardware revenue as of December 31,  2013 and 2012 was related primarily to the Consolidated Edison agreements.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectability of the balances. At December 31, 2013, and 2012, the Company believed that no allowance was necessary.

At December 31, 2013, one customer accounted for 76% of accounts receivables recorded in 2013, and six other customers accounted for the remaining balance of accounts receivables.  At December 31, 2012, one customer accounted for 100% of our accounts receivable. See Note 14.

INVENTORY

Inventory is valued at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. (Discussed in more detail in Note 5)

RESEARCH AND DEVELOPMENT AND PATENT COSTS

Both research and development costs and patent costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

Historically, costs incurred in the research and development of new software products, and enhancements to existing software products have been expensed as incurred. After technological feasibility is established, additional development costs are capitalized. As of December 31, 2013, and 2012, no software development costs have been capitalized, as the costs incurred after establishing technological feasibility were not material.

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

The Company follows the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

WARRANTIES

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company’s current standard product warranty includes a one-year warranty period for defects in material and workmanship. The Company accrues a liability based on the actual historical return rate for repair of products within the one-year warranty period. The Company makes and revises this estimate based on the number of communications nodes delivered and its historical experience with warranty claims. The Company continually monitors the rate of actual product returns for repair and the quality of its products, including the quality of the products produced by its U.S.-based contract manufacturer in China.

The Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, in an effort to ensure the quality of its products and reduce its warranty exposure. The warranty obligation will be affected not only by product failure rates, but also by the costs to repair or replace failed products and potential service and delivery costs incurred in correcting a product failure. If the Company’s actual product failure rates, repair or replacement costs, or service or delivery costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

The following table summarizes the activity of the Company’s warranty accrual for 2013 and 2012, respectively:

	December 31,
(in thousands)	2013	2012
Balance at beginning of period	$126	$115
Warranty costs accrued	15	110
Warranty costs incurred	(87)	(99)
Balance at end of period	$54	$126

The Company’s software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with these software product and service performance warranties, and, as such, the Company has not provided for any reserves for any such warranty liabilities in its operating results.

WARRANTS

Warrants (defined in Note 8) are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the statement of operations in each subsequent period. Fair value of the warrants is determined by management using a multiple-scenario, probability-weighted option-pricing model using the following inputs: the fair value of the underlying common stock at the valuation measurement date, the risk-free interest rates, the expected dividend rates, the remaining contractual terms of the warrants, the expected volatility of the price of the underlying common stock, and the probability of certain events occurring. The assumptions used in calculating the estimated fair value of the warrants represent management's best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the derivative and warrant liabilities and the change in their estimated fair values could be materially different.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. The Company did not record an impairment charge in 2013 and 2012. However, useful lives of its property and equipment were evaluated for any changes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income.” The guidance requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance was effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company adopted ASU 2013-02 for the year ended December 31, 2013, and no disclosure was required.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures at fair value its financial assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The fair value of cash and cash equivalents approximate the carrying amount due to the short term maturities of these instruments.

The following table provides the financial assets and liabilities at fair value measured on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$762	$262	$500	$—
Total assets	762	262	500	—

	December 31, 2012
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$12,070	$—	$12,070	$—
Total assets	12,070	—	12,070	—

Current liabilities:
Warrant liabilities	3	—	—	3
Total liabilities	$3	$—	$—	$3

NOTE 4 - SALES AND CUSTOMER CONCENTRATION

(in thousands)	Year ended December 31,
	2013	2012

Products	$9,705	$41,404
Software maintenance	1,645	1,401
Total revenue	$11,350	$42,805

Duke Energy accounted for substantially all of the product and software maintenance revenue for the 2013 and 2012 periods.

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on the first-in-first-out (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. At December 31, 2013 and 2012, the Company had inventory of $279,000 and $575,000, respectively. Inventory as of December 31, 2013, consisted of finished goods of $733,000 and $86,000 of deferred costs. $523,000 of finished goods is stored at an offsite warehouse in Hong Kong. Inventory as of December 31, 2012, primarily consisted of shipments in transit, which represents the cost of finished goods inventory shipped for which title has not yet passed to our customer. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2013 and 2012, our charges for excess inventory totaled $540,000 and $0, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Computers	$344	$723
Software	491	816
Machinery and equipment	1,299	1,433
Furniture and office equipment	90	288
	$2,224	$3,260
Less - accumulated depreciation	$(1,345)	$(1,816)
	$879	$1,444

During 2013, the Company wrote off approximately $1million of fixed assets no longer used in the operation of the Company resulting in a loss of $157,000. Depreciation expense was approximately $544,000 and $574,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
(in thousands)	2013	2012
Accrued compensation and benefits	$222	$628
Accrued insurance premiums	-	237
Accrued professional services	47	93
Accrued freight	-	52
Accrued excise taxes	1	20
Other accrued liabilities	72	109
	$342	$1,139

NOTE 8 – WARRANTS

As of December 31, 2013, the Company had no warrants outstanding.  A total of 133,929 unexercised warrants issued in connection with various financing agreements expired in April 2013.

In connection with issuing securities associated with certain historical financing transactions, the Company issued warrants which were classified as liabilities in accordance with ASC 815, due primarily to an anti-dilution price protection feature. Changes in the fair values of these instruments require adjustments to the amount of the liabilities recorded on the Company’s balance sheet, and the corresponding gain or loss is required to be recorded in the Company’s consolidated statement of operations.  As such, the Company recorded a gain of $3,000 and $452,000 for the years ended December 31, 2013 and 2012, respectively.

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

All warrants previously issued expired as of April 28, 2013, and the corresponding warrant liability was valued at zero as of December 31, 2013.

 The assumptions used by the Company to determine fair value for the warrants as of December 31, 2012 are summarized in the following table:

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

The following table summarizes the changes in the estimated fair value of the warrants for the years ended December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Balance at beginning of period	$3	$671
Mark-to-market adjustment	(3)	(253)
Exercise and expiration of warrants	-	(415)
Balance at end of period	$-	$3

NOTE 9 – STOCKHOLDERS' EQUITY

The Company has two classes of capital stock: common and preferred. As of December 31, 2013, the Company had 100,000,000 shares of common stock authorized and 5,000,000 shares of preferred stock authorized, both at $0.001 par value per share. Currently, the terms of the authorized preferred stock have not been established.

NOTE 10 – STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Cost of goods sold	$256	$345
Research and development	1,292	855
Selling, general and administrative expenses	1,134	1,327
Total stock-based compensation	$2,682	$2,527

Stock Incentive Plans

In November 2000, the Company adopted the 2000 Equity Incentive Plan (the “2000 Incentive Plan”). The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. On August 15, 2011, the Board of Directors of the Company approved an amendment to the Company’s 2000 Incentive Plan to increase the number of shares of the Company’s common stock available for issuance under the 2000 Incentive Plan from 1,100,000 to 2,750,000 shares. The Company may continue to grant equity incentives under this plan.

In December 2002, the Company adopted the 2002 Non-Employee Directors Stock Option Plan (the “2002 Directors Plan”) providing for the issuance of shares of Common Stock to non-employee directors. Under the 2002 Directors Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant. On August 15, 2011, the Board of Directors of the Company also approved an amendment to the Company’s 2002 Directors Plan to increase the number of shares of the Company’s common stock available for issuance under the 2002 Directors Plan from 250,000 to 750,000 shares. By written consent, the holder of a majority of the shares of outstanding common stock of the Company approved the amendment for such increase.

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

In addition to the options granted under the stock option plans discussed above (the “Plans”), the Company has issued options outside of the Plans, pursuant to various employment, consulting and separation agreements (referred to as “Non-plan” stock options).

As of December 31, 2013, there were 203,607 vested Restricted Stock Units (RSU) outstanding. A summary of the Company’s non-vested RSU activity for the year ended December 31, 2013 is presented below:

	Plan	Weighted Average Grant Date Fair Value
Non Vested RSU’s outstanding, December 31, 2012	—	$—
Granted	1,991,758	2.34
Vested	(203,607)	2.34
Forfeited or not earned	(580,924)	2.25

Non Vested RSU’s outstanding, December 31, 2013	1,207,227	$2.38

There was an aggregate intrinsic value of $430,785 for the vested underlying RSU’s as of December 31, 2013.

The following table summarizes stock option activity during the year ended December 31, 2013:

	Plan	Non-plan	Total	Weighted Average Exercise Price
Options outstanding, December 31, 2012	3,261,182	15,000	3,276,182	$7.55
Granted	94,000	—	94,000	2.65
Exercised	—	—	—	-
Forfeited	(742,808)	—	(742,808)	6.42

Options outstanding, December 31, 2013	2,612,374	15,000	2,627,374	$7.69

Shares of Common Stock available for future grant under the plans	3,435,982

There was no aggregate intrinsic value of the underlying stock options as of December 31, 2013.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Weighted Average Remaining			Options Exercisable Weighted Average
Ranges of price	Number Outstanding	Contractual Life (yrs)	Exercise Price	Number Exercisable	Exercise Price
$2.37 - $4.50	452,509	5.30	$3.46	395,347	$3.59
$4.62 - $7.50	1,529,382	7.01	6.57	1,233,311	6.55
$7.51 - $12.30	558,233	5.81	11.90	555,566	11.92
$15.00 - $20.00	72,750	0.98	19.66	72,750	19.66
$25.00 - $30.00	9,500	1.47	27.63	9,500	27.63
$50.00	5,000	0.55	50.00	5,000	50.00
$2.37 to $50.00	2,627,374	6.26	$7.69	2,271,474	$7.95

Share based compensation - The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2013	2012
Risk free interest rate	1.39%	1.7%
Expected life (yrs)	5	5.1
Expected volatility	70.01%	62.3%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$1.68	$2.94

The Company currently has no history or expectation of paying cash dividends on our common stock. The Company estimates the volatility of its common stock at the date of grant based on the volatility of the stock prices of a peer group of publicly-traded companies for a period that approximates the expected life of its stock options. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. The expected term represents the weighted-average period the stock options are expected to remain outstanding. As of December 31, 2013, there was $792,000 of unrecognized compensation cost related to non-vested options granted. That cost is expected to be recognized over a weighted-average period of approximately 13 months. As of December 31, 2013, there was approximately $2 million of unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of approximately 10 months.

NOTE 11 – INCOME TAXES:

The following is a reconciliation of the federal statutory tax rate of 34% for, 2013 and 2012, with the provision for income taxes:

	December 31,
	2013	2012
Statutory tax rate	34%	34%
State tax net of federal benefit	5%	5%
Mark-to-market adjustment of warrant liability	0%	3%
Research and development tax credits	6%	7%
Cancellation/Forfeiture of Options/Warrants	(2)%	0%
Valuation allowance	(44)%	(49)%
Other	1%	0%
Effective federal tax rate	0%	0%

Significant components of the Company's deferred tax assets are as follows:

(in thousands)	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss and tax credit carry forwards	$12,761	$6,188
Stock based compensation	3,409	2,913
Capitalized patent costs, net of amortization	762	742
Inventory reserve	689	-
Other	148	153
Total deferred tax assets	17,769	9,996
Deferred Tax Liabilities:
Depreciation	(297)	(416)
Total deferred tax liabilities	(297)	(416)
Net deferred tax assets, before valuation allowance	$17,472	$9,580
Valuation allowance	(17,472)	(9,580)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against the U.S. net deferred tax assets since the Company believes that, after considering all of the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is not more likely than not that these assets will be realized.

At December 31, 2013, the Company had available $85.4 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2028 through 2033. The Company also has U.S. state net operating loss carryforwards of approximately $21.2 million that will expire at various date beginning in 2014. The Company also has federal and state research and development tax credit carryforwards of approximately $3.6 million that expire at various dates beginning in 2023, as well as a federal alternative minimum tax credit carry forward of $0.2 million that can be carried forward indefinitely. However, due to changes in stock ownership, the use of the U.S. net operating loss carry forwards is limited under Section 382 of the Internal Revenue Code. As such, approximately $61.4 million of these net operating loss carry forwards will expire and will not be available to use against future tax liabilities.

The increase in the valuation allowance was due primarily to the increase in net operating losses, the effects of accrued expenses, depreciation and amortization, and increases in stock based compensation.

At December 31, 2012 and 2013, the Company had no material unrecognized tax benefits. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2012 and 2013.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities.  Earlier years may be examined to the extent that credit or loss carry forwards are used in subsequent periods.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The deferred benefit recorded in 2013 related to the 2012 federal research and development credit was $657,427, which was offset by a full valuation allowance.

NOTE 12 – RESTRUCTURING

            On May 8, 2013, due to general market conditions and the Company’s expectation of a significant decrease in revenues for fiscal year 2013, the Company implemented a plan to reduce operating expenses primarily through a reduction in its workforce of 26 employees and compensation reductions for senior management.  As a result of this initiative, the Company incurred and recorded total restructuring costs of $341,000 primarily representing the cost of severance payments to impacted employees. These restructuring costs were all incurred and paid by June 30, 2013.

In a further effort to address the continuing expected operating cash shortfalls, on October 29, 2013, the Company implemented and completed a plan to reduce operating expenses primarily through a further reduction in its workforce of 14 employees. The Company believes that the recent measures will allow it to continue with its development efforts while preserving liquidity. As a result of these measures, the Company incurred and recorded restructuring costs of $95,000, primarily representing the cost of severance payments to impacted employees. These restructuring costs were all incurred and paid by December 31, 2013.

 NOTE 13 - LINE OF CREDIT

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

Between January and April 10, 2014, the Company has effected four draw-downs and issued four secured promissory notes each payable on or before June 30, 2014, in the principal aggregate amount of $2.0 million.

NOTE 14 – CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from Duke Energy, comprising substantially all of the Company’s revenues. This customer concentration increases the Company’s exposure to credit risk since the financial insolvency of this customer could have a significant impact on the Company’s liquidity and results of operations.

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

NOTE 15 – COMMITMENTS

The Company periodically enters into non-cancelable purchase contracts in order to ensure the availability of materials to support production of its products. Purchase commitments represent enforceable and legally binding agreements with suppliers to purchase goods or services. The Company periodically assesses the need to provide for impairment on these purchase contracts and record a loss on purchase commitments when required. As of December 31, 2013 and 2012, the Company recorded a liability for adverse purchase commitments of $1.2 million and $0 respectively.

Ambient does not own any real property. The Company's corporate office in Newton, Massachusetts consists of two floors comprised of approximately 20,242 square feet. The lease terms for the premises were amended and renewed on October 1, 2013 and expires on April 30, 2017.  The lease provides for an initial period of the lease to be rent free and includes scheduled rent escalations. Accounting principles generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the cumulative excess of the straight-line expense over the payments made. As of December 31, 2013, the amount of deferred rent on the Company’s balance sheet was $96,000. Rent expense for 2013 and 2012 was $559,000 and $498,000, respectively.

Future minimum annual rental payments as of December 31, 2013 through 2017 are as follows:

Years ended December 31,

(in thousands)
2014	$380
2015	424
2016	434
2017	145

Total	$1,383

NOTE 16 – RETIREMENT PLAN

Effective January 1, 2013, the Company established a 401(k) plan for eligible employees. Under the provision of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company’s 401(k) plan provides for a matching contribution of up to 4% of participating employee compensation. The Company's contribution for 2013 and 2012 was $279,000 and $341,000 respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company retains the services of a law firm to perform legal services from time to time. One of the partners of the firm is a non-employee director of the Company. Legal fees incurred with this firm amounted to approximately $94,000 and $179,000 for 2013 and 2012, respectively.