Form 10-Q
period 2014-03-31
AMBIENT CORP /NY
filed 2014-05-15
CIK 1047919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 14, 2014, there were 17,480,977 shares of issuer's common stock, par value $0.001 per share, outstanding.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this annual report on Form 10-K. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. These statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our ability to continue as a going concern; our continued failure to comply with the continued listing requirements of the NASDAQ Capital Market may result in our common stock being delisted from the NASDAQ Stock Market, which may severely limit our ability to raise additional capital; our ability to secure additional financing and/or defer expenditures; our ability to retain and attract customers, particularly in light of our historical dependence on a single customer for substantially all of our revenue; our expectations regarding our expenses and revenue; strategic alternatives that may become available to us; expectations regarding our ability to reduce operating expenses as a result of streamlining operations anticipated trends and challenges in our business and the markets in which we operate, including the market for smart grid technologies; our expectations regarding competition as more and larger companies enter our markets and as existing competitors improve or expand their product offerings; our plans for future products and enhancements of existing products; our anticipated cash needs and our estimates regarding our capital requirements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBIENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,037	$907
Accounts receivable	63	168
Inventory	259	279
Prepaid expenses and other current assets	392	460
Total current assets	1,751	1,814
Property and equipment, net	759	879
Total assets	$2,510	$2,693
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$932	$1,175
Accrued expenses and other current liabilities	535	342
Deferred revenue	2,209	1,333
Accrued warranty	37	54
Adverse purchase commitment	612	1,212
Notes payable	2,000	-
Total current liabilities	6,325	4,116
Non-current liabilities
Deferred revenue	278	-
Deferred rent	124	96
Total liabilities	$6,727	$4,212
Stockholders' (Deficit):
Preferred stock, $0.001 par value;
5,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value;
100,000,000 shares authorized;
17,267,372 and 16,868,160 shares issued and outstanding	17	17
Additional paid-in capital	244,125	243,022
Accumulated deficit	(248,359)	(244,558)
Total stockholders' (deficit)	(4,217)	(1,519)
Total liabilities and stockholders' (deficit)	$2,510	$2,693

See notes to the Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Total revenue	$565	$4,981
Cost of goods sold	582	2,939
Gross (loss) profit	(17)	2,042
Operating expenses:
Research and development expenses	2,013	3,262
Selling, general and administrative expenses	1,745	2,268
Total operating expenses	3,758	5,530
Operating loss	(3,775)	(3,488)
Other (loss) gain	(4)	31
Interest expense	(22)	(2)
Mark-to-market adjustment of warrant liability	-	3
Total other (loss) income	(26)	32
Loss before taxes	(3,801)	(3,456)
Provision for income taxes	-	-
Net loss	$(3,801)	$(3,456)

Net loss per basic share	$(0.22)	$(0.21)
Net loss per diluted share	$(0.22)	$(0.21)

Weighted average shares used in computing basic net loss per share	17,082	16,665
Weighted average shares used in computing diluted net loss per share	17,082	16,665

 See notes to the Consolidated Financial Statements

AMBIENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,801)	$(3,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	164
Stock-based compensation	1,103	438
Mark-to-market adjustment of warrant liability	-	(3)
Changes in operating assets and liabilities:
Accounts receivable	105	2,188
Inventory	20	427
Adverse purchase commitment	(600)	-
Prepaid expenses and other current assets	68	202
Accounts payable	(243)	(2,007)
Accrued expenses and other current liabilities	193	(297)
Deferred revenue	1,154	92
Accrued warranty	(17)	(7)
Deferred rent	28	-
Net cash used in operating activities	(1,870)	(2,259)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(27)
Net cash used in investing activities	-	(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing Notes payable	2,000	-
Net cash provided by financing activities	2,000	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130	(2,286)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	907	13,314
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,037	$11,028

Non-cash financing and investing activities:
Purchases of property and equipment not yet paid	$-	25
Supplemental disclosures of cash flow information:
Interest paid	$-	$2

 See notes to the Consolidated Financial Statements

 AMBIENT CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Ambient Corporation (“Ambient”, the “Company,”  “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 14, 2014.

The Company is a provider of a communications platform that incorporates various communication technologies and enables utilities and other grid managers to implement a grid modernization program, deploying different applications, whether Ambient or third-party developed. The Company’s innovative communications platform enables utilities to deploy and integrate multiple smart grid applications and technologies, in parallel, on a single communications infrastructure, supporting smart metering, distribution automation, distribution management, demand response, distributed generation and more.

The Company’s long-standing relationship with Duke Energy, which the Company believes has one of the most forward-looking smart grid investment initiatives in North America, has been to date the primary source of the Company’s business.  In September 2009, the Company entered into a long-term agreement with Duke Energy through 2015 to supply Duke Energy with the Company’s Ambient Smart Grid® communications nodes and license the Company’s AmbientNMS® software. Since establishing the relationship with Duke Energy, the Company has been focused on developing its technology to meet the needs of their smart grid communications platform. Based upon the success of the relationship and its proven technology, the Company is focusing on new business development, marketing and sales programs, and further technology development in order to expand its customer base. To that end, in 2013 Consolidated Edison selected Ambient for a long-standing grid monitoring project collecting power quality data from commercial and industrial meters, and began deploying the Company product. In late 2013, the scope of work with Consolidated Edison expanded beyond the initial project and has led to additional sales of our communications nodes.  In addition, we are participating in a number of field trials with European utilities, and working with partners to introduce our technology to global markets.

On August 23, 2012, the Company established Ambient Corporation Europe Limited, its subsidiary based in the United Kingdom. The entity is wholly-owned and was established to serve as a Company sales office. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

Liquidity Risk and Management Plan

Since inception, the Company has funded its operations with proceeds from the sale of securities and, from 2010, with revenue from sales of products.  Since the beginning of 2012, the Company has experienced a decrease in revenue, negative cash flows from operations, and a net loss. The Company had a net loss of $3.8 million and negative cash flows from operations of $1.9 million for the three month ended March 31, 2014. At March 31, 2014, the Company had negative working capital of $4.6 million, including cash and cash equivalents of $1.0 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In an effort to preserve working capital, the Company implemented a series of restructuring measures on May 8, 2013, and October 29, 2013.  Additionally, in August 2013, the Company entered into a financing arrangement with Vicis Capital Master Fund (“Vicis”), the Company’s majority stockholder (see Note 12), pursuant to which the Company has  access to up to $5 million in available credit, all of which becomes due on June 30, 2014. As of the date of the filing of this quarterly report on Form 10-Q, the company has utilized $3.0 million of the available credit.

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

 Nonetheless, there are factors that can impact the Company’s ability to continue to fund its operating needs beyond June 30, 2014, including:

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

If management cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers, the Company will need to raise additional capital to support its business. Except for the Vicis credit facility discussed in Note 12, the Company has no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern after June 30, 2014.

In addition, if the Company does not have available cash from revenues or additional financing by June 30, 2014, it will not have sufficient cash flow to meet its working capital needs and would be unable to repay amounts due under the Vicis credit facility, when due, which would have a material adverse impact on its business and operations. While the Company has been actively seeking to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. Furthermore, the “going concern” may make it more difficult for the Company to raise funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2014-08 defines a discontinued operation as disposal of components of an entity that represents a strategic shift that has or will have a major effect on an entity’s operations. ASU No. 201408 also requires a reporting entity to present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position for each comparative period. ASU 2014-08 becomes effective for interim and annual periods beginning on or after December 15, 2014. Adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table provides the assets and liabilities at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$551	$551	$-	$-
Total assets	551	551

	December 31, 2013
	Total Carrying Value	Quoted Prices in Active Markets	Using Significant Other Observable Inputs	Using Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds and certificates of deposit	$762	$262	$500	$-
Total assets	762	262	500	-

NOTE 4 - STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2014 and 2013:

(in thousands)	Three Months Ended March 31,
	2014	2013

Cost of goods sold	$98	$86
Research and development	556	142
Selling, general and administrative expenses	449	210
Total stock-based compensation	$1,103	$438

NOTE 5 - NET LOSS PER SHARE

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock, including common stock equivalents outstanding. Certain common shares consisting of stock options and warrants that would have an anti-dilutive effect were not included in the diluted earnings per share attributable to common stockholders for the three months ended March 31, 2014 and 2013.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in thousands)	2014	2013

Weighted average shares outstanding used to compute basic earnings per share	17,082	16,665

Effect of dilutive stock options and warrants	-	-

Weighted average shares outstanding and dilutive securities used to compute dilutive earnings per share	17,082	16,665

The following securities have been excluded from the calculation of net (loss) per share, as their effect would be anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2014	2013

Stock options & restricted stock units	3,245	3,274
Warrants	-	5
Total anti-dilutive shares	3,245	3,279

NOTE 6 - SALES AND CUSTOMER CONCENTRATION

Total revenue for the three months ended March 31, 2014 and 2013 was as follows:

(in thousands)	Three Months Ended March 31,
	2014	2013

Products	$159	$4,575
Software maintenance	406	406
Total revenue	$565	$4,981

Three customers accounted for substantially all of the product and software maintenance revenue in 2014, while Duke Energy accounted for substantially all of the product and software maintenance revenue in 2013.

NOTE 7 – INVENTORY

Inventory is valued at the lower of cost or market and is determined on the first-in-first-out (FIFO) basis. Market is determined as the replacement cost for direct materials and the net realizable value for finished goods. As of March 31, 2014 and December 31, 2013, the Company had finished good inventory of $259,000 and $279,000, respectively. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For three months ended March 31, 2014 and March 31, 2013, our charges for excess inventory totaled $246,000 and $0, respectively.

In January 2014, in a further effort to conserve working capital and manage the exposure to increased finished goods inventory, we effectively cancelled the balance of a purchase order placed with Bel Fuse Inc., the principal supplier of our communications nodes, for  additional nodes with a contracted value of approximately $1.4 million.  Pursuant to the terms of the Master Supply and Alliance Agreement between Ambient and Bel Fuse Inc., entered into in February 2009, we remain responsible for materials procured, and associated direct costs incurred, by Bel Fuse Inc. in relation to purchase orders  issued by Ambient. We have agreed, in principle, with Bel Fuse Inc. to remit monthly prepayments during the first half of 2014 in the aggregate amount of $800,000. As of the date of the filing of this report on Form 10-Q, Bel Fuse Inc. has invoiced the Company for $800,000, of which $600,000 has been remitted by us.  We believe that we will be able to mitigate additional costs associated with the program through the actual use of parts in future products, and/or through cooperative efforts between us and Bel Fuse Inc., to reduce any excess inventory of parts.

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

The following table summarizes the activity of the Company’s warranty accrual for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	March 31,	December 31,
(in thousands)	2014	2013

Balance at beginning of period	$54	$126
Warranty costs accrued, net	-	15
Warranty costs incurred	(17)	(87)
Balance at end of period	$37	$54

  NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(in thousands)	2014	2013

Accrued compensation and benefits	$346	$222
Accrued professional services	91	47
Accrued interest	22	-
Accrued excise taxes	-	1
Other accrued liabilities	76	72
	$535	$342

NOTE 10 - INCOME TAXES

Due to the Company’s loss from operations for the three months ended March 31, 2014, and March 31, 2013, the Company has not recorded a provision for income taxes and has recorded a full valuation allowance against its net deferred tax assets due to a history of accumulated losses.

NOTE 11 - STOCKHOLDERS' EQUITY

Restricted Stock Units

For the three months ended March 31, 2014, the Company issued 5,000 restricted stock units to an employee of the Company.  The restricted stock units awarded are scheduled to vest over approximately five months from the date of grant, with the first installment vesting on March 3, 2014 and subsequent installments vesting through July 15, 2014, provided that the employee is then employed by the Company as of the applicable vesting date. Generally, unvested portions of the awards are to immediately vest if there is a change of control.

NOTE 12 - LINE OF CREDIT

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

    Between January 1, 2014 and May14, 2014, under the Note Purchase Agreement, the Company has effected six draw-downs and issued six secured promissory notes each payable on or before June 30, 2014, in the principal aggregate amount of $3.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the risk factors section of our Annual Report on Form 10-K for the year ended December 31, 2013, that was filed on April 14, 2014.

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

Duke Energy Relationship

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

We believe that we have a potential opportunity to continue to support Duke Energy in their grid modernization efforts, if it were to eventually implement a full deployment of smart grid communications nodes in Indiana, Kentucky, and the Carolinas. While Duke Energy is using information from its North Carolina pilot programs and its Ohio deployment to enhance its customer experience. Duke Energy has not determined to implement a full deployment, and even if such determination is made, Duke Energy has not determined it would primarily use our nodes and communications platform in any such deployment.

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

In addition, in late 2013, we engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including, but not limited to, a sale of Ambient, a business combination or collaboration, joint development, and partnership opportunities. Our strategic process is both active and ongoing and includes a range of interactions with potential transaction counterparties. We believe it is in our stockholders' best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the near future. In connection with our strategic process, we have implemented the operating cost reductions discussed elsewhere in this report to reduce our overall use of cash and facilitate our pursuit of strategic initiatives. No assurance can be provided that these efforts will successfully result in any transaction.

Our business success in the immediate future will depend largely on our ability to secure additional financing, execute on a strategic alternative and expand our customer base.

NASDAQ Notice

On April 17, 2014, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that we no longer comply with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. NASDAQ Listing Rule 5550(b)(1) requires companies listed on the NASDAQ Capital Market to maintain stockholders’ equity of at least $2.5 million. Since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 14, 2014, reported stockholders’ (deficit) of $(1,519,000) and, as of April 16, 2014, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company no longer complies with the NASDAQ Listing Rules.  Under the NASDAQ Listing Rules, we have until June 2, 2014 to submit to NASDAQ a plan to regain compliance. If a plan is submitted and accepted, the Company can be afforded up to 180 calendar days from the date of the letter, or until October 14, 2014, to regain compliance. If a plan is submitted and not accepted, the Company may appeal to a NASDAQ Hearings Panel. We are currently evaluating various alternative courses of action to regain compliance and we intend to timely submit a plan to NASDAQ to regain compliance with the NASDAQ minimum stockholders equity standard. However, there can be no assurance that our plan will be accepted or that if it is, that we will be able to implement the plan and regain compliance or maintain the listing of our common stock on NASDAQ.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014, TO THE THREE MONTHS ENDED MARCH 31, 2013

Total Revenue. Total revenue for the three months ended March 31, 2014 was $565,000 representing a decrease of 89% from $5.0 million for the same period in 2013. The decrease in total revenue during the three months ended March 31, 2014 as compared to the same period in 2013 is attributable primarily to the substantial completion by our primary customer of its grid modernization project in Ohio.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2014, was $582,000, representing a decrease of 80% from $2.9 million for the corresponding period in 2013.   The decrease in cost of goods sold for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the decrease in sales volume. Cost of goods sold for the three months ended March 31, 2014 included a write-down of $246,000 for excess finished goods inventory.

Gross (Loss) Profit. Gross loss for the three months ended March 31, 2014 was $17,000, compared to a profit of $2.0 million for the corresponding period in 2013.  Gross margin for the three month ended March 31, 2014, which was affected by the provision for excess inventory was negative 3% compared to 41% in 2013. However, without the write-down recorded in 2014, gross margin period over period for products and service remained flat at approximately 41%.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 were $2.0 million, representing a decrease of $1.3 million from $3.3 million for the corresponding period in 2013. The decrease in research and development expenses for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the planned restructuring that was implemented in May and October 2013.  The purpose of the restructuring was to reduce overall operating expenses, including research and development.   As a result of this restructuring, we expect that research and development expenses will continue to decline during 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were $1.7 million, representing a decrease of $600,000 from $2.3 million for the corresponding period in 2013. The decrease in selling, general and administrative expenses for the three months ended March 31, 2014 as compared to the same periods in 2013 was due primarily to the restructuring that was implemented in May and October 2013. As a result of this restructuring, we expect that selling, general, and administrative expenses will continue to decline during 2014.

Other Income net. Other income for the three months ended March 31, 2014, was a net loss of approximately $26,000 compared to a net gain of approximately $29,000 for the corresponding period in 2013.  The 2013 loss primarily represented interest accrued from the drawdown of the line of credit. The 2013 gain, primarily represented the partial recovery of loans made by us to an unrelated company during 2000 and 2001, which had been previously written off in 2001

Mark-to-Market Adjustment of Warrant Liability. Changes in the fair value of warrant liabilities for the three months ended March 31, 2014 was $0 compared to $3,000 for the corresponding period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from sales of our products. At March 31, 2014, we had negative working capital of $4.6 million, including cash and cash equivalents of $1.0 million.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2014 compared to $2.3 million for the same period in 2013. Cash used in operating activities for the three months ended March 31, 2014 was primarily due to a net loss of $3.8 million, which includes non-cash expenses from stock-based compensation expense of $1.1 million, the payment of the adverse purchase commitment of $600,000, and payments of accounts payable of $243,000. Net cash used in operating activities for the three month ended March 31, 2013, was primarily due to a net loss of $3.5 million, which included  non-cash expenses from stock-based compensation expense of $438,000, a decrease in accounts receivable of $2.2 million, and payments of accounts payable of $2.0 million.

Net cash used in investing activities for the three months ended March 31, 2014 was $0 compared to $27,000 for the same period in 2013. In 2013, net cash used in investing activities was for additions of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2014 was $2.0 million compared to $0 for the same period in 2013.  In 2014, net cash provided by financing activities was for the issuance of our note payables due to the drawdown of our line of credit (as discuss in more detail in Note 12 to the Consolidated Financial Statements).

In an effort to preserve working capital, we implemented a series of restructuring measures in May and October 2013, principally consisting of reductions in our work force and a reduction in compensation of our senior management. Additionally, on August 12, 2013, we and Vicis Capital Master Fund (“Vicis”), our majority stockholder, entered into an agreement pursuant to which Vicis furnished to us access to a $5.0 million credit line (see Note 12 to the Consolidated Financial Statements). Pursuant to the arrangement, from time to time through June 30, 2014, as our cash resources fall below $500,000, we are entitled to receive from Vicis $500,000 in consideration for which we will issue to Vicis a promissory note in the principal amount of $500,000. Ambient may draw down on the facility as needed until the entire $5.0 million is exhausted. The arrangement terminates on June 30, 2014, unless the parties elect to extend it by mutual agreement. All notes issued will also be due and payable by June 30, 2014.  As of the date of this filing of this report on Form 10-Q, we have drawn down $3.0 million under this credit line, the funds from which are being used by the Company for working capital, general corporate purposes, and the funding of the Company’s strategic initiatives.

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

       However, there are factors that can impact our ability to continue to fund our operating needs beyond June 30, 2014, including

●	Our ability to expand sales volume, which is highly dependent on the grid modernization plans of utilities;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our ability and that of our contract manufacturer to maintain manufacturing costs as expected; and

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities and pursuing new business opportunities.

If we cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers, the Company will need to raise additional capital to support our business. Except for the Vicis credit facility discussed in Note 12 to the Consolidated Financial Statements accompanying this quarterly report on Form 10-Q, we have no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern after June 30, 2014.

            If management cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers and reducing our cost structure further, we will need to raise additional capital to support our business. Except for the Vicis credit facility discussed in Note 12 to the Consolidated Financial Statements, we have no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we will not have the cash resources to continue as a going concern through June 30, 2014.

In addition, if we do not have available cash from revenues or additional financing by June 30, 2014, we will not have sufficient cash flow to meet our working capital needs and would be unable to repay amounts due under the Vicis credit facility, if any, when due, which would have a material adverse impact on our business and operations. While we seek to identify sources of liquidity to repay the Vicis credit facility, there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to us, or at all.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Such “going concern” may make it more difficult for us to raise funds. Similarly, if our common stock is delisted from the NASDAQ Capital Market, it may limit our ability to raise additional funds.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

The following risk factors are in addition to, and should be read together with, the risk factors set forth in Part I, “Item 1A, Risk Factors” in our 2013 Form 10-K
.
Risks Related to Our Common Stock

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and the NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.

Our common stock is currently  listed  on the  NASDAQ  Capital  Market.  Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining listing on NASDAQ Stock Market.

On April 17, 2014, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that we no longer comply with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. NASDAQ Listing Rule 5550(b)(1) requires companies listed on the NASDAQ Capital Market to maintain stockholders’ equity of at least $2.5 million. Since our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 14, 2014, reported stockholders’ (deficit) of $(1,519,000) and, as of April 16, 2014, we did not meet the alternatives of market value of listed securities or net income from continuing operations, we no longer comply with the NASDAQ Listing Rules.

Under the NASDAQ Listing Rules, we have until June 2, 2014, to submit to NASDAQ a plan to regain compliance. If a plan is submitted and accepted, we can be afforded up to 180 calendar days from the date of the letter, or until October 14, 2014, to regain compliance. If a plan is submitted and not accepted, we may appeal to a NASDAQ Hearings Panel.

We are currently evaluating various alternative courses of action to regain compliance and we intend to timely submit a plan to NASDAQ to regain compliance with the NASDAQ minimum stockholders equity standard. However, there can be no assurance that our plan will be accepted or that if it is, that we will be able to implement the plan and regain compliance or maintain the listing of our common stock on NASDAQ. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

In addition, the closing bid price of our common stock on the NASDAQ Capital Market has been less than $1.00 since May 2, 2014. If the closing bid price of our common stock remains at less than $1.00 for 30 consecutive business days, our common stock will be out of compliance with the minimum closing bid price requirement for continued listing on the NASDAQ Capital Market. Although the NASDAQ Stock Market provides listed companies a 180-day grace period to regain compliance with the minimum closing bid price requirement, there is no guarantee that we could regain compliance within this period, and as a result we could be delisted from the NASDAQ Capital Market, even if our plan to regain compliance with the minimum stockholders equity standard is accepted.

ITEM 6. EXHIBITS

Exhibit No.	Description

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

AMBIENT CORPORATION
(Registrant)

Date: May 15, 2014	By:	/s/ John J. Joyce
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